Form 10-K
period 2010-06-30
Full Circle Capital Corp
filed 2010-09-28
CIK 1490013

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 814-00809
Full Circle Capital Corporation
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
MARYLAND	27-2411476
(State or jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

800 Westchester Ave., Suite S-620,	10573
Rye Brook, NY	(Zip Code)
(Address of principal executive office)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:
(914) 220-6300
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock, par value $0.01 per share	NASDAQ Capital Market
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐ NO ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  YES ☐     NO ☑

The number of shares of the registrant’s common stock outstanding as of September 27, 2010 was 5,787,853, excluding 403,662 shares that will be issued upon either the exercise or expiration of the overallotment option granted to the underwriters of the registrant's initial public offering. This overallotment option expires on September 30, 2010.

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 31, 2009 is not applicable because the registrant completed its initial public offering in September 2010. Accordingly, there was no public market for the registrant’s common stock on December 31, 2009, the last business day of the registrant’s most recently completed second quarter.

DOCUMENTS INCORPORATED BY REFERENCE
None

TABLE OF CONTENTS
		Page

	PART I
Item 1.	Business	3
Item 1A.	Risk Factors	31
Item 1B.	Unresolved Staff Comments	49
Item 2.	Properties	49
Item 3.	Legal Proceedings	49
Item 4.	Reserved	50

	PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	51
Item 6.	Selected Financial Data	52
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	53
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	60
Item 8.	Financial Statements and Supplementary Data	61
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	78
Item 9A.	Controls and Procedures	78
Item 9B.	Other Information	78

	PART III
Item 10.	Directors, Executive Officers and Corporate Governance	79
Item 11.	Executive Compensation	85
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	85
Item 13.	Certain Relationships and Related Transactions, and Director Independence	87
Item 14.	Principal Accounting Fees and Services	89

	PART IV
Item 15.	Exhibits and Financial Statement Schedules	90
Signatures		92
Exhibit Index		90

PART I
Item 1.	Business

Full Circle Capital Corporation (“Full Circle Capital,” the “Company,” or “we”), a Maryland corporation formed in April 2010, is an externally managed non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We are managed by Full Circle Advisors, LLC (“Full Circle Advisors” or the “investment advisor”). Full Circle Service Company, LLC (“Full Circle Service Company” or the “administrator”) provides the administrative services necessary for us to operate.

On August 31, 2010, we priced our initial public offering of 2,000,000 shares of our common stock at the offering price of $9.00 per share. Our shares are currently listed on the NASDAQ Capital Market under the symbol “FULL.”

We were formed to continue and expand the business of Full Circle Partners, LP and Full Circle Fund, Ltd. (collectively, the “Legacy Funds”), which were formed in 2005 and 2007, respectively. As part of this continuation and expansion, we invest primarily in asset-based senior secured loans and, to a lesser extent, mezzanine loans and equity securities issued by smaller and lower middle-market companies (annual revenues between $3 million and $75 million) that operate in a diverse range of industries, with a specific focus on the media, communications and business services industries where we believe we have particular expertise. In our lending activities, we focus primarily on portfolio companies with both (i) tangible and intangible assets available as collateral and security against our loan to help mitigate our risk of loss, and (ii) cash flow to cover debt service. We believe this provides us with a more attractive risk adjusted return profile, with greater principal protection and likelihood of repayment.

Our investments generally range in size from $3 million to $10 million; however, we may make larger investments from time to time on an opportunistic basis.  We focus primarily on senior secured loans and “stretch” senior secured loans, also referred to as “unitranche” loans, which combine characteristics of traditional first-lien senior secured loans and second-lien or subordinated loans. Our stretch senior secured loans typically possess a greater advance rate against the borrower’s assets and cash flow, and accordingly carry a higher interest rate and/or greater equity participation, than traditional senior secured loans. We believe that having a first lien, senior secured position provides us with greater control and security in the primary collateral of a borrower and helps mitigate risk against loss of principal should a borrower default. We also invest in mezzanine, subordinated or unsecured loans. In addition, we may acquire equity or equity related interests from a borrower along with our debt investment. We attempt to protect against risk of loss on our debt investments by securing our loans against a significant level of tangible or intangible assets of our borrowers, which may include accounts receivable and contracts for services, and obtaining a favorable loan-to-value ratio, and in many cases, securing other financial protections or credit enhancements, such as personal guarantees from the principals of our borrowers, make well agreements and other forms of collateral, rather than lending predominantly against anticipated cash flows of our borrowers. We believe this allows us more options and greater likelihood of repayment from refinancing, asset sales of our borrowers and/or amortization.

We generally seek to invest in smaller and lower middle-market companies in areas that we believe have been historically under-serviced, especially during the current credit crisis. These areas include industries that are outside the focus of mainstream institutions or investors due to required industry-specific knowledge or are too small to attract interest from larger investment funds or other financial institutions. Because we believe there are fewer banks and specialty finance companies focused on lending to these smaller and lower middle-market companies, we believe we can negotiate more favorable terms on our debt investments in these companies than those that would be available for debt investments in comparable larger, more mainstream borrowers. Such favorable terms may include higher debt yields, lower leverage levels, more significant covenant protection or greater equity grants than typical of other transactions. We generally seek to avoid competing directly with other capital providers with respect to specific transactions in order to avoid the less favorable terms we believe are typically associated with such competitive bidding processes.

Legacy Portfolio Acquisition

Immediately prior to the pricing of our initial public offering, we acquired a portfolio of investments (the “Legacy Portfolio”) from the Legacy Funds, which are managed by an affiliate of our investment adviser. The investments included in the Legacy Portfolio had a collective fair value of approximately $72.3 million as of June 30, 2010, as determined by our Board of Directors. In connection with our acquisition of the Legacy Portfolio, we issued an aggregate of 3,787,753 shares of our common stock and approximately $3.4 million of senior unsecured notes (the “Distribution Notes”) to investors in the Legacy Funds (the “Legacy Investors”), pursuant to a Purchase and Sale Agreement (the “Asset Purchase Agreement”). In addition, the Asset Purchase Agreement provides for a subsequent payment to certain Legacy Investors 30 days after the pricing of our initial public offering, or earlier if the over-allotment option granted to the underwriters is exercised in full (the “Subsequent Payment Obligation”). If the over-allotment option is exercised in full, these Legacy Investors will be entitled to receive, collectively, 103,662 shares plus a cash amount equal to the aggregate purchase price paid by the underwriters to acquire the number of shares underlying the over-allotment option that corresponds to the number of shares offered by such Legacy Investors (i.e., the public offering price less underwriting discounts and commissions) less offering-related expenses. This cash amount is estimated to be approximately $2.47 million, representing gross proceeds to Legacy Investors of approximately $2.70 million less underwriting discounts and commissions and offering-related expenses of approximately $0.23 million. If the over-allotment option is not exercised and expires, these Legacy Investors will receive 403,662 additional shares of our common stock. If the over-allotment option is partially exercised, these Legacy Investors will receive a proportionate distribution of both cash and stock, depending upon the amount of the shares underlying the over-allotment option that were actually acquired by the underwriters. For information on the ownership of our shares, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” We also incurred approximately $27.5 million of debt upon entry into a new secured revolving credit facility (the “New Credit Facility”) with FCC, LLC d/b/a First Capital (“First Capital”) in connection with the assumption of outstanding amounts under the Legacy Funds’ credit facility (the “Legacy Credit Facilities”). We refer to these transactions, collectively, as the “Full Circle Portfolio Acquisition.” All of the loans that constitute the Legacy Portfolio are performing as of June 30, 2010.

The Investment Adviser

We are managed by Full Circle Advisors, whose investment team members have an average of nearly 22 years of experience financing and investing in smaller and lower middle-market companies. Full Circle Advisors’ investment team also presently manages Full Circle Funding, LP, a specialty lender serving smaller and lower middle-market companies that has originated approximately $216 million in loans and investments in 42 distinct borrowers since its inception in 2005. The existing investment funds managed by Full Circle Funding, LP, which currently consist of the Legacy Funds, have been fully committed and are no longer making investments, and are expected to be wound down as their remaining investments mature.

We benefit from the proven ability of our investment adviser’s investment team to identify attractive investment opportunities, conduct diligence on and value prospective investments, negotiate terms, secure collateral against our loans and manage and monitor a diversified portfolio of those investments. Our investment adviser’s investment team members have broad investment backgrounds, with prior experience at investment banks, commercial banks, unregistered investment funds and other financial services companies, and have collectively developed a broad network of contacts to provide us with our principal source of investment opportunities.

Our investment adviser is led by John E. Stuart, our Chief Executive Officer and President, and the manager of Full Circle Advisors. Mr. Stuart is assisted by Stephen J. Healey, who serves as a Vice President of Full Circle Advisors. We consider Messrs. Stuart and Healey to be Full Circle Advisors’ investment team.

Business Strategy

Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We have adopted the following business strategies to achieve our investment objective:

•
Deliver Flexible Financing Solutions.  We believe our ability to provide a broad range of flexible debt financing solutions to smaller and lower middle-market companies sets us apart from other capital providers. We offer to our portfolio companies debt financing facilities that, combined with our ability to recognize the underlying value and security of diverse types of traditional and non-traditional asset based collateral, we believe allows us to provide flexible facilities to fit the capital requirements of each borrower. We believe that our focus on providing senior secured and stretch senior loans provides a more efficient and less complicated capital structure and source of capital for borrowers. We also believe that it maximizes our control of and exposure to asset-based collateral coverage as security for our loans, thereby greatly reducing our risk of possible losses due to deterioration in a borrower’s performance.

•
Focus on Smaller and Lower Middle-Market Companies.  We generally provide capital to our portfolio companies for growth capital, acquisition financing and refinancing of existing debt facilities. We believe our target portfolio companies are generally involved in industries or markets that are under-followed or serviced because they are either less visible to mainstream institutions or investors, or are too small or localized for larger financial institutions or larger funds, particularly those that lack the requisite industry-specific knowledge and expertise. We believe there have historically been fewer banks and finance companies focused on lending to these types of smaller and lower middle-market companies. As a result, we believe we can negotiate terms on loans to these types of companies that generally possess better risk-adjusted return profiles than terms on loans to larger, more mainstream companies. Such favorable terms may include higher debt yields, lower leverage levels, more significant covenant protection and/or greater equity grants than typical of transactions involving larger companies. We generally seek to avoid competing directly with other capital providers with respect to specific transactions in order to avoid the less favorable terms we believe are typically associated with such competitive bidding processes.

•
Focus on Asset-Based Lending and Structuring of Investments to Minimize Risk of Loss.  We seek to structure our loan investments on a favorable LTV exposure based on underlying collateral or enterprise value with high cash yields, cash origination fees, low leverage levels and strong investment protections. We generally seek to protect against risk of loss on our debt investments by securing our loans against a significant level of tangible or intangible assets of our borrowers, obtaining a favorable LTV ratio or other financial protections or credit enhancements, rather than lending predominantly against anticipated cash flows of borrowers. We believe this provides us with more options and a greater likelihood of repayment from both cash flow and/or asset sales.

•
Structure Loans with Superior Security and Asset Protection.  Our loan instruments and documentation focus on favorable lender protections with security over the collateral, financial and other covenants and rigorous reporting requirements on behalf of our borrowers. We monitor covenant and other loan compliance on a monthly and quarterly basis and personnel from our investment adviser will perform periodic field exams at the borrower level. We utilize both term debt and revolving loan structures and, accordingly, often seek to maintain control of our borrowers’ cash receipts from revenues as additional security for our positions. As of June 30, 2010, the Legacy Funds had lockbox or dominion of cash, or account control agreements, on over 92%, 92% and 91% of the borrowers in the Legacy Portfolio, as adjusted for the Lotus Transaction (as defined below), as calculated by principal amount, fair value and quarterly revenue, respectively. We assumed these agreements from the Legacy Funds in connection with our acquisition of the Legacy Portfolio. In addition, we may seek credit enhancements, such as personal guarantees from a borrower’s principal owners or “make well” features to provide us with additional equity in the event of underperformance. We may also seek a pledge of stock or other assets from a borrower or its operating subsidiaries.

•
Pursue Attractive Risk Adjusted Returns.  As of June 30, 2010, the weighted average annualized yield of the debt investments comprising the Legacy Portfolio was approximately 12.1%, which includes a cash component of approximately 11.7%, as adjusted for the Lotus Transaction (as defined below). The 16 debt investments included in the Legacy Portfolio averaged a LTV ratio of approximately 51% as of June 30, 2010 (i.e., each $51 of loan value outstanding is secured by $100 of collateral value), as adjusted for the Lotus Transaction (as defined below). Although it is subject to fluctuation, we believe this LTV ratio, which measures the aggregate amount of our loan positions against the aggregate amount of primary collateral value pledged by our borrowers as security against our loans, reflects the relative strength of the debt investments comprising the Legacy Portfolio. In addition, as of June 30, 2010, these same positions averaged a senior and pari passu debt to EBITDA multiple of approximately 3.49x, as adjusted for the Lotus Transaction (as defined below). Finally, our debt investments are designed to have strong protections beyond repayment from cash flow and asset liquidation coverage, including default penalties, information rights, and affirmative, negative and financial covenants, such as lien protection and prohibitions against change of control. We believe this level of collateral protection helps minimize against the risk of loss, even if a loan goes into default.

•
Leveraging the Skill, Experience and Resources of Full Circle Advisors’ Investment Team.  Full Circle Advisors’ investment team members have an average of nearly 22 years of experience financing and investing in smaller and lower middle-market companies. The investment team members have broad investment and operational backgrounds, with prior experience at specialty finance companies, investment management firms, private equity investment funds, investment banks and other financial services companies. We believe their expertise in analyzing, valuing, structuring, negotiating, closing, monitoring and restructuring transactions should provide us with a competitive advantage by allowing us to consider customized financing solutions and non-traditional and complex structures. We believe this experience should also be valuable when we have to work with stressed and distressed credits.

•
Balanced Investing Across Industries with Expertise.  While we seek to maintain a portfolio of investments that is appropriately balanced among various companies, industries, geographic regions and end markets, we focus our investing activities on certain areas that we believe maintain favorable asset coverage positions, including the media, communications and business services industries. We believe that the stable, long term asset values that may be found in the media, communications and business services industries can provide us with significant collateral protection on our loans, in contrast to taking some of the risks of repayment attendant to relying exclusively on a borrower’s current cash flows. Going forward, we intend to seek to maintain a more balanced portfolio, compared to the Legacy Portfolio, to mitigate the potential effects of negative economic events for particular companies, regions and industries.

•
Capitalize on Strong Transaction Sourcing Network.  Our investment adviser’s investment team seeks to leverage their extensive network of referral sources for investments in smaller and lower middle-market companies. We believe through their prior investment experience, the investment team members have collectively developed a reputation in our target market and in the industries in which we invest as a responsive, efficient and reliable source of flexible financing.

•
Employ Disciplined Underwriting Policies and Rigorous Portfolio Management.  We directly originate most of our investments, which, in our experience, generally allows us to pursue a more rigorous due diligence examination of the investments than if we invest as part of a lending syndicate led by others. Our investment adviser’s investment team has developed an extensive underwriting due diligence process which includes a review of the prospects, competitive position, financial performance and industry dynamics of each potential portfolio company. In underwriting a potential borrower, they engage in a variety of quantitative and qualitative stress tests, and analyze our ability to successfully liquidate a favorable collateral package underlying a loan in the event of default. These processes continue during the portfolio monitoring process, when our investment adviser will analyze monthly and/or quarterly financial statements versus the previous periods and year, review financial projections, conduct field examinations, meet with management, attend board meetings, review all compliance certificates and covenants and regularly assess the financial and business conditions and prospects of borrowers.

Market Opportunity

We believe that the current credit environment provides favorable opportunities to achieve attractive risk-adjusted returns on the types of asset-based senior secured loans we target. In particular, we believe that demand for financing from smaller to lower middle-market companies is largely outpacing the availability of lenders that have traditionally served this market. We believe that bank consolidations, the failure of a number of alternative lending vehicles due to poor underwriting practices and an overall tightening of underwriting standards has significantly reduced the number and activity level of potential lenders.

Between March 2009 and March 2010, the number of FDIC insured commercial lenders decreased by approximately 6.94%, with the amount of total loans issued by these lenders decreasing from $4.158 trillion to $3.064 trillion, according to FDIC reports. In addition, media reports have indicated that the 22 banks that got the most help from the U.S. Treasury’s bailout programs decreased their small business lending by $12.5 billion collectively between April 2009 and January 2010. We believe that the remaining larger, traditional lenders and large, private investment pools are focusing on larger investment transaction sizes and as a result the smaller to lower middle-market companies we target are unable to access sufficient financing. We believe that in the current environment, it is possible to originate and refinance investments with higher returns achieved through increased interest rates, equity participation and loan fees at lower risk points, compared to those available in 2007 and 2008. We believe that many lenders have been hurt by loans underwritten prior to the current economic recession at high debt multiples, and as a result the debt multiples have contracted. The average debt multiples for middle-market loans to businesses with EBITDA of less than $50 million, including second lien and subordinated debt, have decreased from a peak of 4.8x in 2007 to 4.2x in the first half of 2009. We believe these lower debt multiples provide for lower risk as there is more cushion between the value of the company and the amount of debt the borrowing company holds.

Thus we believe that the current credit markets combined with certain long term trends associated with lending to smaller and lower middle-market companies provide the ideal market environment.

•
Competitive Edge and Skill Set.  Our core strength of providing efficient and flexible lending solutions to smaller and lower middle-market companies requires a market approach and skill set that we believe is generally not found in larger or more localized regional lenders. We believe that many of the companies we target are in industries that are less visible or too specialized for larger mainstream institutions or investors, or require too little funding or are too localized for larger financial institutions to consider, particularly where those institutions lack the requisite industry-specific knowledge and expertise. During the period 1992 to 2009, loan composition for banks sized $1 billion to $10 billion in assets showed a decline of commercial and industrial loans from 25% to 17% while real estate lending grew from 42% to 72%. Accordingly, we believe that many potential competitive lenders lack the personnel or lending experience required to address the very strong market demand for commercial and industrial lending. We believe our strengths include the ability to originate, underwrite and manage a more labor intensive portfolio consisting of debt investments in smaller companies, and to operate underwriting, due diligence and loan portfolio management activities singularly focused on these types of companies.

•
Strong Demand For Capital Coupled with Fewer Providers.  We believe there has long been a combination of demand for capital and an underserved market for capital addressing smaller and lower middle-market borrowers. We believe there is robust demand for continued growth capital as well as demand from very significant refinancing requirements of many borrowers as debt facilities come due, given the lack of willing and qualified capital providers. We believe these market conditions have been further exacerbated in the current environment due to:

º	larger lenders exiting this market to focus on larger investment opportunities which are more appropriate for their operating cost structures;

º	the elimination of many specialized lenders from the market due to lack of capital as a result of, for instance, the closing off of the securitization market or their own poor performance; and

º	the need for certain capital providers to reduce lending activities due to their reduced access to capital and the overall deleveraging of the financial market.

With the decreased availability of debt capital for smaller to lower middle-market borrowers, combined with the significant demand for refinancing, we believe there are increased lending opportunities for us.

•
More Conservative Deal Structures.  As a result of the current credit crisis, we believe lenders are mandating less leverage, more equity and tighter loan covenants than what had previously been customary. We believe that lower purchase prices for assets and lower debt multiples, combined with greater equity cushions beneath loans, allows for greater cash flow for debt service, creating faster loan repayments despite overall higher debt costs to borrowers. We believe this aspect provides considerable cushion against underperformance and default of borrowers as well as faster de-risking of loan positions as credit statistics improve over the term of the loan facilities.

•
Attractive Return Profile.  We believe the reduced access to, and reduced availability of, debt capital has decreased competition in smaller to lower middle-market lending which had already become less competitive and more fragmented prior to the credit crisis, resulting in a better market for loan pricing. We believe that the withdrawal of many traditional senior lenders from the market, combined with reduced advance rates and leverage levels, allows for stretch senior lenders to charge rates that typically reflect mezzanine or subordinated structures for entire facilities, while maintaining first lien senior secured positions over the loan collateral provided by the borrowers. Our investment adviser’s investment team has experienced this attractive return environment since the onset of the credit crisis in the second half of 2008, when transactions originated by them saw increased returns from interest and fees charged, as well as more meaningful warrant participations.

Investments

We engage in various investment strategies in order to achieve our overall lending and investment objectives. The strategy we select depends upon, among other things, market opportunities, the skills and experience of our investment adviser’s investment team and our overall portfolio composition. Our strategies generally seek to provide current cash yields and favorable loan-to-value ratios, or other financial guarantees or credit enhancements with respect to loan collateral. Many of our debt investments offer the opportunity to participate in a borrower’s equity performance through warrant participation, direct equity ownership or otherwise, and many notes that we purchase require the borrower to pay an early termination fee. Collectively, these attributes have been, and are expected to be, an important contributor to the returns generated by our investment adviser’s investment team.

Full Circle Advisors’ investment team uses a disciplined investment, portfolio monitoring and risk management process which emphasizes strict underwriting standards and guidelines, strong due diligence investigation, regular position review and analysis, and proper investment diversification. They allocate capital among different investment sectors on the basis of relative risk/reward profiles as a function of their associated downside risk, volatility, perceived fundamental risk and liquidity.

Types of Investments

We target debt investments that yield meaningful current income and, in many cases, provide the opportunity for capital appreciation through equity securities.

Debt Investments

Full Circle Advisors’ investment team tailors the terms of each debt investment to the facts and circumstances of the transaction and prospective portfolio company, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. As of June 30, 2010, all of the Legacy Portfolio’s debt investments were secured by first, and in some cases second, priority liens on the assets of the portfolio company. Our primary source of return is the monthly cash interest we collect on our debt investments.

•
First Lien Loans.  Our first lien loans generally have terms of two to five years and provide a variable interest rate, subject to a floor to protect against return compression in a falling interest rate environment. These loans generally do not have interest rate ceilings. Such facilities contain prepayment penalties and are secured by a first priority security interest in all existing and future assets of the borrower. Our first lien loans may take many forms, including revolving lines of credit, term loans, multi-draw term loans and other lines of credit. We often seek to employ a lockbox to collect payment receipts, as we believe it protects us against payment delinquencies and provides increased security and protection in the event of a default or under performance. A focus within our first lien loans is senior secured “stretch” loans which, along with most of the attributes of our first lien loans, include a greater advance rate against the borrower and accordingly carry a higher interest rate or greater equity participation.

•
Second Lien Loans.  Our second lien loans generally have terms of five to six years, provide for a fixed or floating interest rate, contain prepayment penalties and are secured by a second priority security interest in all existing and future assets of the borrower. We generally avoid second lien exposure without also investing in the first lien loans of the portfolio company. We believe this gives us greater influence and control should any issues arise between the two instruments. Our second lien loans may to a lesser extent include payment-in-kind, or PIK, interest for a portion of the interest, which represents contractual interest accrued and added to the principal that generally becomes due at maturity.

•
Unsecured Loans.  Although our portfolio does not currently have any investments in unsecured loans, we may make such investments in the future. We would expect any unsecured investments generally to have terms of five to six years and provide for a fixed interest rate. We may make unsecured investments on a stand-alone basis, or in conjunction with a senior secured loan, a junior secured loan or a “one-stop” financing. Our potential unsecured investments may include payment-in-kind, or PIK, interest, which represents contractual interest accrued and added to the principal that generally becomes due at maturity, and an equity component, such as warrants to purchase common stock in the portfolio company.

Full Circle Advisors’ investment team typically structures debt investments to include covenants that seek to minimize the risk of capital loss. These debt investments generally have strong protections, including default penalties, information rights, board observation rights, and affirmative, negative and financial covenants, such as lien protection and prohibitions against change of control. These debt investments also have substantial prepayment penalties designed to extend the average life of the loans, which we believe will help to grow our portfolio.

Equity Investments

When we make a debt investment, we may be granted equity participation in the form of three to five year warrants to purchase common equity in the company in the same class of security that the owners or equity sponsors receive upon funding. In addition, we may make non-control, equity co-investments in conjunction with a loan transaction with a borrower. Full Circle Advisors’ investment team generally seeks to structure our equity investments, such as direct equity co-investments, to provide us with minority rights provisions and event-driven put rights. They also seek to obtain limited registration rights in connection with these investments, which may include “piggyback” registration rights.

Asset Based Collateral Focus

In most cases, our investment adviser’s investment team attempts to protect against risk of loss on our debt investments by making senior loans secured by the assets of our borrowers, and obtaining favorable loan-to-value ratios or other financial protections or credit enhancements, rather than lending exclusively against “cash flows.” Loans may be backed by a variety of types of tangible and intangible assets, including, but not limited to, lease obligations, royalty interests, commercial account receivables, contractual revenue and payment rights (including contacts providing for recurring monthly revenue streams), settlements, franchise rights, licenses, permits, mortgages, easements and other real property interests, and other tangible personal property, and intangible property such as intellectual property and patents. Our debt investments typically have a first, and in some cases a second, priority senior security interest in the operative assets of the borrower and collateral assignment of rights and contracts, though we also may make mezzanine and equity investments where we believe the risk and reward, and level of security, warrants such an investment. As an asset based lender, we seek to provide working capital lines to borrowers secured by accounts receivable, inventory, machinery and equipment, real estate and in some cases, intellectual property or brand values. These facilities will typically be comprised of a borrowing base formula and include revolving loans and term loans as part of their structures.

As a result of our asset-oriented lending philosophy, our investment adviser’s investment team focuses on the media and communications industry, where companies tend to have significant asset value relative to their earnings, and the investment team possesses significant experience in sourcing, underwriting, due diligence and restructuring. Full Circle Advisors’ investment team also invests in other areas of opportunity with similar attributes, such as the business services sector, in which companies often possess recurring monthly revenue streams. Our investment focus may shift over time, consistent with our overall lending and investment objectives, and desire for asset based collateral.

Targeted Industries

The Legacy Portfolio contains a number of investments in the media and communications and business services industries, as a result of the focus and prior investing experience of our investment adviser’s investment team in those sectors. We intend to leverage this prior investing experience to continue to target attractive investments in those industries. However, these industries are not our only focus, and we expect to seek prospective investments in other industries and sectors. As a result, we expect that the relative portion of our portfolio invested in the media and communications and business services industries may decrease over time. In addition, we may from time to time invest a relatively significant percentage of our portfolio in industries we do not necessarily target, such as the finance/lending industry, represented by our investment in the First Capital Lotus Asset-Based Loan Fund I, LP (the “Lotus Fund”) and one additional investment.

Asset Based Media and Communications Investments

As of June 30, 2010, approximately 26% and 20% of the Legacy Portfolio consists of loans to and investments in companies involved in the communications industry (such as companies that perform residential security alarm monitoring or provide digital video satellite and broadband service to multiple dwelling units) and media industry (such as outdoor advertising and radio broadcasting companies), respectively. These industries are a core area of our lending and investment focus. Our investment adviser’s investment team has extensive experience in the media and communication sectors. We believe that these sectors present significant investment opportunities that possess attractive loan attributes. These include, but are not limited to, long-term tangible and intangible assets, the ability to perfect our security interest in the collateral, relatively stable revenue and cash flow profile, the ability to foreclose on and transport the underlying collateral should we need to take control of it, and a broad market of participants to purchase or operate the business and assets in the event of foreclosure.

Our media and communications investments generally are secured by long-term tangible or intangible assets which include, but are not limited to, regulatory licenses, franchises or leasehold values, associated contractual revenue and cash flow streams and intellectual property, including copyrights and patents. Within these parameters, we focus on smaller and lower middle-market media and communications investments.

Business Services

As of June 30, 2010, approximately 29% of the Legacy Portfolio consists of loans to and investments in companies involved in the broader business services industry (such as companies that provide services related to data and information, information retrieval and asset recovery). These companies typically provide a range of services to customers and such services are generally characterized by their non-discretionary spending nature, contracts of varying length which provide recurring monthly revenues and contracts or services that can be sold or assigned to another provider upon liquidation or sale of a business.

Investment Selection

Our investment adviser’s investment team is responsible for all aspects of our investment process. The current members of the investment team are John Stuart, the sole initial member of the investment committee of Full Circle Advisors, and Steve Healey, who serves as a Vice President of Full Circle Advisors. While the investment strategy involves a team approach, whereby potential transactions are screened by various members of the investment team, Mr. Stuart must approve of all investments in order for them to proceed. The stages of our investment selection process are as follows:

Deal Generation/Origination

Deal generation and origination is maximized through long-standing and extensive relationships with industry contacts, brokers, commercial and investment bankers, entrepreneurs, services providers such as lawyers and accountants, as well as current and former clients, portfolio companies and investors. Our investment adviser’s investment team supplements these lead generators by also utilizing broader marketing efforts, such as attendance at prospective borrower industry conventions, an active calling effort to smaller private equity firms and sponsors, and through web presence and search tool optimizations. They also focus their deal generation and origination efforts on smaller and lower middle-market companies. Our investment adviser’s investment team has developed a reputation as a knowledgeable and reliable source of capital, providing value-added industry advice and financing assistance to borrowers’ businesses.

Screening

In screening potential investments, our investment adviser’s investment team utilizes the same value-oriented investment philosophy they employed in their work with the Legacy Funds and commits resources to managing downside exposure.

Portfolio Company Characteristics

We have identified several criteria that we believe are important in identifying and investing in prospective portfolio companies. These criteria provide general guidelines for our investment adviser’s investment team’s decisions; however, not all of these criteria will be met by each prospective portfolio company in which they choose to invest. Generally, our investment adviser seeks to utilize its access to information generated by its investment team to identify investment candidates and to structure investments quickly and effectively.

Established Companies.  We seek to invest in established companies with sound historical financial and operating performance. We typically focus on companies with an operating cash flow profile. We do not intend to invest in start-up companies or companies with highly speculative business plans.

Defensible and Sustainable Business or Asset Values.  We seek to invest in companies with proven products and/or services and strong regional or national operations and assets that cannot be easily replicated or substituted, and generally hold value through economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.

Ability to Exert Meaningful Influence or Control Over Our Investment.  We target investment opportunities in which we will be the lead or sole investor in our portion of the capital structure, and in which we can add value through active participation, often through advisory positions.

Exit Strategy.  We predominantly invest in companies which provide multiple alternatives for an eventual exit. We seek companies that we believe will provide a stable underlying asset value and a steady stream of cash flow that will allow for repayment from refinancing, asset or business sales and principal amortization. We believe that such asset coverage combined with internally generated cash flow, which primarily provides for the payment of interest on, and the repayment of the principal of, our investments in portfolio companies represents a key means by which we will be able to service our loans and eventually exit from our investments over time.

In addition, we also seek to invest in companies whose business models and expected future cash flows offer attractive exit possibilities due to strong asset values and unique or difficult to aggregate assets. These companies include candidates for strategic acquisition by other industry participants and companies that may repay our investments through an initial public offering of common stock or another capital market transaction.

Liquidation Value of Assets.  The prospective liquidation value of the assets, if any, collateralizing loans in which we invest is an important factor in our credit analysis. Our analysis emphasizes both tangible assets, such as accounts receivable, inventory, equipment and real estate, and intangible assets, such as intellectual property, customer lists, networks and databases.

Experienced and Committed Management.  We generally require that portfolio companies have an experienced management team. We also generally require portfolio companies have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests.

In addition to the standards applied in evaluating investments in all industries, our main criteria in analyzing investments in media and communications companies include their site or market area quality, underlying leases, license or franchise terms, stability of revenue streams and asset values through economic cycles, market liquidity of their underlying assets, and our anticipated level of recovery upon foreclosure.

Due Diligence Our investment adviser conducts diligence on prospective portfolio companies consistent with the approach its investment team adopted in their work with the Legacy Funds. We believe that the investment team has a reputation for conducting extensive due diligence investigations in their investment activities. In conducting due diligence, our investment adviser uses publicly available information as well as information from its relationships with former and current management teams, consultants, competitors and investment bankers.

Our investment adviser’s due diligence typically includes:

•	review of historical and prospective financial information;

•	research relating to the company’s management, industry, markets, products and services and competitors;

•	on-site visits and verification of collateral;

•	interviews with management, employees, customers and vendors of the potential portfolio company;

•	review of senior loan documents;

•	asset and business value appraisals by third party advisors; and

•	background checks.

Upon the completion of due diligence and a decision to proceed with an investment in a company, the investment professionals leading the investment present the investment opportunity to our investment adviser’s investment team, which then determines whether to pursue the potential investment. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent accountants prior to the closing of the investment, as well as other outside third-party advisers, as appropriate. Any fees and expenses incurred by Full Circle Advisors in connection with due diligence investigations undertaken by third parties are subject to reimbursement by Full Circle Capital, if not otherwise reimbursed by the prospective borrower, which reimbursements are in addition to any management or incentive fees payable under our Investment Advisory Agreement to Full Circle Advisors. While the investment strategy involves a team approach, Full Circle Capital may not enter into a transaction without the prior approval of Mr. Stuart.

Ongoing Relationship with Portfolio Companies

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may also receive fees for these services. Full Circle Service Company provides such managerial assistance on our behalf to portfolio companies that request this assistance.

Monitoring

Our investment adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if it is meeting its business plan and to assess the appropriate course of action for each company.

Our investment adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which include the following:

•	Assessment of success in adhering to each portfolio company’s business plan and compliance with covenants;

•	Periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;

•	Comparisons to our other portfolio companies in the industry, if any;

•	Attendance at and participation in board meetings; and

•	Review of monthly and quarterly financial statements and financial projections for portfolio companies.

In addition to various risk management and monitoring tools, our investment adviser also uses an investment rating system to characterize and monitor our expected level of return on each investment in our portfolio.

We use an investment rating scale of 1 to 5. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description

1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit)

2	The portfolio company is performing above expectations and the risk profile is generally favorable

3
Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3

4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable

5	The investment is performing well below expectations and is not anticipated to be repaid in full

Our investment adviser monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. As of June 30, 2010, the weighted average investment rating on the fair market value of the Legacy Portfolio was 3.21, as adjusted for the Lotus Transaction (as defined below). In connection with our valuation process, our investment adviser reviews these investment ratings on a quarterly basis, and our Board of Directors affirms such ratings. The investment rating of a particular investment should not, however, be deemed to be a guarantee of the investment’s future performance.

Valuation Procedures

We conduct the valuation of our assets, pursuant to which our net asset value is determined, at all times consistent with GAAP and the 1940 Act. Our valuation procedures are set forth in more detail below:

Securities for which market quotations are readily available on an exchange shall be valued at such price as of the closing price on the day of valuation. We may also obtain quotes with respect to certain of our investments from pricing services or brokers or dealers in order to value assets. When doing so, we determine whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined adequate, we use the quote obtained.

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of our investment adviser or Board of Directors, does not represent fair value, which represents a substantial majority of the investments in our portfolio, shall each be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with our senior management; (iii) independent third-party valuation firms engaged by, or on behalf of, the Board of Directors will conduct independent appraisals and review management’s preliminary valuations and make their own assessment for all material assets; (iv) the Board of Directors will discuss valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the investment adviser and, where appropriate, the respective third-party valuation firms.

The recommendation of fair value is generally based on the following factors, as relevant:

•	the nature and realizable value of any collateral;

•	the portfolio company’s ability to make payments;

•	the portfolio company’s earnings and discounted cash flow;

•	the markets in which the issuer does business; and

•	comparisons to publicly traded securities.

Securities for which market quotations are not readily available or for which a pricing source is not sufficient may include, but are not limited to, the following:

•	private placements and restricted securities that do not have an active trading market;

•	securities whose trading has been suspended or for which market quotes are no longer available;

•	debt securities that have recently gone into default and for which there is no current market;

•	securities whose prices are stale;

•	securities affected by significant events; and

•	securities that the investment adviser believes were priced incorrectly.

Determination of fair value involves subjective judgments and estimates.

Portfolio Overview

As of June 30, 2010, we had no portfolio investments. However, immediately prior to the pricing of our initial public offering, we acquired the Legacy Portfolio from the Legacy Funds, which are managed by an affiliate of our investment adviser. The investments included in the Legacy Portfolio had a collective fair value of approximately $72.3 million as of June 30, 2010, as determined by our Board of Directors. In connection with our acquisition of the Legacy Portfolio, we issued an aggregate of 4,191,415 shares of our common stock (assuming no exercise of the underwriters’ overallotment option) and approximately $3.4 million of Distribution Notes to the Legacy Investors. We also incurred approximately $27.5 million of debt under our New Credit Facility in connection with the assumption of outstanding amounts under the Legacy Credit Facilities. All of the loans that constitute the Legacy Portfolio are performing as of June 30, 2010.

As of June 30, 2010, the Legacy Portfolio had approximately $72.3 million of debt and equity investments, comprised of 17 portfolio companies, as adjusted to reflect the Legacy Funds’ redemption of $9 million of their collective partnership interests in the Lotus Fund in exchange for the purchase of loan participations in three investments, BLSCO Newco, Inc., Exist, Inc., and Miken Sales, Inc. prior to consummation of the Full Circle Portfolio Acquisition. In connection therewith, the redemption of the remaining $6 million in Lotus partnership interests has been rescheduled to July 31, 2014. We refer to these restructuring transactions, collectively, as the “Lotus Transaction.” The debt investments included in the Legacy Portfolio had a weighted average annualized yield of approximately 12.1% as of June 30, 2010, as adjusted for the Lotus Transaction.

Investment Advisory Agreement

Management Services

Full Circle Advisors serves as our investment adviser. Full Circle Advisors is an investment adviser that is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our Board of Directors, our investment adviser manages the day-to-day operations of, and provides investment advisory and management services to, Full Circle Capital. Under the terms of our Investment Advisory Agreement, Full Circle Advisors:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies);

•	closes and monitors the investments we make; and

•	provides us with other investment advisory, research and related services as we may from time to time require.

Full Circle Advisors’ services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.

Management Fee

Pursuant to the Investment Advisory Agreement, we have agreed to pay Full Circle Advisors a fee for investment advisory and management services consisting of two components — a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.75% of our gross assets. For services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter will be appropriately pro-rated. In addition, the our investment adviser has agreed to waive any portion of the base management fee that exceeds 1.50% of Full Circle Capital’s gross assets until August 31, 2011.

The incentive fee has two parts. The first part of the incentive fee is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement to Full Circle Service Company, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 1.75% per quarter (7.00% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee. We pay Full Circle Advisors an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle of 1.75%;

•
100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle but is less than 2.1875% in any calendar quarter (8.75% annualized). We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle but is less than 2.1875%) as the “catch-up.” The “catch-up” is meant to provide our investment adviser with 20% of our pre-incentive fee net investment income as if a hurdle did not apply if this net investment income exceeds 2.1875% in any calendar quarter; and

•
20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized) is payable to Full Circle Advisors (once the hurdle is reached and the catch-up is achieved, 20% of all pre-incentive fee investment income thereafter is allocated to Full Circle Advisors).

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee Based on Net Investment Income

Pre-incentive fee net investment income

(expressed as a percentage of the value of net assets)

Percentage of pre-incentive fee net investment income allocated to the Full Circle Advisors

These calculations are appropriately pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. You should be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to our investment adviser with respect to pre-incentive fee net investment income.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing with the 2010 calendar year, and will equal 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees with respect to each of the investments in our portfolio, provided that, the incentive fee determined as of December 31, 2010 will be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the inception of Full Circle Capital.

Examples of Quarterly Incentive Fee Calculation

Example 1: Income Related Portion of Incentive Fee*:

Alternative 1:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 1.25%
Hurdle rate(1) = 1.75%
Management fee(2) = 0.4375%
Other expenses (legal, accounting, transfer agent, etc.)(3) = 0.20%

Pre-incentive fee net investment income
    (investment income – (management fee + other expenses)) = 0.6125%

Pre-incentive net investment income does not exceed hurdle rate, therefore there is no incentive fee.

Alternative 2:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.70%
Hurdle rate(1) = 1.75%
Management fee(2) =0.4375%
Other expenses (legal, accounting, transfer agent, etc.)(3) = 0.20%

Pre-incentive fee net investment income
    (investment income – (management fee + other expenses)) = 2.0625%

Incentive fee = 100% × pre-incentive fee net investment income, subject to the “catch-up”(4)
                    = 100% × (2.0625% – 1.75%)
                    = 0.3125%

Alternative 3:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.00%
Hurdle rate(1) = 1.75%
Management fee(2) = 0.4375%
Other expenses (legal, accounting, transfer agent, etc.)(3) = 0.20%

Pre-incentive fee net investment income
    (investment income – (management fee + other expenses)) = 2.3625%

Incentive fee = 20% × pre-incentive fee net investment income, subject to “catch-up”(4)

Incentive fee = 100% × “catch-up” + (20% × (pre-incentive fee net investment income – 2.1875%))

Catch-up = 2.1875% – 1.75%
                    = 0.4375%

Incentive fee = (100% × 0.4375%) + (20% × (2.3625% – 2.1875%))
                    = 0.4375% + (20% × 0. 175%)
                    = 0.4375% + 0.035%
                    = 0.4725%

*	The hypothetical amount of pre-incentive fee net investment income shown is based on a percentage of total net assets.

(1)	Represents 7% annualized hurdle rate.

(2)	Represents 1.75% annualized management fee.

(3)	Excludes organizational and offering expenses.

(4)
The “catch-up” provision is intended to provide the investment adviser with an incentive fee of 20% on all of Full Circle Capital’s pre-incentive fee net investment income as if a hurdle rate did not apply when its net investment income exceeds 2.1875% in any calendar quarter.

Example 2: Capital Gains Portion of Incentive Fee:

Alternative 1:

Assumptions
•	Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)

•	Year 2: Investment A sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million

•	Year 3: FMV of Investment B determined to be $25 million

•	Year 4: Investment B sold for $31 million

The capital gains portion of the incentive fee would be:
•	Year 1: None

•	Year 2: Capital gains incentive fee of $6 million ($30 million realized capital gains on sale of Investment A multiplied by 20%)

•	Year 3: None

$5 million (20% multiplied by ($30 million cumulative capital gains less $5 million cumulative capital depreciation)) less $6 million (previous capital gains fee paid in Year 2)

•	Year 4: Capital gains incentive fee of $200,000

$6.2 million ($31 million cumulative realized capital gains multiplied by 20%) less $6 million (capital gains fee taken in Year 2)

Alternative 2:

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)

•	Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million

•	Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million

•	Year 4: FMV of Investment B determined to be $35 million

•	Year 5: Investment B sold for $20 million

The capital gains incentive fee, if any, would be:

•	Year 1: None

•	Year 2: $5 million capital gains incentive fee

20% multiplied by $25 million ($30 million realized capital gains on Investment A less unrealized capital depreciation on Investment B)

•	Year 3: $1.4 million capital gains incentive fee(1)

$6.4 million (20% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $5 million capital gains fee received in Year 2

•	Year 4: None

•	Year 5: None

$5 million (20% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $6.4 million cumulative capital gains fee paid in Year 2 and Year 3

(1)
As illustrated in Year 3 of Alternative 1 above, if the Company were to be wound up on a date other than December 31 of any year, the Company may have paid aggregate capital gain incentive fees that are more than the amount of such fees that would be payable if the Company had been wound up on December 31 of such year.

Payment of Our Expenses

The investment team of our investment adviser and their respective staffs, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by Full Circle Advisors. We bear all other costs and expenses of our operations and transactions, including (without limitation):

•	the cost of our organization and initial public offering;

•	the cost of calculating our net asset value, including the cost of any third-party valuation services;

•	the cost of effecting sales and repurchases of our shares and other securities;

•	interest payable on debt, if any, to finance our investments;

•
fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence reviews of prospective investments and third-party advisory fees;

•	transfer agent and safekeeping fees;

•	fees and expenses associated with marketing efforts;

•	federal and state registration fees, any stock exchange listing fees;

•	federal, state and local taxes;

•	independent directors’ fees and expenses;

•	brokerage commissions;

•	fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums;

•	direct costs and expenses of administration and sub-administration, including printing, mailing, long distance telephone and staff;

•	fees and expenses associated with independent audits and outside legal costs;

•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws; and

•
all other expenses incurred by either Full Circle Service Company or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by Full Circle Service Company in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer and our Chief Financial Officer and any administrative support staff.

Duration and Termination

The Investment Advisory Agreement was initially approved by the Board of Directors of Full Circle Capital on July 8, 2010. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect for a period of two years from the date it was approved by our Board of Directors and will remain in effect from year to year thereafter if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not parties to such agreement or who are not “interested persons” of any such party, as such term is defined in Section 2(a)(19) of the 1940 Act. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may also be terminated by either party without penalty upon not more than 60 days’ written notice to the other party. See “Risk Factors — Risks Relating to Our Business and Structure — Our investment adviser can resign on 60 days’ notice.”

Indemnification

The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, Full Circle Advisors and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from Full Circle Capital for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Full Circle Advisors’ services under the Investment Advisory Agreement or otherwise as an investment adviser of Full Circle Capital.

Organization of our Investment Adviser

Full Circle Advisors is a Delaware limited liability company. The principal executive offices of Full Circle Advisors are located at 800 Westchester Ave., Suite S-620, Rye Brook, New York 10573.

Board Approval of the Investment Advisory Agreement

Our Board of Directors determined at a meeting held on July 8, 2010 to approve the Investment Advisory Agreement. In its consideration of the approval of the Investment Advisory Agreement, the Board of Directors focused on information it had received relating to, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to us by Full Circle Advisors;

•	comparative data with respect to advisory fees or similar expenses paid by other business development companies with similar investment objectives;

•	our historical and projected operating expenses and expense ratio compared to business development companies with similar investment objectives;

•
any existing and potential sources of indirect income to Full Circle Advisors or Full Circle Service Company from their relationships with us and the profitability of those relationships, including through the Investment Advisory Agreement and the Administration Agreement;

•	information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement;

•	the organizational capability and financial condition of Full Circle Advisors and its affiliates;

•
Full Circle Advisors’ practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to Full Circle Advisors; and

•	the possibility of obtaining similar services from other third party service providers or through an internally managed structure.

Based on the information reviewed and related discussions, the Board of Directors, including a majority of the non-interested directors, concluded that fees payable to Full Circle Advisors pursuant to the Investment Advisory Agreement were reasonable in relation to the services to be provided. The Board of Directors did not assign relative weights to the above factors or the other factors considered by it. In addition, the Board of Directors did not reach any specific conclusion on each factor considered, but conducted an overall analysis of these factors. Individual members of the Board of Directors may have given different weights to different factors.

Administration Agreement

Full Circle Service Company, a Delaware limited liability company, serves as our administrator. The principal executive offices of Full Circle Service Company are located at 800 Westchester Ave., Suite S-620, Rye Brook, New York 10573. Pursuant to an Administration Agreement, Full Circle Service Company furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, Full Circle Service Company also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders. In addition, Full Circle Service Company assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of Full Circle Service Company’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the compensation of our Chief Financial Officer and our allocable portion of the compensation of any administrative support staff. Under the Administration Agreement, Full Circle Service Company will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

Full Circle Service Company also provides administrative services to our investment adviser, Full Circle Advisors. As a result, Full Circle Advisors also reimburses Full Circle Service Company for its allocable portion of Full Circle Service Company’s overhead, including rent, the fees and expenses associated with performing compliance functions for Full Circle Advisors, and its allocable portion of the compensation of any administrative support staff. To the extent Full Circle Advisors or any of its affiliates manage other investment vehicles in the future, no portion of any administrative services provided by Full Circle Service Company to such other investment vehicles will be charged to us.

The Administration Agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, Full Circle Service Company and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from Full Circle Capital for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Full Circle Service Company’s services under the Administration Agreement or otherwise as administrator for Full Circle Capital.

Our Chief Financial Officer, William E. Vastardis, is the President of Vastardis Fund Services LLC. Full Circle Service Company has engaged Vastardis Fund Services to provide certain administrative services to us and our investment adviser, Full Circle Advisors, including the service of Mr. Vastardis as our Chief Financial Officer, Treasurer and Secretary. In exchange for providing such services, Full Circle Service Company pays Vastardis Fund Services an asset-based fee with a $200,000 annual minimum. This asset-based fee varies depending upon our gross assets as follows:

Gross Assets	Fee
first $150 million of gross assets	20 basis points (0.20%)
next $150 million of gross assets	15 basis points (0.15%)
next $200 million of gross assets	10 basis points (0.10%)
in excess of $500 million of gross assets	5 basis points (0.05%)

Full Circle Advisors is responsible for paying the allocable portion of the sub-administration fees charged by Vastardis Fund Services for administrative services provided to both Full Circle Capital and Full Circle Advisors reflecting the proportionate share of such administrative services that it receives.

In addition, we reimburse Full Circle Service Company for the fees charged by Vastardis Fund Services for the service of Mr. Vastardis as our Chief Financial Officer, Treasurer and Secretary at an annual rate of $250,000. Vastardis Fund Services has agreed to cap its first year fees at $200,000 for administrative services to us and Full Circle Advisors, and at $100,000 for the service of Mr. Vastardis as our Chief Financial Officer, Treasurer and Secretary.

License Agreement

We have entered into a license agreement with Full Circle Advisors pursuant to which Full Circle Advisors has agreed to grant us a non-exclusive, royalty-free license to use the name “Full Circle.” Under this agreement, we have a right to use the Full Circle name for so long as the Investment Advisory Agreement with Full Circle Advisors is in effect. Other than with respect to this limited license, we will have no legal right to the “Full Circle” name.

Staffing

We do not currently have any employees. Mr. Stuart, our Chief Executive Officer and President, currently serves as the manager of our investment adviser, Full Circle Advisors. William E. Vastardis, our Chief Financial Officer, Treasurer and Secretary, is the President of Vastardis Fund Services LLC, and performs his function under the terms of an agreement between Full Circle Service Company and Vastardis Fund Services LLC. Salvatore Faia, our Chief Compliance Officer, is the President of Vigilant Compliance Services and performs his function under the terms of an agreement between Full Circle Service Company and Vigilant Compliance Services.

Our day-to-day investment operations are managed by Full Circle Advisors. Full Circle Advisors’ investment team currently consists of the sole initial member of its investment committee, Mr. Stuart, and Mr. Healey, an experienced senior investment professional. Full Circle Advisors may hire additional investment professionals, based upon its needs. See “Business – Investment Advisory Agreement.”

Competition

We compete for investments with other business development companies and investment funds (including private equity funds, mezzanine funds and small business investment companies), as well as traditional financial services companies such as commercial banks and other sources of funding. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities have begun to invest in areas they have not traditionally invested in, including making investments in smaller and lower mid-sized companies. As a result of these new entrants, competition for investment opportunities in smaller and lower mid-sized companies may intensify. Many of these entities have greater financial and managerial resources than we do. We believe we are able to compete with these entities primarily on the basis of the experience and contacts of our investment adviser, our responsive and efficient investment analysis and decision-making processes, the investment terms we offer, and our willingness to make smaller investments.

We believe that certain of our competitors will make first and second lien loans with interest rates and returns that are comparable to or lower than the rates and returns that we target. Therefore, we do not seek to compete solely on the interest rates and returns that we offer to potential portfolio companies. For additional information concerning the competitive risks we face, see “Risk Factors — Risk Relating to Our Business and Structure — We may face increasing competition for investment opportunities.”

Securities Exchange Act Reports

We maintain a website at www.fccapital.com. The information on our website is not incorporated by reference in this annual report on Form 10-K.

We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

Regulation

As a business development company, we are regulated by the 1940 Act. A business development company must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them. A business development company may use capital provided by public stockholders and from other sources to make long-term, private investments in businesses. A business development company provides stockholders the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.

As with other companies regulated by the 1940 Act, a business development company must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the business development company. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

As a business development company, we are generally required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200% after each issuance of senior securities. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC.

As a business development company, we are not generally permitted to invest in any portfolio company in which our investment adviser or any of its affiliates currently have an investment or to make any co-investments with our investment adviser or its affiliates without an exemptive order from the SEC, subject to certain exceptions.

Qualifying Assets

Under the 1940 Act, a business development company may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the business development company’s gross assets. The principal categories of qualifying assets relevant to our proposed business are the following:

(1)
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

(a)	is organized under the laws of, and has its principal place of business in, the United States;

(b)
is not an investment company (other than a small business investment company wholly owned by the business development company) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c)	satisfies any of the following:

i.	does not have any class of securities that is traded on a national securities exchange;

ii.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less then $250 million;

iii.
is controlled by a business development company or a group of companies including a business development company and the business development company has an affiliated person who is a director of the eligible portfolio company; or

iv.	is a small and solvent company having gross assets of not more than $4.0 million and capital and surplus of not less than $2.0 million.

(2)	Securities of any eligible portfolio company which we control.

(3)
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

Managerial Assistance to Portfolio Companies

In addition, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the business development company must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our investment adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our gross assets for temporary or emergency purposes without regard to asset coverage. We may borrow money, which would magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.”

Code of Ethics

We and Full Circle Advisors have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. Our codes of ethics generally do not permit investments by our employees in securities that may be purchased or held by us. You may read and copy these codes of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Compliance Policies and Procedures

We and our investment adviser have adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation and designate a chief compliance officer to be responsible for administering the policies and procedures. Salvatore Faia currently serves as our Chief Compliance Officer.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•
pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting and must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm; and

•
pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to Full Circle Advisors. The Proxy Voting Policies and Procedures of Full Circle Advisors are set forth below. The guidelines will be reviewed periodically by Full Circle Advisors and our non-interested directors, and, accordingly, are subject to change. For purposes of these Proxy Voting Policies and Procedures described below, “we,” “our” and “us” refers to Full Circle Advisors.

Introduction

An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, we recognize that we must vote client securities in a timely manner free of conflicts of interest and in the best interests of our clients.

These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy Policies

We will vote proxies relating to our portfolio securities in what we perceive to be the best interest of our clients’ stockholders. We will review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by our clients. Although we will generally vote against proposals that may have a negative impact on our clients’ portfolio securities, we may vote for such a proposal if there exist compelling long-term reasons to do so.

Our proxy voting decisions will be made by the senior officers who are responsible for monitoring each of our clients’ investments. To ensure that our vote is not the product of a conflict of interest, we will require that: (1) anyone involved in the decision making process disclose to our manager any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.

Proxy Voting Records

You may obtain information about how we voted proxies by making a written request for proxy voting information to: Full Circle Advisors, LLC, 800 Westchester Ave., Suite S-620, Rye Brook, New York 10573.

Privacy Principles

We are committed to maintaining the privacy of our stockholders and to safeguarding their non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any non-public personal information relating to our stockholders, although certain non-public personal information of our stockholders may become available to us. We do not disclose any non-public personal information about our stockholders or former stockholders to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third party administrator).

We restrict access to non-public personal information about our stockholders to employees of our investment adviser and its affiliates with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the non-public personal information of our stockholders.

Material U.S. Federal Income Tax Considerations

We intend to elect to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level federal income taxes on any income that we distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to be eligible for pass-through tax treatment as a RIC, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

Taxation as a Regulated Investment Company

As a business development company, we intend to elect to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code, beginning with our tax year ended June 30, 2011.

If we:

•	qualify as a RIC; and

•	satisfy the Annual Distribution Requirement,

then we will not be subject to federal income tax on the portion of our income we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the “Excise Tax Avoidance Requirement”). We generally will endeavor in each year to make sufficient distributions to our stockholders to avoid any U.S. federal excise tax on our earnings.

In order to qualify as a RIC for federal income tax purposes, we must, among other things:

•	continue to qualify as a business development company under the 1940 Act at all times during each taxable year;

•
derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•
no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses, or of certain “qualified publicly traded partnerships” (the “Diversification Tests”).

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (which may arise if we receive warrants in connection with the origination of a loan or possibly in other circumstances), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as contractual payment-in-kind, or PIK, interest (which represents contractual interest added to the loan balance and due at the end of the loan term) and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Regulation — Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long-term capital gain into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) produce income that will not be qualifying income for purposes of the 90% gross income test described above. We will monitor its transactions and may make certain tax elections in order to mitigate the potential adverse effect of these provisions.

Gain or loss realized by us from the sale or exchange of warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. The treatment of such gain or loss as long-term or short-term will depend on how long we held a particular warrant. Upon the exercise of a warrant acquired by us, our tax basis in the stock purchased under the warrant will equal the sum of the amount paid for the warrant plus the strike price paid on the exercise of the warrant.

Failure to Qualify as a Regulated Investment Company

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders.  In addition, we would not be required to make any distributions to our shareholders.  To the extent of our current and accumulated earnings and profits, any distributions made by us would be taxable to our stockholders as ordinary dividend income, and if received in taxable years beginning before January 1, 2011, could be eligible for the 15% maximum rate applicable to qualified dividend income provided that certain holding periods and other requirements are met. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the non-qualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by it during the period in which it failed to qualify as a RIC that are recognized within the subsequent 10 years, unless we made a special election to pay corporate-level tax on such built-in gain at the time of its requalification as a RIC.

Item 1A.     Risk Factors

RISK FACTORS

Investing in our common stock involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following information before making an investment in our common stock. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

Our investment portfolio is recorded at fair value, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, its estimate of fair value and, as a result, there is uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us in accordance with our written valuation policy, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our estimate of fair value. Typically, there will not be a public market for the securities of the privately held companies in which we invest. As a result, we value these securities quarterly at fair value based on input from management, a third party independent valuation firm and our audit committee, with the oversight, review and approval of our Board of Directors.

The determination of fair value and consequently, the amount of unrealized gains and losses in our portfolio, are to a certain degree, subjective and dependent on a valuation process approved by our Board of Directors. Certain factors that may be considered in determining the fair value of our investments include external events, such as private mergers, sales and acquisitions involving comparable companies. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. Our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our common stock based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of our investments will receive a lower price for their shares than the value of our investments might warrant.

Our financial condition and results of operations depend on our ability to effectively manage and deploy capital.

Our ability to achieve our investment objective depends on our ability to effectively manage and deploy capital, which depends, in turn, on our investment adviser’s ability to identify, evaluate and monitor, and our ability to finance and invest in, companies that meet our investment criteria.

Accomplishing our investment objective on a cost-effective basis is largely be a function of our investment adviser’s handling of the investment process, its ability to provide competent, attentive and efficient services and our access to investments offering acceptable terms. In addition to monitoring the performance of our existing investments, our investment adviser’s investment team may also be called upon, from time to time, to provide managerial assistance to some of our portfolio companies. These demands on their time may distract them or slow the rate of investment.

Even if we are able to grow and build upon our investment operations, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. The results of our operations will depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies as described herein, it could negatively impact our ability to pay dividends.

We may face increasing competition for investment opportunities.

We compete for investments with other business development companies and investment funds (including private equity funds, mezzanine funds and small business investment companies), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, some competitors have a lower cost of capital and access to funding sources that is not available to us, including from federal government agencies through federal rescue programs such as the U.S. Department of Treasury’s Financial Stability Plan (formerly known as the Troubled Asset Relief Program). In addition, some of our competitors have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in smaller and lower middle-market companies is underserved by traditional commercial banks and other financing sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act impose on us as a business development company. We believe that certain of our competitors will make first and second lien loans with interest rates and returns that are comparable to or lower than the rates and returns that we target. Therefore, we do not seek to compete solely on the interest rates and returns that we offer to potential portfolio companies.

We are dependent upon Full Circle Advisors’ key personnel for our future success.

We depend on the diligence, skill and network of business contacts of John E. Stuart, who serves as the sole member of the investment committee of Full Circle Advisors, and who leads Full Circle Advisors’ investment team. Mr. Stuart, together with the other dedicated senior investment professionals available to Full Circle Advisors, evaluates, negotiates, structures, closes and monitors our investments. Our future success depends on the continued service of Mr. Stuart and the other senior investment professionals available to Full Circle Advisors. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead Mr. Stuart or any other such individual to terminate his relationship with us. The loss of Mr. Stuart or any of the other senior investment professionals who serve on Full Circle Advisors’ investment team, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we can offer no assurance that Full Circle Advisors will continue indefinitely as our investment adviser.

The members of Full Circle Advisors’ investment team are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time. We expect that Mr. Stuart will dedicate a significant portion of his time to the activities of Full Circle Capital; however, he may be engaged in other business activities which could divert his time and attention in the future.

Our success depends on the ability of Full Circle Advisors to attract and retain qualified personnel in a competitive environment.

Our growth requires that Full Circle Advisors retain and attract new investment and administrative personnel in a competitive market. Its ability to attract and retain personnel with the requisite credentials, experience and skills depends on several factors including, but not limited to, its ability to offer competitive wages, benefits and professional growth opportunities. Many of the entities, including investment funds (such as private equity funds and mezzanine funds) and traditional financial services companies, with which it competes for experienced personnel have greater resources than it has.

There are significant potential conflicts of interest which could impact our investment returns.

Full Circle Advisors’ investment team presently manages Full Circle Funding, LP, a specialty lender serving smaller and lower middle-market companies that has originated approximately $216 million in loans and investments in 42 distinct borrowers since its inception in 2005. In addition, our executive officers and directors, as well as the current and future members of our investment adviser, Full Circle Advisors, may serve as officers, directors or principals of other entities that operate in the same or a related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations may not be in the best interests of us or our stockholders. Although the existing investment funds managed by Full Circle Funding, LP, which currently consist of the Legacy Funds, are no longer making investments, any affiliated investment vehicle formed in the future and managed by our investment adviser or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, Full Circle Advisors may face conflicts in allocating investment opportunities between us and such other entities. Although Full Circle Advisors will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by our investment adviser or an investment manager affiliated with our investment adviser. In any such case, when Full Circle Advisors identifies an investment, it will be forced to choose which investment fund should make the investment, although we would expect Full Circle Advisors to implement an allocation policy to ensure the equitable distribution of such investment opportunities consistent with the requirements of the 1940 Act.

If our investment adviser forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance and our allocation procedures.

In the course of our investing activities, we pay management and incentive fees to Full Circle Advisors and reimburse Full Circle Advisors for certain expenses it incurs. As a result, investors in our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Accordingly, there may be times when the management team of Full Circle Advisors will have interests that differ from those of our stockholders, giving rise to a conflict. Full Circle Advisors is not reimbursed for any performance-related compensation for its employees.

We have entered into a royalty-free license agreement with our investment adviser, pursuant to which Full Circle Advisors grants us a non-exclusive royalty-free license to use the name “Full Circle.” Under the license agreement, we have the right to use the “Full Circle” name for so long as Full Circle Advisors or one of its affiliates remains our investment adviser. In addition, we will pay Full Circle Service Company, an affiliate of Full Circle Advisors, our allocable portion of overhead and other expenses incurred by Full Circle Service Company in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the compensation of our Chief Financial Officer and any administrative support staff. These arrangements create conflicts of interest that our Board of Directors must monitor.

In the ordinary course of business, we may enter into transactions with portfolio companies that may be considered related party transactions. In order to ensure that we do not engage in any prohibited transactions with any persons affiliated with us, we have implemented certain written policies and procedures whereby our executive officers screen each of our transactions for any possible affiliations between the proposed portfolio investment, us, companies controlled by us and our executive officers and directors. We will not enter into any agreements unless and until we are satisfied that doing so will not raise concerns under the 1940 Act or, if such concerns exist, we have taken appropriate actions to seek board review and approval or exemptive relief for such transaction. Our Board of Directors reviews these procedures on an annual basis.

We have also adopted a Code of Ethics which applies to, among others, our senior officers, including our Chief Executive Officer and Chief Financial Officer, as well as all of our officers, directors and employees. Our Code of Ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Pursuant to our Code of Ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our Chief Compliance Officer. Our Audit Committee is charged with approving any waivers under our Code of Ethics. As required by the NASDAQ corporate governance listing standards, the Audit Committee of our Board of Directors is also required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).

Our incentive fee structure and the formula for calculating the management fee may incentivize Full Circle Advisors to pursue speculative investments, use leverage when it may be unwise to do so, or refrain from delevering when it would otherwise be appropriate to do so.

The incentive fee payable by us to Full Circle Advisors may create an incentive for Full Circle Advisors to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fee payable to our investment adviser is calculated based on a percentage of our return on invested capital. In addition, our base management fee is calculated on the basis of our gross assets, including assets acquired through the use of leverage. This may encourage our investment adviser to use leverage to increase the aggregate amount of and the return on our investments, even when it may not be appropriate to do so, and to refrain from delevering when it would otherwise be appropriate to do so. Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our common stock. In addition, the investment adviser will receive the incentive fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fee based on income, there will be no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, the investment adviser may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

The incentive fee payable by us to our investment adviser also may induce Full Circle Advisors to invest on our behalf in instruments that have a deferred interest feature, even if such deferred payments would not provide cash necessary to enable us to pay current distributions to our stockholders. Under these investments, we would accrue interest over the life of the investment but would not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, will include accrued interest. Thus, a portion of this incentive fee would be based on income that we have not yet received in cash. In addition, the “catch-up” portion of the incentive fee may encourage Full Circle Advisors to accelerate or defer interest payable by portfolio companies from one calendar quarter to another, potentially resulting in fluctuations in timing and dividend amounts.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, will bear our ratable share of any such investment company’s expenses, including management and performance fees. We will also remain obligated to pay management and incentive fees to Full Circle Advisors with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our stockholders will bear his or her share of the management and incentive fee of Full Circle Advisors as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.

A general increase in interest rates will likely have the effect of making it easier for our investment adviser to receive incentive fees, without necessarily resulting in an increase in our net earnings.

Given the structure of our Investment Advisory Agreement with Full Circle Advisors, any general increase in interest rates will likely have the effect of making it easier for Full Circle Advisors to meet the quarterly hurdle rate for payment of income incentive fees under the Investment Advisory Agreement without any additional increase in relative performance on the part of our investment adviser. In addition, in view of the catch-up provision applicable to income incentive fees under the Investment Advisory Agreement, our investment adviser could potentially receive a significant portion of the increase in our investment income attributable to such a general increase in interest rates. If that were to occur, our increase in net earnings, if any, would likely be significantly smaller than the relative increase in our investment adviser’s income incentive fee resulting from such a general increase in interest rates.

Our investment adviser has the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.

Our investment adviser has the right, under the Investment Advisory Agreement, to resign at any time upon not more than 60 days’ written notice, whether we have found a replacement or not. If our investment adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our investment adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.

We have a limited operating history as a business development company.

As a result of our limited operating history as a business development company, we are subject to many of the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and that the value of your investment could decline substantially.

Our investment adviser may not be able to achieve the same or similar returns as those achieved by Mr. Stuart while he was employed at prior positions.

Although in the past Mr. Stuart held senior positions at a number of investment firms, including Full Circle Funding, LP, his track record and achievements are not necessarily indicative of future results that will be achieved by our investment adviser. We cannot assure you that we will be able to achieve the results realized by prior vehicles managed by Mr. Stuart, including the Legacy Funds.

The Legacy Portfolio represents only a portion of the investments of the Legacy Funds and the performance of the investments in the Legacy Portfolio may not be indicative of our investment adviser’s future performance in managing our overall portfolio.

The portfolio investments that comprise the Legacy Portfolio represent only a portion of the total portfolio investments of the Legacy Funds. As a result, you should not place undue reliance on the fact that the investments included in the Legacy Portfolio are currently performing. Specifically, the Legacy Funds have historically suffered some defaults and losses on certain of their portfolio investments, including defaults unrelated to the satisfaction of payment obligations in certain Legacy Portfolio investments. There can be no assurance that the investments comprising the Legacy Portfolio, as well as additional investments we may make subsequent to completion of our initial public offering, will not suffer similar or more frequent defaults and losses in the future. In addition, the investments comprising the Legacy Portfolio were selected in part as a result of their performance and risk characteristics, and should not be viewed as an indicator of either the overall performance of the Legacy Funds or the prospective performance of our portfolio in the future. You should also be aware that, because the Legacy Portfolio will be leveraged at the time we acquire it, any inaccuracies in our determination of fair value of the Legacy Portfolio will be magnified relative to a non-leveraged portfolio.

Any failure on our part to maintain our status as a business development company would reduce our operating flexibility.

We have elected to be treated as a business development company under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of business development companies. For example, business development companies are required to invest at least 70% of their gross assets in specified types of securities, primarily in private companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Furthermore, any failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a business development company. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a business development company, we may be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility, and could significantly increase our costs of doing business.

Regulations governing our operation as a business development company affect our ability to raise additional capital and the way in which we do so. As a business development company, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted, as a business development company, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. We issued approximately $3.4 million of Distribution Notes on August 31, 2010. In addition, immediately after our initial public offering, we had approximately $11.7 million outstanding and an additional $23.3 million of borrowing available under the New Credit Facility. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value per share of our common stock if our Board of Directors determines that such sale is in the best interests of Full Circle Capital and its stockholders, and our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease, and you may experience dilution.

We borrow money, which magnifies the potential for gain or loss on amounts invested and increases the risk of investing in us.

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. We borrow from and issue senior debt securities to banks, insurance companies and other lenders. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make dividend payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our investment adviser, Full Circle Advisors, is payable based on our gross assets, including those assets acquired through the use of leverage, Full Circle Advisors has a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to Full Circle Advisors.

As a business development company, we are generally required to meet an asset coverage ratio, defined under the 1940 Act as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities, of at least 200% after each issuance of senior securities. If this ratio declines below 200%, we may not be able to incur additional debt and could be required by law to sell a portion of our investments to repay some debt when it is disadvantageous to do so, which could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ depends on our investment adviser’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing.

In addition, the New Credit Facility and Distribution Notes impose, and any other debt facility into which we may enter would likely impose, financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.

The material financial terms of the Distribution Notes and the New Credit Facility are as follows:

	Distribution Notes	New Credit Facility
Approximate Principal Amount at August 31, 2010	$3.4 million(1)	$11.7 million(2)
Interest Rate	8%	LIBOR + 5.50%
Maturity Date	February 2014(3)	January 2012

(1)	Reflects approximate total principal amount of Distribution Notes outstanding subsequent to completion of the offering.

(2)	Reflects approximate total amount of borrowings outstanding after completion of our initial public offering.

(3)	Subject to redemption by us at our election.

The Distribution Notes contain certain terms that may be more favorable to us than we would otherwise be able to obtain from other senior unsecured lenders. As a result, we may be required to incur leverage equal to the amount of the Distribution Notes on less favorable terms to us in order to repay the Distribution Notes upon their maturity, to the extent we do not have sufficient available cash on hand at that time.

We may experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable on the debt securities we acquire, the level of portfolio dividend and fee income, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Our Board of Directors is authorized to reclassify any unissued shares of common stock into one or more classes of preferred stock, which could convey special rights and privileges to its owners.

Under Maryland General Corporation Law and our charter, our Board of Directors is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to issuance of shares of each class or series, the Board of Directors will be required by Maryland law and our charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, the Board of Directors could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or otherwise be in their best interest. The cost of any such reclassification would be borne by our common stockholders. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote separately from the holders of common stock on a proposal to cease operations as a business development company. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. We currently have no plans to issue preferred stock. The issuance of preferred shares convertible into shares of common stock may also reduce the net income and net asset value per share of our common stock upon conversion, provided, that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the 1940 Act, including obtaining common stockholder approval. These effects, among others, could have an adverse effect on your investment in our common stock.

Our Board of Directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval, the effects of which may be adverse.

Our Board of Directors has the authority to modify or waive our investment objective, current operating policies, investment criteria and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you dividends and cause you to lose all or part of your investment.

We will be subject to corporate-level income tax if we are unable to qualify as a RIC under Subchapter M of the Code.

Although we intend to elect to be treated as a RIC under Subchapter M of the Code for the tax year ended June 30, 2011 and succeeding tax years, no assurance can be given that we will be able to qualify for and maintain RIC status. To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.

The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we may use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to qualify for RIC tax treatment for any reason and remain or become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

There is a risk that our stockholders may not receive distributions or that our distributions may not grow over time.

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. See “Business – Regulation.”

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the origination of a loan or possibly in other circumstances, or contractual “payment-in-kind,” or PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discounts or increases in loan balances as a result of contractual PIK arrangements will be included in income before we receive any corresponding cash payments. We are also required to include in income certain other amounts that we do not receive in cash.

Since, in certain cases, we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under the Code. In addition, since our incentive fee is payable on our income recognized, rather than cash received, we may be required to pay advisory fees on income before or without receiving cash representing such income. Accordingly, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax. For additional discussion regarding the tax implications of a RIC, please see “Business – Material U.S. Federal Income Tax Considerations .”

We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute taxable dividends that are payable in part in our stock. Under a recently issued IRS revenue procedure, up to 90% of any such taxable dividend for taxable years ending prior to 2012 could be payable in our stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our stock.

Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.

We and our portfolio companies are subject to applicable local, state and federal laws and regulations, including, without limitation, federal immigration laws and regulations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth herein and may result in our investment focus shifting from the areas of expertise of our investment adviser’s investment team to other types of investments in which the investment team may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

We incur significant costs as a result of being a publicly traded company.

As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, and other rules implemented by the Securities and Exchange Commission.

An extended continuation of the disruption in the capital markets and the credit markets could impair our ability to raise capital and negatively affect our business.

As a business development company, we must maintain our ability to raise additional capital for investment purposes. Without sufficient access to the capital markets or credit markets, we may be forced to curtail our business operations or we may not be able to pursue new business opportunities. Since the middle of 2007, the capital markets and the credit markets have been experiencing extreme volatility and disruption and, accordingly, there has been and will continue to be uncertainty in the financial markets in general. Ongoing disruptive conditions in the financial industry and the impact of new legislation in response to those conditions could restrict our business operations and could adversely impact our results of operations and financial condition.

If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the 1940 Act. Any such failure would affect our ability to issue senior securities, including borrowings, and pay dividends, which could materially impair our business operations. Our liquidity could be impaired further by an inability to access the capital markets or to draw on our credit facilities. For example, we cannot be certain that we will be able to renew our credit facilities as they mature or to consummate new borrowing facilities to provide capital for normal operations, including new originations. Reflecting concern about the stability of the financial markets, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit have led to increased market volatility and widespread reduction of business activity generally.

If we are unable to renew or replace such facilities and consummate new facilities on commercially reasonable terms, our liquidity will be reduced significantly. If we are unable to repay amounts outstanding under such facilities and are declared in default or are unable to renew or refinance these facilities, we would not be able to initiate significant originations or to operate our business in the normal course. These situations may arise due to circumstances that we may be unable to control, such as inaccessibility to the credit markets, a severe decline in the value of the U.S. dollar, a further economic downturn or an operational problem that affects third parties or us, and could materially damage our business. Moreover, we are unable to predict when economic and market conditions may become more favorable. Even if such conditions improve broadly and significantly over the long term, adverse conditions in particular sectors of the financial markets could adversely impact our business.

Terrorist attacks, acts of war or natural disasters may affect any market for our common stock, impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

Risks Related to Our Investments

Our investments are very risky and highly speculative, and the smaller and lower middle-market companies we target may have difficulty accessing the capital markets to meet their future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

We invest primarily in senior secured term loans, mezzanine debt and select equity investments issued by leveraged companies.

Senior Secured Loans.  There is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital, and, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

Mezzanine Loans.  Our mezzanine debt investments are generally subordinated to senior loans and are generally unsecured. As such, other creditors may rank senior to us in the event of an insolvency, which could likely in many cases result in a substantial or complete loss on such investment in the case of such insolvency. This may result in an above average amount of risk and loss of principal.

Equity Investments.  When we invest in senior secured loans or mezzanine loans, we may acquire equity securities as well. In addition, we may invest directly in the equity securities of portfolio companies. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

In addition, investing in smaller and lower middle-market companies involves a number of significant risks, including:

•
these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•
they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•
they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•
they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

•	they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

Investing in smaller and lower middle-market companies involves a high degree of risk and our financial results may be affected adversely if one or more of our significant portfolio investments defaults on its loans or fails to perform as we expect.

Our portfolio consists primarily of debt and equity investments in privately owned smaller and lower middle-market companies. Investing in smaller and lower middle-market companies involves a number of significant risks. Typically, the debt in which we invest is not initially rated by any rating agency; however, we believe that if such investments were rated, they would be below investment grade. Compared to larger publicly owned companies, these smaller and lower middle-market companies may be in a weaker financial position and experience wider variations in their operating results, which may make them more vulnerable to economic downturns. Typically, these companies need more capital to compete; however, their access to capital is limited and their cost of capital is often higher than that of their competitors. Our portfolio companies face intense competition from larger companies with greater financial, technical and marketing resources and their success typically depends on the managerial talents and efforts of an individual or a small group of persons. Therefore, the loss of any of its key employees could affect a portfolio company’s ability to compete effectively and harm its financial condition. Further, some of these companies conduct business in regulated industries that are susceptible to regulatory changes. These factors could impair the cash flow of our portfolio companies and result in other events, such as bankruptcy. These events could limit a portfolio company’s ability to repay its obligations to us, which may have an adverse affect on the return on, or the recovery of, our investment in these businesses. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the value of the loan’s collateral.

Most of the loans in which we invest are not structured to fully amortize during their lifetime. Accordingly, if a borrower has not previously pre-paid its loan to us, a significant portion of the principal amount due on such a loan may be due at maturity. As of June 30, 2010, approximately 97.66% of debt instruments in the Legacy Portfolio, on a fair value basis, will not fully amortize prior to maturity. In order to create liquidity to pay the final principal payment, borrowers typically must raise additional capital. If they are unable to raise sufficient funds to repay us or we have not elected to enter into a new loan agreement providing for an extended maturity, the loan will go into default, which will require Full Circle Capital to foreclose on the borrower’s assets, even if the loan was otherwise performing prior to maturity. This will deprive Full Circle Capital from immediately obtaining full recovery on the loan and prevent or delay the reinvestment of the loan proceeds in other, more profitable investments.

Some of these companies cannot obtain financing from public capital markets or from traditional credit sources, such as commercial banks. Accordingly, loans made to these types of companies pose a higher default risk than loans made to companies that have access to traditional credit sources.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies, a dependence on the talents and efforts of only a few key portfolio company personnel and a greater vulnerability to economic downturns.

We invest primarily in privately held companies. Generally, little public information exists about these companies, and we are required to rely on the ability of Full Circle Advisors’ investment team to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. These factors could adversely affect our investment returns as compared to companies investing primarily in the securities of public companies.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We invest primarily in senior secured term debt issued by smaller and lower middle-market companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or in some cases senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Even though we may have structured most of our investments as secured loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, and based upon principles of equitable subordination as defined by existing case law, a bankruptcy court could subordinate all or a portion of our claim to that of other creditors and transfer any lien securing such subordinated claim to the bankruptcy estate. The principles of equitable subordination defined by case law have generally indicated that a claim may be subordinated only if its holder is guilty of misconduct or where the senior loan is re-characterized as an equity investment and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business.

Second priority liens on collateral securing loans that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain loans that we make are secured by a second priority security interest in the same collateral pledged by a portfolio company to secure senior debt owed by the portfolio company to commercial banks or other traditional lenders. Often the senior lender has procured covenants from the portfolio company prohibiting the incurrence of additional secured debt without the senior lender’s consent. Prior to and as a condition of permitting the portfolio company to borrow money from us secured by the same collateral pledged to the senior lender, the senior lender will require assurances that it will control the disposition of any collateral in the event of bankruptcy or other default. In many such cases, the senior lender will require us to enter into an “intercreditor agreement” prior to permitting the portfolio company to borrow from us. Typically the intercreditor agreements we will be requested to execute expressly subordinate our debt instruments to those held by the senior lender and further provide that the senior lender shall control: (1) the commencement of foreclosure or other proceedings to liquidate and collect on the collateral; (2) the nature, timing and conduct of foreclosure or other collection proceedings; (3) the amendment of any collateral document; (4) the release of the security interests in respect of any collateral; and (5) the waiver of defaults under any security agreement. Because of the control we may cede to senior lenders under intercreditor agreements we may enter, we may be unable to realize the proceeds of any collateral securing some of our loans.

We are currently in a period of capital markets disruption and recession and we do not expect these conditions to improve in the near future.

The U.S. capital markets have been experiencing extreme volatility and disruption for more than 2 years and the U.S. economy is currently in a period of recession. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. We believe these conditions may continue for a prolonged period of time or worsen in the future. A prolonged period of market illiquidity may have an adverse effect on our business, financial condition and results of operations. Unfavorable economic conditions could also increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could limit our investment originations, limit our ability to grow and negatively impact our operating results.

The current economic recession could impair our portfolio companies and harm our operating results.

Certain of our portfolio companies may be susceptible to the current recession and may be unable to repay our loans during this period. Therefore, assets may become non-performing and the value of our portfolio may decrease during this period. The current adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. The current recession could lead to financial losses in our portfolio and a decrease in revenues, net income and the value of our assets.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. Any extension or restructuring of our loans could adversely affect our cash flows. In addition, if one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt holding and subordinate all or a portion of our claim to that of other creditors.

The lack of liquidity in our investments may adversely affect our business.

We invest in companies whose securities are not publicly traded, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. Our investments will usually be subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in order to: (i) increase or maintain in whole or in part our equity ownership percentage; (ii) exercise warrants, options or convertible securities that were acquired in the original or a subsequent financing; or (iii) attempt to preserve or enhance the value of our investment. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. We will have the discretion to make any follow-on investments, subject to the availability of capital resources. The failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we do not want to increase our concentration of risk, we prefer other opportunities, we are subject to business development company requirements that would prevent such follow-on investments, or the follow-on investment would affect our RIC tax status.

Our portfolio may lack diversification among portfolio companies which may subject us to a risk of significant loss if one or more of these companies defaults on its obligations under any of its debt instruments.

Our portfolio may hold a limited number of portfolio companies. For example, the 5 largest investments in the Legacy Portfolio as of June 30, 2010 represented 51% of the fair value of the Legacy Portfolio, as adjusted for the Lotus Transaction. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments may be concentrated in relatively few companies. As our portfolio is less diversified than the portfolios of some larger funds, we are more susceptible to failure if a single loan fails. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.

Our portfolio may be concentrated in a limited number of industries, which may subject us to a risk of significant loss if there is a downturn in a particular industry in which a number of our investments are concentrated.

Our portfolio may be concentrated in a limited number of industries. A downturn in any particular industry in which we are invested could significantly impact the aggregate returns we realize.

As of June 30, 2010, our investments in the business services industry (such as companies that provide services related to data and information, information retrieval or asset recovery) represented approximately 29% of the fair value of the Legacy Portfolio, our investments in the communications industry (such as companies that perform residential security alarm monitoring or provide digital video satellite and broadband service to multiple dwelling units) represented approximately 26% of the fair value of the Legacy Portfolio, and our investments in the media industry (such as outdoor advertising or radio broadcasting companies) represented approximately 20% of the fair value of the Legacy Portfolio. In addition, we may from time to time invest a relatively significant percentage of our portfolio in industries we do not necessarily target, such as the finance/lending industry, represented by our investment in the Lotus Fund and one additional investment, which comprised approximately 10% of the Legacy Portfolio as of June 30, 2010, as adjusted for the Lotus Transaction. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

Because we generally do not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

Although we may do so in the future, we do not currently hold controlling equity positions in our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

Defaults by our portfolio companies will harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. If any of these occur, it could materially and adversely affect our operating results and cash flows.

Any unrealized losses we experience on our loan portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a business development company, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board of Directors. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. Any unrealized losses in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments or repay the facility, depending on future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock. The Legacy Funds have historically experienced only limited prepayments since their inception.

Because we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

Because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Our investment adviser does not have significant experience with utilizing these techniques and did not implement these techniques to any significant extent with the Legacy Portfolio. If we do not implement these techniques properly, we could experience losses on our hedging positions, which could be material.

You should also be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to our investment adviser with respect to our pre-incentive fee net investment income.

Immediately after our initial public offering, we had approximately $3.4 million of Distribution Notes outstanding and had $11.7 million outstanding and an additional $23.3 million of borrowing available under the New Credit Facility with First Capital.

We may not realize gains from our equity investments.

Certain investments that we may make in the future include warrants or other equity securities. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. Investments in preferred securities involve special risks, such as the risk of deferred distributions, credit risk, illiquidity and limited voting rights. In addition, we may from time to time make non-control, equity investments in portfolio companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We often seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these puts rights for the consideration provided in our investment documents if the issuer is in financial distress.

Investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates possible investments in debt securities of foreign companies. Our investment adviser does not have significant experience with investments in foreign securities and did not acquire such investments to any significant extent in connection with its management of the Legacy Portfolio. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

Although most of our investments are U.S. dollar-denominated, any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk, or that if we do, such strategies will be effective.

We may expose ourselves to risks if we engage in hedging transactions.

If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the underlying portfolio positions increase. It may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

Risks Relating to Our Common Stock

Shares of closed-end investment companies, including business development companies, may trade at a discount to their net asset value.

Shares of closed-end investment companies, including business development companies, may trade at a discount from net asset value. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether our common stock will trade at, above or below net asset value.

Our common stock price may be volatile and may decrease substantially.

The trading price of our common stock may fluctuate substantially. The price of our common stock may increase or decrease, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	investor demand for our shares;

•
significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines with respect to RICs or business development companies;

•	failure to qualify as a RIC, or the loss of RIC status;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	changes, or perceived changes, in the value of our portfolio investments;

•	departures of Full Circle Advisors’ key personnel;

•	operating performance of companies comparable to us; or

•	general economic conditions and trends and other external factors.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price once a market for our stock is established, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

Provisions of the Maryland General Corporation Law and of our charter and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of Full Circle Capital or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our Board of Directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or our board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction.

We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our charter classifying our Board of Directors in three classes serving staggered three-year terms, and authorizing our Board of Directors to classify or reclassify shares of our stock in one or more classes or series, to cause the issuance of additional shares of our stock, to amend our charter without stockholder approval and to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders.

Item 1B.   Unresolved Staff Comments

Not applicable.

Item 2.   Properties

Our executive offices are located at 800 Westchester Ave., Suite S-620, Rye Brook, New York 10573, and are provided by Full Circle Service Company in accordance with the terms of the Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.   Legal Proceedings

None of us, our investment adviser or administrator, is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, or against our investment adviser or administrator. From time to time, we, our investment adviser or administrator, may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 4.   Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the NASDAQ Capital Market under the symbol “FULL” on September 1, 2010. Therefore, there was no trading of or public market for our common stock through the period covered by this annual report on Form 10-K.

On September 27, 2010, the last sale price of our common stock on the NASDAQ Capital Market was $8.56 per share, and there were approximately 38 holders of record of the common stock which did not include shareholders for whom shares are held in “nominee” or “street name.”

Dividends

We intend to distribute quarterly dividends to our stockholders. Our quarterly dividends, if any, will be determined by our board of directors.

On July 21, 2010, our board of directors declared a quarterly dividend of $0.225 per share, prorated for the number of days remaining in the third quarter after our initial public offering. This first quarterly dividend of $0.076 per share is payable on October 15, 2010 to holders of record as of September 30, 2010.

We intend to elect to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC status, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, although we currently intend to distribute realized net capital gains ( i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a dividend, then stockholders’ cash dividends will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash dividends.

We may not be able to achieve operating results that will allow us to make dividends and distributions at a specific level or to increase the amount of these dividends and distributions from time to time. In addition, we may be limited in our ability to make dividends and distributions due to the asset coverage test for borrowings when applicable to us as a BDC under the 1940 Act and due to provisions in current and future credit facilities. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our RIC status. We cannot assure stockholders that they will receive any dividends and distributions or dividends and distributions at a particular level.

All dividends declared in cash payable to stockholders that are participants in our dividend reinvestment plan are generally automatically reinvested in shares of our common stock. As a result, stockholders that do not participate in the dividend reinvestment plan may experience dilution over time. Stockholders who do not elect to receive dividends in shares of common stock may experience accretion to the net asset value of their shares if our shares are trading at a premium and dilution if our shares are trading at a discount. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the dividend payable to a stockholder.

Sales of Unregistered Securities

On April 26, 2010, we issued 100 shares of common stock to Full Circle Advisors, LLC for $1,500 in connection with the organization of the Company. The issuance of such shares of our common stock was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. We did not engage in any other sales of unregistered securities during the period ended June 30, 2010.

On August 31, 2010, we acquired the Legacy Portfolio from the Legacy Funds, which are managed by an affiliate of our investment adviser. The investments included in the Legacy Portfolio have a collective fair value of approximately $72.3 million as of June 30, 2010, as determined by our Board of Directors. In connection with our acquisition of the Legacy Portfolio, we issued an aggregate of 4,191,415 shares of our common stock (assuming no exercise of the underwriters’ overallotment option) and approximately $3.4 million of Distribution Notes to the Legacy Investors. The issuance of such shares of our common stock and Distribution Notes was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

Sales of Registered Securities

On August 31, our registration statement on Form N-2 was declared effective (SEC File No. 333-166302), and we priced our initial public offering of 2,000,000 shares of our common stock at the offering price of $9.00 per share. The initial public offering closed on September 7, 2010, resulting in the sale of all 2,000,000 shares and net proceeds to Full Circle Capital of approximately $15.8 million, of which the entire amount was used to reduce outstanding borrowings under the New Credit Facility. Ladenburg Thalmann & Co. Inc. acted as the managing underwriter.

Item 6.   Selected Financial Data

The following selected financial data for the period from April 16, 2010 (inception) to June 30, 2010 is derived from our financial statements which have been audited by Rothstein, Kass & Company, P.C., our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Income Statement Data

Loss from Operations	$(12,545)

Net Loss	$(12,545)

Net Loss Per Share	$(125.45)

Balance Sheet Data

Cash	$1,455
Deferred Offering Expenses	425,463

Total Assets	$426,918

Accrued Offering Expenses	$425,463
Accrued Organizational Expenses	12,500

Total Liabilities	$437,963

Net Assets	$(11,045)

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Full Circle Capital, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

•
currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and

•	the risks, uncertainties and other factors we identify in “Risk Factors” and elsewhere in this annual report on Form 10-K and in our filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this annual report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” and elsewhere in this annual report on Form 10-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report on Form 10-K.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-K.

Overview

We are a newly formed, externally managed non-diversified closed-end management investment company that has elected to be treated as a business development company under the 1940. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We are managed by Full Circle Advisors. Full Circle Service Company provides the administrative services necessary for us to operate.

We were formed to continue and expand the business of Full Circle Partners, LP and Full Circle Fund, Ltd., which were formed in 2005 and 2007, respectively. As part of this continuation and expansion, we invest primarily in asset-based senior secured loans and, to a lesser extent, mezzanine loans and equity securities issued by smaller and lower middle-market companies that operate in a diverse range of industries, with a specific focus on the media, communications and business services industries where we believe we have particular expertise. In our lending activities, we focus primarily on portfolio companies with both (i) tangible and intangible assets available as collateral and security against our loan to help mitigate our risk of loss, and (ii) cash flow to cover debt service. We believe this provides us with a more attractive risk adjusted return profile, with greater principal protection and likelihood of repayment.

Our investments generally range in size from $3 million to $10 million; however, we may make larger investments from time to time on an opportunistic basis.  We focus primarily on senior secured loans and “stretch” senior secured loans, also referred to as “unitranche” loans, which combine characteristics of traditional first-lien senior secured loans and second-lien or subordinated loans. Our stretch senior secured loans typically possess a greater advance rate against the borrower’s assets and cash flow, and accordingly carry a higher interest rate and/or greater equity participation, than traditional senior secured loans. We believe that having a first lien, senior secured position provides us with greater control and security in the primary collateral of a borrower and helps mitigate risk against loss of principal should a borrower default. We also invest in mezzanine, subordinated or unsecured loans. In addition, we may acquire equity or equity related interests from a borrower along with our debt investment. We attempt to protect against risk of loss on our debt investments by securing our loans against a significant level of tangible or intangible assets of our borrowers, which may include accounts receivable and contracts for services, and obtaining a favorable loan-to-value ratio, and in many cases, securing other financial protections or credit enhancements, such as personal guarantees from the principals of our borrowers, make well agreements and other forms of collateral, rather than lending predominantly against anticipated cash flows of our borrowers. We believe this allows us more options and greater likelihood of repayment from refinancing, asset sales of our borrowers and/or amortization.

We generally seek to invest in smaller and lower middle-market companies in areas that we believe have been historically under-serviced, especially during the current credit crisis. These areas include industries that are outside the focus of mainstream institutions or investors due to required industry-specific knowledge or are too small to attract interest from larger investment funds or other financial institutions. Because we believe there are fewer banks and specialty finance companies focused on lending to these smaller and lower middle-market companies, we believe we can negotiate more favorable terms on our debt investments in these companies than those that would be available for debt investments in comparable larger, more mainstream borrowers. Such favorable terms may include higher debt yields, lower leverage levels, more significant covenant protection or greater equity grants than typical of other transactions. We generally seek to avoid competing directly with other capital providers with respect to specific transactions in order to avoid the less favorable terms we believe are typically associated with such competitive bidding processes.

Recent Developments

Dividend

On July 21, 2010, our board of directors declared a quarterly dividend of $0.225 per share, prorated for the number of days remaining in the third quarter after our initial public offering. This first quarterly dividend of $0.076 per share is payable on October 15, 2010 to holders of record as of September 30, 2010.

Initial Public Offering

On August 31, we priced our initial public offering of 2,000,000 shares of our common stock at the offering price of $9.00 per share. The initial public offering closed on September 7, 2010, resulting in net proceeds to Full Circle Capital of approximately $15.8 million, of which the entire amount was used to reduce outstanding borrowings under the New Credit Facility. Our shares are currently listed on the NASDAQ Capital Market under the symbol “FULL.”

We estimate that our portion of the total expenses of this offering, excluding the underwriting discounts, are approximately $850,000 and that organizational costs are approximately $151,000.

Full Circle Portfolio Acquisition

Immediately prior to the pricing of our initial public offering, we acquired the Legacy Portfolio from the Legacy Funds, which are managed by an affiliate of our investment adviser. The investments included in the Legacy Portfolio had a collective fair value of approximately $72.3 million as of June 30, 2010, as determined by our Board of Directors. In connection with our acquisition of the Legacy Portfolio, we issued an aggregate of 4,191,415 shares of our common stock (assuming no exercise of the underwriters’ overallotment option) and approximately $3.4 million of Distribution Notes to the Legacy Investors. We also incurred approximately $27.5 million of debt under our New Credit Facility in connection with the assumption of outstanding amounts under the Legacy Credit Facilities. All of the loans that constitute the Legacy Portfolio are performing as of June 30, 2010.

Credit Facility

Immediately prior to the Full Circle Portfolio Acquisition, Full Circle Capital entered into the New Credit Facility, a secured revolving credit facility with First Capital. The facility size is $35 million and expires in January 2012. Under the agreement, base rate borrowings bear interest at the London Interbank Offered Rate (“LIBOR”) plus 5.50%.

Recent Portfolio Activity

The Legacy Funds completed the Lotus Transaction immediately prior to the consummation of the Full Circle Portfolio Acquisition, resulting in (a) the redemption of $9 million of their collective partnership interests in the Lotus Fund in exchange for the purchase of loan participations in three investments, BLSCO Newco, Inc., Exist, Inc., and Miken Sales, Inc., and (b) rescheduling the full redemption of the remaining $6 million in Lotus Fund partnership interests to July 31, 2014.

On August 24, 2010, our Board of Directors determined that the fair value of Legacy Funds’ warrants in VaultLogix, LLC had decreased from $310,976 to $56,147 as a result of dilution in the Legacy Funds’ indirect equity ownership percentage.

Portfolio Composition and Investment Activity

As of June 30, 2010, we had no portfolio investments. However, immediately prior to the pricing of our initial public offering, we acquired the Legacy Portfolio from the Legacy Funds, which are managed by an affiliate of our investment adviser. The investments included in the Legacy Portfolio had a collective fair value of approximately $72.3 million as of June 30, 2010, as determined by our Board of Directors. In connection with our acquisition of the Legacy Portfolio, we issued an aggregate of 4,191,415 shares of our common stock (assuming no exercise of the underwriters’ overallotment option) and approximately $3.4 million of Distribution Notes to the Legacy Investors. We also incurred approximately $27.5 million of debt under our New Credit Facility in connection with the assumption of outstanding amounts under the Legacy Credit Facilities. All of the loans that constitute the Legacy Portfolio are performing as of June 30, 2010.

As of June 30, 2010, the Legacy Portfolio had approximately $72.3 million of debt and equity investments, comprised of 17 portfolio companies, as adjusted to reflect the Lotus Transaction. The debt investments included in the Legacy Portfolio had a weighted average annualized yield of approximately 12.1% as of June 30, 2010, as adjusted for the Lotus Transaction.

Results of Operations

Full Circle Capital was formed on April 16, 2010, so there is no comparable period to compare results for the period from April 16, 2010 (inception) to June 30, 2010.

For the period ended June 30, 2010 the company incurred $45 in monthly bank service fees, $425,463 in offering expenses (comprised of $315,484 of legal costs, $73,338 of accounting and professional fees and $36,641 of other costs associated with the initial public offering) and $12,500 in organizational expenses.  The company held $1,455 in unrestricted cash on June 30, 2010.

Earnings per share for the period ended June 30, 2010 were $(125.45).

Financial Condition, Liquidity and Capital Resources

On August 31, 2010, immediately prior to the pricing of our initial public offering, we acquired the Legacy Portfolio from the Legacy Funds, which are managed by an affiliate of our investment adviser. The investments included in the Legacy Portfolio had a collective fair value of approximately $72.3 million as of June 30, 2010, as determined by our Board of Directors. In connection with our acquisition of the Legacy Portfolio, we issued an aggregate of 4,191,415 shares of our common stock (assuming no exercise of the underwriters’ overallotment option) and approximately $3.4 million of Distribution Notes to the Legacy Investors. We also incurred approximately $27.5 million of debt under our New Credit Facility in connection with the assumption of outstanding amounts under the Legacy Credit Facilities. All of the loans that constitute the Legacy Portfolio are performing as of June 30, 2010.

On August 31, we priced our initial public offering of 2,000,000 shares of our common stock at the offering price of $9.00 per share. The initial public offering closed on September 7, 2010, resulting in net proceeds to Full Circle of approximately $15.8 million, of which the entire amount was used to reduce outstanding borrowings under the New Credit Facility. Our shares are currently listed on the NASDAQ Capital Market under the symbol “FULL.”

Contractual Obligations

We did not incur any investment advisory or administration fees, or other material contractual obligations, during the period from April 16, 2010 (inception) to June 30, 2010.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Borrowings

Secured Revolving Credit Facility. Immediately prior to the Full Circle Portfolio Acquisition, Full Circle Capital entered into the New Credit Facility, a secured revolving credit facility with First Capital. The facility size is $35 million and will expire in January 2012. Under the agreement, base rate borrowings bear interest at LIBOR plus 5.50%. The New Credit Facility will be secured by the assets from the Legacy Portfolio. Under the New Credit Facility we are required to satisfy several financial covenants, including maintaining a minimum level of stockholders’ equity, a maximum level of leverage and minimum asset coverage and interest coverage ratios. In addition, we are required to comply with other general covenants, including with respect to indebtedness, liens, restricted payments and mergers and consolidations.

Distribution Notes. The Distribution Notes consist of $3.4 million in senior unsecured notes, which bear interest at a rate of 8% per annum, payable quarterly in cash, and mature on February 28, 2014. The Distribution Notes are callable by us at any time, in whole or in part, at a price of 100% of their principal amount, plus accrued and unpaid interest. In electing to exercise our call right with respect to the Distribution Notes, our Board of Directors will consider all of the relevant factors, including alternative uses of available capital and whether any Distribution Notes have recently been transferred or sold at prices below par value, and will be required to determine that such a call is in the best interests of Full Circle Capital and our stockholders. The Distribution Notes subject Full Circle Capital to customary covenants, including, among other things, a restriction on incurring any debt on a junior lien basis, or any debt that is contractually subordinated in right of payment to any other debt unless it is also subordinated to the Distribution Notes on substantially identical terms. The agreement under which the Distribution Notes were issued contains customary events of default.

Distributions

On July 21, 2010, our board of directors declared a quarterly dividend of $0.225 per share, prorated for the number of days remaining in the third quarter after our initial public offering. This first quarterly dividend of $0.076 per share is payable on October 15, 2010 to holders of record as of September 30, 2010.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
We have entered into the Investment Advisory Agreement with Full Circle Advisors. Mr. Stuart, our Chief Executive Officer and President, is the manager of, and has financial and controlling interests in, Full Circle Advisors.

•
We have entered into the Administration Agreement with Full Circle Service Company. Pursuant to the terms of the Administration Agreement, Full Circle Service Company provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. Mr. Stuart, our Chief Executive Officer and President, is the managing member of, and has financial and controlling interests in, Full Circle Service Company.

•	We have entered into a license agreement with Full Circle Advisors, pursuant to which Full Circle Advisors has agreed to grant us a non-exclusive, royalty-free license to use the name “Full Circle.”

•
Our Chief Financial Officer, Treasurer and Secretary, William E. Vastardis, is the President of Vastardis Fund Services LLC. Full Circle Service Company has engaged Vastardis Fund Services to provide certain administrative services to us and our investment adviser, Full Circle Advisors, including the service of Mr. Vastardis as our Chief Financial Officer, Treasurer and Secretary.

•	The Lotus Fund is an affiliate of First Capital, our lender under the New Credit Facility.

Full Circle Advisors’ investment team presently manages Full Circle Funding, LP, a specialty lender serving smaller and lower middle-market companies that has originated approximately $216 million in loans and investments in 42 distinct borrowers since its inception in 2005. Full Circle Advisors and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. Full Circle Advisors and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, Full Circle Advisors or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with Full Circle Advisors’ allocation procedures.

In connection with our acquisition of the Legacy Portfolio, we issued an aggregate of 3,787,753 shares of our common stock and approximately $3.4 million of Distribution Notes to the Legacy Investors, pursuant to a Purchase and Sale Agreement (the “Asset Purchase Agreement”). In addition, the Asset Purchase Agreement provides for a subsequent payment to certain Legacy Investors 30 days after the pricing of our initial public offering, or earlier if the over-allotment option granted to the underwriters is exercised in full (the “Subsequent Payment Obligation”). If the over-allotment option is exercised in full, these Legacy Investors will be entitled to receive, collectively, 103,662 shares plus a cash amount equal to the aggregate purchase price paid by the underwriters to acquire the number of shares underlying the over-allotment option that corresponds to the number of shares offered by such Legacy Investors (i.e., the public offering price less underwriting discounts and commissions) less offering-related expenses. This cash amount is estimated to be approximately $2.47 million, representing gross proceeds to Legacy Investors of approximately $2.70 million less underwriting discounts and commissions and offering-related expenses of approximately $0.23 million. If the over-allotment option is not exercised and expires, these Legacy Investors will receive 403,662 additional shares of our common stock. If the over-allotment option is partially exercised, these Legacy Investors will receive a proportionate distribution of both cash and stock, depending upon the amount of the shares underlying the over-allotment option that were actually acquired by the underwriters. For information on the ownership of our shares, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

We have also adopted a Code of Ethics which applies to, among others, our senior officers, including our Chief Executive Officer and Chief Financial Officer, as well as all of our officers, directors and employees. Our Code of Ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Pursuant to our Code of Ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our Chief Compliance Officer. Our Audit Committee is charged with approving any waivers under our Code of Ethics. As required by the NASDAQ corporate governance listing standards, the Audit Committee of our Board of Directors is also required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).

Critical Accounting Policies

Basis of Presentation

The financial statements included herein are expressed in United States dollars and have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Valuation of Investments in Securities at Fair Value — Definition and Hierarchy

In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, Full Circle Capital’s Board of Directors uses various valuation approaches. In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Board of Directors. Unobservable inputs reflect the Board of Directors’ assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 securities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 — Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had aready market for the securities existed. Accordingly, the degree of judgment exercised by the Board of Directors in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls, is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many securities. This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

Valuation Techniques

Senior and Subordinated Secured Loans

The Legacy Portfolio consists primarily of private debt instruments (“Level 3 debt”). The Company considers its Level 3 debt to be performing loans if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, the Company’s Board of Directors considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as defined above, the Company’s Board of Directors will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.

This evaluation will be updated no less than quarterly for Level 3 debt instruments that are not performing, and more frequently for time periods where there are significant changes in the investor base or significant changes in the perceived value of the underlying collateral. The collateral value will be analyzed on an ongoing basis using internal metrics, appraisals, 3rd party valuation agents and other data as may be acquired and analyzed by Management and the Company’s Board of Directors.

Investments in Private Companies

The Company’s Board of Directors determines the fair value of its investments in private companies by incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable transactions, and performance multiples, among other factors, including third party valuation agents. This nonpublic investment is included in Level 3 of the fair value hierarchy.

Investment in Private Investment Company

As permitted under GAAP, investments in private investment companies are valued, as a practical expedient, utilizing the net asset valuation provided by the underlying private investment companies, without adjustment, when the net asset valuation of the investment is calculated (or adjusted by Management if necessary) in a manner consistent with GAAP for investment companies. If it is probable that the Company will sell the investment at an amount different from the net asset valuation or in other situations where the practical expedient is not available, the Company’s Board of Directors considers other factors in addition to the net asset valuation, such as features of the investment, including subscription and redemption rights, expected discounted cash flows, transactions in the secondary market, bids received from potential buyers, and overall market conditions in its determination of fair value. Investment in private investment company is included in Level 3 of the fair value hierarchy. In determining the level, the Company’s Board of Directors considers the length of time until the investment is redeemable, including notice and lock-up periods or any other restrictions on the disposition of the investment. The Company’s Board of Directors also considers the nature of the portfolio of the underlying private investment company and its ability to liquidate its underlying investments.

Warrants

The Company’s Board of Directors will ascribe value to warrants based on fair value holdings that can include discounted cash flow analyses, option pricing models, comparable analyses and other techniques as deemed appropriate.

Use of Estimates

The preparation of the financial statements of Full Circle Capital in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts disclosed in the financial statements of Full Circle Capital. Actual results could differ from those estimates.

Recently Issued Accounting Standards

On January 21, 2010, the Financial Accounting Standards Board (“FASB”) issued an ASU, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which provides guidance on how investment assets and liabilities are to be valued and disclosed. Specifically, the amendment requires reporting entities to disclose i) the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements, for Level 2 or Level 3 positions, ii) transfers between all levels (including Level 1 and Level 2) will be required to be disclosed on a gross basis (i.e. transfers out must be disclosed separately from transfers in) as well as the reason(s) for the transfers and iii) purchases, sales, issuances and settlements must be shown on a gross basis in the Level 3 rollforward rather than as one net number. The effective date of the ASU is for interim and annual periods beginning after December 15, 2009, however, the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis will be effective for interim and annual periods beginning after December 15, 2010. At this time Management is evaluating the implications of the amendment to ASC 820 and the impact to the financial statements of Full Circle Capital Corporation.

ASC 860, “Transfers and Servicing,” removes the concept of a qualifying special-purpose entity (“QSPE”) and removes the exception from applying to variable interest entities that are QSPEs. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2010, we held no investments and no debt outstanding. However, immediately prior to the pricing of our initial public offering, we acquired the Legacy Portfolio from the Legacy Funds.

We are subject to financial market risks, including changes in interest rates. As of June 30, 2010, 7 debt investments in the Legacy Portfolio were at a fixed rate, and the remaining 17 debt investments were at variable rates, representing approximately $20 million and $46 million in principal debt, respectively. The majority of our floating rate debt instruments are currently at their floor interest rate.  The variable rates are based upon the Prime rate or LIBOR.

To illustrate the potential impact of a change in the underlying interest rate on our net increase in net assets resulting from operations, we have assumed a 1% increase in the underlying Prime rate or LIBOR, and no other change in the Legacy Portfolio as of June 30, 2010. We have also assumed $15.1 million of outstanding borrowings, with $11.7 million of outstanding borrowings having a floating rate based upon LIBOR. Under this analysis, net investment income would decrease by approximately $0.1 million annually. If we had instead assumed a 1% decrease in the underlying Prime rate or LIBOR, net investment income would increase correspondingly by approximately $0.1 million annually. Although management believes that this analysis is indicative of our existing interest rate sensitivity at June 30, 2010, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Full Circle Capital Corporation

We have audited the accompanying statement of assets and liabilities of Full Circle Capital Corporation, (the “Company”) as of June 30, 2010, and the related statements of operations, changes in net assets, and cash flows for the period ended April 16, 2010 (date of inception) to June 30, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Full Circle Capital Corporation as of June 30, 2010, and the results of its operations and its cash flows for the period April 16, 2010 (date of inception) to June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
September 28, 2010

Full Circle Capital Corporation
(a development stage company)
Statement of Assets and Liabilities

June 30, 2010
Assets
Cash	$1,455
Deferred Offering Expenses	425,463

Total Assets	$426,918

Liabilities

Accrued Organizational Expenses	$12,500
Accrued Offering Expenses	425,463

Total Liabilities	$437,963

Net Assets	$(11,045)

Components of Net Assets

Common Stock, par value $0.01 per share (100,000,000 authorized; 100 issued and outstanding)	$1
Paid-in capital in excess of par	1,499
Deficit accumulated during development stage	(12,545)

Net Assets	$(11,045)

Net Asset Value Per Share	$(110.45)

See Notes to Financial Statements

Full Circle Capital Corporation
(a development stage company)
Statement of Operations

For the period from April 16, 2010 (date of inception) to June 30, 2010
Operating Expenses
Bank Fees	$45
Organizational Expenses	$12,500

Total Operating Expenses	12,545

Net Investment Loss	$(12,545)

Basic and diluted net loss per common share	$(125.45)
Weighted average shares of common stock outstanding	100

See Notes to Financial Statements

Full Circle Capital Corporation
(a development stage company)
Statement of Changes in Net Assets

For the period from April 16, 2010 (date of inception) to June 30, 2010
Decrease in Net Assets from Operations
Net Investment Loss	$(12,545)

Net Decrease in Net Assets Resulting from Operations	(12,545)

Capital Share Transactions
Net proceeds from shares sold	1,500

Net Increase in Net Assets Resulting from Capital Share Transactions	1,500

Net Assets at End of Period	$(11,045)

Capital Share Activity

Shares sold	100

Net increase in capital share activity	100

Shares Outstanding at End of Period	100

See Notes to Financial Statements

Full Circle Capital Corporation
(a development stage company)
Statement of Cash Flows

For the period from April 16, 2010 (date of inception) to June 30, 2010
Cash Flows from Operating Activities
Net Investment Loss	$(12,545)
Change in Accrued Organizational Expenses	12,500

Net Cash Used in Operating Activities	(45)

Cash Flows from Financing Activities
Net proceeds from shares sold	1,500

Net Cash Provided by Financing Activities	1,500

Net Increase in Cash	1,455
Cash Balance at End of Period	$1,455

Supplemental Disclosure of Non-Cash Financing Activity - Deferred Offering Expenses	$425,463

See Notes to Financial Statements

Full Circle Capital Corporation
(a development stage company)
Notes to Financial Statements

Note 1. Organization

References herein to “we”, “us” or “our” refer to Full Circle Capital Corporation unless the context specifically requires otherwise.

We were formed as Full Circle Capital Corporation, a Maryland corporation. We were organized on April 16, 2010 and were funded in an initial public offering, or IPO, completed on September 7, 2010.  We are a non-diversified closed-end investment company that has filed an election to be treated as a Business Development Company, or BDC, under the Investment Company Act of 1940 (the “1940 Act”).  As a BDC, we expect to qualify and elect to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code.  We will invest primarily in senior secured term debt issued by smaller and lower middle-market companies.  Our investment objective is to generate both current income and capital appreciation through debt and equity investments.

The Company is a new enterprise in the development stage and presents its financial statements in accordance with Accounting Standards Codification ("ASC") 915 "Development Stage Entities" (formerly Statement of Financial Accounting Standard ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises"), and has not engaged in any business other than those related to its offering and organizational efforts.

Note 2. Significant Accounting Policies

Basis of Presenation and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Changes in the economic environment, financial markets, creditworthiness of our portfolio companies and any other parameters used in determining these estimates could cause actual results to differ.

Federal and State Income Taxes

We intend to elect to be treated as a regulated investment company and intend to continue to comply with the requirements of the Internal Revenue Code of 1986 (the “Code”), applicable to regulated investment companies. We are required to distribute at least 90% of our investment company taxable income and intend to distribute (or retain through a deemed distribution) all of our investment company taxable income and net capital gain to stockholders; therefore, we have made no provision for income taxes. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.

If we do not distribute (or are not deemed to have distributed) at least 98% of our annual taxable income in the year earned, we will generally be required to pay an excise tax equal to 4% of the amount by which 98% of our annual taxable income exceeds the distributions from such taxable income for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. We have adopted a June 30 year-end for federal income tax purposes.

Full Circle Capital Corporation
(a development stage company)
Notes to Financial Statements - (Continued)

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is approved by our Board of Directors each quarter and is generally based upon our management’s estimate of our earnings for the quarter.  Net realized capital gains, if any, are distributed at least annually.

Deferred Offering Expenses

The Company defers the direct incremental costs of raising capital until such time as the offering is completed. At the time of completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to the operations during the period in which the offering is terminated.

Per Share Information

Basic Earnings (Loss) Per Common Share is calculated using the weighted average number of common shares outstanding for the period presented. Basic and diluted earnings per share are as the same since there are no potentially dilutive securities outstanding.

Note 3. Basic and Diluted Loss per Common Share

The following information sets forth the computation of basic and diluted loss per common share for the period ended June 30, 2010.

For the period from
April 16, 2010 (inception)
to June 30, 2010
Per Share Data:
Net Investment Loss	$(12,545)

Average weighted shares outstanding for period	100

Net Investment Loss per share	$(125.45)

Note 4. Related Party Agreements and Transactions

Investment Advisory Agreement

As of June 30, 2010, Full Circle Capital Corporation had not entered into an Investment Advisory Agreement.

Full Circle Capital Corporation
(a development stage company)
Notes to Financial Statements - (Continued)

Subsequent to June 30, 2010, we entered into an investment advisory agreement (the “Investment Advisory Agreement”) with Full Circle Advisors, LLC (the “Investment Adviser”) under which the Investment Adviser, subject to the overall supervision of our Board of Directors, manages the day-to-day operations of, and provides investment advisory services to, us. Under the terms of the Investment Advisory Agreement, our Investment Adviser: (i) determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes, (ii) identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and (iii) closes and monitors investments we make.

The Investment Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Investment Adviser receives a fee from us, consisting of two components.

The base management fee is calculated at an annual rate of 1.75% of our gross assets. For services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears.  The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter will be appropriately pro-rated. In addition, our investment adviser has agreed to waive any portion of the base management fee that exceeds 1.50% of Full Circle Capital Corporation’s gross assets until August 31, 2011.

The incentive fee has two parts. The first part of the incentive fee is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement to Full Circle Service Company, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 1.75% per quarter (7.00% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee. We pay Full Circle Advisors an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle of 1.75%;

•
100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle but is less than 2.1875% in any calendar quarter (8.75% annualized). We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle but is less than 2.1875%) as the ‘‘catch-up.’’ The ‘‘catch-up’’ is meant to provide our investment adviser with 20% of our pre-incentive fee net investment income as if a hurdle did not apply if this net investment income exceeds 2.1875% in any calendar quarter; and

Full Circle Capital Corporation
(a development stage company)
Notes to Financial Statements - (Continued)

•
20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized) is payable to Full Circle Advisors (once the hurdle is reached and the catch-up is achieved, 20% of all pre-incentive fee investment income thereafter is allocated to Full Circle Advisors).

These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing with the 2010 calendar year, and will equal 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees with respect to each of the investments in our portfolio, provided that, the incentive fee determined as of December 31, 2010 will be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the inception of Full Circle Capital Corporation.

Administration Agreement

As of June 30, 2010, Full Circle Capital Corporation had not entered into an Administration Agreement.

Subsequent to June 30, 2010, we have also entered into an Administration Agreement with Full Circle Service Company (“Full Circle Service Company”) under which Full Circle Service Company, among other things, furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, Full Circle Service Company also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders. In addition, Full Circle Service Company assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of Full Circle Service Company’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the compensation of our chief financial officer and our allocable portion of the compensation of any administrative support staff. Under the Administration Agreement, Full Circle Service Company will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

Full Circle Service Company will also provide administrative services to our investment adviser, Full Circle Advisors. As a result, Full Circle Advisors will also reimburse Full Circle Service Company for its allocable portion of Full Circle Service Company’s overhead, including rent, the fees and expenses associated with performing compliance functions for Full Circle Advisors, and its allocable portion of the compensation of any administrative support staff. To the extent Full Circle Advisors or any of its affiliates manage other investment vehicles in the future, no portion of any administrative services provided by Full Circle Service Company to such other investment vehicles will be charged to us.

Full Circle Capital Corporation
(a development stage company)
Notes to Financial Statements - (Continued)

The Administration Agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, Full Circle Service Company and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from Full Circle Capital Corporation for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of Full Circle Service Company’s services under the Administration Agreement or otherwise as administrator for Full Circle Capital Corporation.

Sub-Administration Agreement

Our Chief Financial Officer, William E. Vastardis, is the President of Vastardis Fund Services LLC. Full Circle Service Company has engaged Vastardis Fund Services LLC to provide certain administrative services to us and our investment adviser, Full Circle Advisors, LLC, including the service of Mr. Vastardis as our Chief Financial Officer, Treasurer and Secretary. In exchange for providing such services, Full Circle Service Company will pay Vastardis Fund Services LLC an asset-based fee with a $200,000 annual minimum. This asset-based fee will vary depending upon our gross assets as follows:

Gross Assets	Fee
first $150 million of gross assets	20 basis points (0.20%)
next $150 million of gross assets	15 basis points (0.15%)
next $200 million of gross assets	10 basis points (0.10%)
in excess of $500 million of gross assets	5 basis points (0.05%)

Full Circle Advisors, LLC will be responsible for paying the allocable portion of the administrative fees charged by Vastardis Fund Services for administrative services provided to both Full Circle Capital Corporation and Full Circle Advisors, LLC reflecting the proportionate share of such administrative services that it receives. In addition, we will reimburse Full Circle Service Company for the fees charged by Vastardis Fund Services for the service of Mr. Vastardis as our Chief Financial Officer, Treasurer and Secretary at an annual rate of $250,000. Vastardis Fund Services has agreed to cap its first year fees at $200,000 for administrative services to us and Full Circle Advisors, and at $100,000 for the service of Mr. Vastardis as our Chief Financial Officer, Treasurer and Secretary.

Full Circle Capital Corporation
(a development stage company)
Notes to Financial Statements - (Continued)

Note 5. Financial Highlights

For the period from
April 16, 2010 (inception)
to June 30, 2010
Per Share Data(1):
Net asset value at issuance	$15.00
Net investment loss	(125.45)
Realized gain (loss)	-
Net unrealized appreciation (depreciation)	-
Dividends declared and paid	-
Net asset value at end of period	$(110.45)

Per share market value at end of period	$(110.45)
Total return based on market value(2)	(836.33)%
Total return based on net asset value(2)	(836.33)%
Shares outstanding at end of period	100
Average weighted shares outstanding for period	100

Ratio / Supplemental Data:
Net assets at end of period	$(11,045)
Annualized ratio of operating expenses to average net assets(3)	(1,279.28)%
Annualized ratio of net operating income to average net assets(3)	1,279.28%

(1)	Financial highlights are based on weighted average shares.
(2)
Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on market value is the same as Total return based on net asset value as our shares were not publicly traded from inception through June 30, 2010.  The total returns are not annualized.

(3)
Financial Highlights as of June 30, 2010 are calculated from the inception of Full Circle Capital Corporation on April 16, 2010 and the annualized ratios of operating expenses to average net assets and net operating income to average net assets are adjusted accordingly.

Full Circle Capital Corporation
(a development stage company)
Notes to Financial Statements - (Continued)

Note 6. Recently Issued Accounting Standards

On January 21, 2010, the FASB issued an ASU, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which provides guidance on how investment assets and liabilities are to be valued and disclosed. Specifically, the amendment requires reporting entities to disclose i) the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements, for Level 2 or Level 3 positions, ii) transfers between all levels (including Level 1 and Level 2) will be required to be disclosed on a gross basis (i.e. transfers out must be disclosed separately from transfers in) as well as the reason(s) for the transfers and iii) purchases, sales, issuances and settlements must be shown on a gross basis in the Level 3 rollforward rather than as one net number. The effective date of the ASU is for interim and annual periods beginning after December 15, 2009, however, the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis will be effective for interim and annual periods beginning after December 15, 2010. At this time Management is evaluating the implications of the amendment to ASC 820 and the impact to the future Schedules of Investments of Full Circle Capital Corporation.

ASC 860, ‘‘Transfers and Servicing,’’ removes the concept of a qualifying special-purpose entity (‘‘QSPE’’) and removes the exception from applying to variable interest entities that are QSPEs. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009.

Note 7. Other Subsequent Events

Dividend

On July 21, 2010, our board of directors declared a quarterly dividend of $0.225 per share, prorated for the number of days remaining in the third quarter after our initial public offering. This first quarterly dividend of $0.076 per share is payable on October 15, 2010 to holders of record as of September 30, 2010.

Initial Public Offering

On August 31, 2010 we priced our initial public offering of 2,000,000 shares of our common stock at the offering price of $9.00 per share. The initial public offering closed on September 7, 2010, resulting in net proceeds to Full Circle Capital Corporation of approximately $15.8 million, of which the entire amount was used to reduce outstanding borrowings under the New Credit Facility (see below). Our shares are currently listed on the NASDAQ Capital Market under the symbol “FULL.”

We estimate that our portion of the total expenses of this offering, excluding the underwriting discounts, are approximately $850,000 and that organizational costs are approximately $151,000. (Unaudited) Deferred offering expenses of $425,463 incurred for the period from April 16, 2010 (inception) through June 30, 2010 are included on the Statement of Assets and Liabilities and organizational expenses of $12,500 incurred for such period are included on the Statement of Operations.

Full Circle Portfolio Acquisition

Immediately prior to the pricing of our initial public offering, we acquired the “Legacy Portfolio” from Full Circle Partners, LP and Full Circle Fund, Ltd. (the “Legacy Funds”), which are managed by an affiliate of our investment adviser. The investments included in the Legacy Portfolio had a collective fair value of approximately $72.3 million as of June 30, 2010, as determined by our Board of Directors. In connection with our acquisition of the Legacy Portfolio, we issued an aggregate of approximately 4,191,415 shares of our common stock and approximately $3.4 million of callable senior unsecured notes (the “Distribution Notes”) to the Legacy Funds’ investors, which bear interest at an 8% rate and mature in February 2014. We also incurred approximately $27.5 million of debt under our New Credit Facility (see below) in connection with the assumption of outstanding amounts under the Legacy Credit Facilities. We refer to these transactions, collectively, as the “Full Circle Portfolio Acquisition.” Management believes that all of the loans that constitute the Legacy Portfolio are performing as of June 30, 2010. The Company considers its debt to be performing loans if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance or is otherwise not deemed to be impaired.

Full Circle Capital Corporation
(a development stage company)
Notes to Financial Statements - (Continued)

New Credit Facility

Immediately prior to the Full Circle Portfolio Acquisition, Full Circle Capital entered into the New Credit Facility, a secured revolving credit facility with First Capital. The facility size is $35 million and expires in January 2012. Under the agreement, base rate borrowings bear interest at the London Interbank Offered Rate (“LIBOR”) plus 5.50%. The New Credit Facility will be secured by the assets from the Legacy Portfolio. Under the New Credit Facility we are required to satisfy several financial covenants, including maintaining a minimum level of stockholders’ equity, a maximum level of leverage and minimum asset coverage and interest coverage ratios. In addition, we are required to comply with other general covenants, including with respect to indebtedness, liens, restricted payments and mergers and consolidations.

Recent Portfolio Activity

Immediately prior to the consummation of the Full Circle Portfolio Acquisition the Legacy Funds restructured their investment in the Lotus Fund, resulting in (a) the redemption of $9 million of their collective partnership interests in the Lotus Fund in exchange for the purchase of loan participations in three investments, BLSCO Newco, Inc., Exist, Inc., and Miken Sales, Inc., and (b) rescheduling the full redemption of the remaining $6 million in Lotus Fund partnership interests to July 31, 2014 (collectively, the “Lotus Transaction”).  The Lotus Fund is an affiliate of First Capital, the Company's lender under the New Credit Facility.

On August 24, 2010, our Board of Directors determined that the fair value of Legacy Funds’ warrants in VaultLogix, LLC had decreased from $310,976 to $56,147 as a result of dilution in the Legacy Funds’ indirect equity ownership percentage.

Full Circle Capital Corporation
(a development stage company)
Notes to Financial Statements - (Continued)

Pro Forma Information (Unaudited)

The following pro forma balance sheet assumes the initial public offering, the Full Circle Portfolio Acquisition, and the Lotus Transaction, took place on June 30, 2010:

Pro Forma Balance Sheet (Unaudited)

June 30, 2010	Pro Forma Pre-Offering	Pro Forma Post-Offering
(Amounts in '000s)

Assets

Cash and cash equivalents	$1	$1

Interest receivable	558	558

Loans receivable, at fair value
(cost $65,341)	65,341	65,341

Investments in private investment company, at fair value
(cost $6,000)	6,000	6,000

Investments in equity and warrants, fair value
(cost $967)	967	967
Total Assets	$72,867	$72,867

Liabilities and Stockholders' Equity

Liabilities
Accrued expenses and other liabilities	$395	$395
Interest payable	101	101
Line of credit	27,476	11,676
Distribution Notes	3,405	3,405
Total Liabilities	31,377	15,577

Stockholders' Equity
Common Stock, par value $0.01 per share; 100,000,000 shares authorized, 6,191,515 shares outstanding, pro forma as adjusted	42	62
Capital in excess of par value	41,448	57,228
Total Stockholders' Equity	41,490	57,290
Total Liabilities and Stockholders' Equity	$72,867	$72,867

Full Circle Capital Corporation
(a development stage company)
Notes to Financial Statements - (Continued)

The following pro forma Schedule of Investments assumes the Full Circle Portfolio Acquisition, and the Lotus Transaction, took place on June 30, 2010:

Pro Forma Schedule of Investments (Unaudited)

June 30, 2010

Description[1]	Industry	Interest Rate[2]	Maturity/ Expiration Date	Par Amount/ Quantity	Cost	Fair Value	% of pre- Offering Shareholders' Equity

Attention Transit Advertising Systems, LLC	Outdoor Advertising Services
Senior Secured Loan		13.50%	11/01/12	$2,343,171	$2,265,847	$2,265,847	5.41%

Blackstrap Broadcasting, LLC	Radio Broadcasting
Senior Secured Loan		5.25%	09/25/10	$3,000,000	2,676,000	2,676,000	6.38%
Subordinated Secured Loan		16.00%	09/25/12	$3,500,000	3,468,500	3,468,500	8.28%
Totals					6,144,500	6,144,500	14.66%

Bloomingdale Partners, LP	Consumer Financing
Senior Secured Loan		9.10%	11/01/12	$1,604,259	1,532,068	1,532,068	3.66%

BLSCO Newco, Inc.[3]	Oilfield Services
Senior Secured Loan		11.50%	08/31/11	$2,500,000	2,500,000	2,500,000	5.96%

Equisearch Acquisition, Inc	Asset Recovery Services
Senior Secured Loan		12.00%	01/31/11	$2,164,935	2,164,935	2,164,935	5.17%
Warrants for 5.99 shares (at a $0.01 strike price)			01/15/14	6	146,345	146,345	0.35%
Warrants for 6.32 shares (at a $19,372 strike price)			01/15/14	6	78,655	78,655	0.19%
Totals					2,389,935	2,389,935	5.70%

Exist, Inc.[3]	Apparel
Senior Secured Loan		11.50%	12/31/10	$4,675,000	4,675,000	4,675,000	11.15%

First Capital Lotus Asset-Based Loan Fund I, LP3	Nondepository Credit Institutions
Private Investment Company					6,000,000	6,000,000	14.32%

Georgia Outdoor Advertising, LLC	Outdoor Advertising Services
Senior Secured Loan		14.00%	07/01/12	$1,301,001	1,235,300	1,235,300	2.95%
Senior Secured Loan		14.50%	07/01/12	$564,883	541,158	541,158	1.29%
Totals					1,776,458	1,776,458	4.24%

Icon Groupe, LLC	Outdoor Advertising Services
Senior Secured Loan *		10.50%	07/01/12	$3,883,823	3,654,677	3,654,677	8.72%
Subordinated Secured Loan		14.50%	07/01/12	$783,378	711,699	711,699	1.70%
Totals					4,366,376	4,366,376	10.42%

Iron City Brewing, LLC	Beverages
Senior Secured Loan		16.50%	08/31/11	$1,500,000	1,500,000	1,500,000	3.58%
Warrants for 148 Membership Units (at a $0.01 strike price)[4]			08/10/13	148	-	-	0.00%
Totals					1,500,000	1,500,000	3.58%

MDU Communications (USA) Inc	CableTV/Broadband Services
Senior Secured Loan - Tranche A		11.85%	06/30/11	$5,000,000	5,000,000	5,000,000	11.93%
Senior Secured Loan - Tranche C		9.75%	06/30/11	$250,000	250,000	250,000	0.60%
Senior Secured Loan - Tranche D		8.75%	06/30/11	$1,480,000	1,480,000	1,480,000	3.53%
Warrants for 375,000 shares (at a $0.60 strike price)			06/30/13	375,000	620	620	0.00%
Warrants for 304,762 shares (at a $0.82 strike price)			09/11/11	304,762	-	-	0.00%
Totals					6,730,620	6,730,620	16.06%

Miken Sales, Inc.[3]	Apparel
Senior Secured Loan		11.50%	10/31/10	$1,825,000	1,825,000	1,825,000	4.35%

The Selling Source, LLC	Information and Data Services
Senior Secured Loan		12.00%	12/21/12	$7,137,911	7,137,911	7,137,911	17.03%

VaultLogix, LLC	Information Retrieval Services
Senior Secured Loan		12.00%	09/04/11	$5,000,000	4,765,000	4,765,000	11.37%
Warrants for Variable % Ownership (at a $307.855 strike price)			09/04/13	3,439	310,976	310,976	0.74%
Totals					5,075,976	5,075,976	12.11%

Verifier Capital LLC/Verifier Capital Limited[5]	Security Systems Services
Senior Secured Loan		12.00%	06/25/11	$1,500,000	1,500,000	1,500,000	3.58%

West World Media, LLC[4,6]	Information and Data Services
Senior Secured Loan *		15.00%	12/31/11	$6,587,298	6,175,592	6,175,592	14.73%
Limited Liability Company Interests					430,500	430,500	1.03%
Totals					6,606,092	6,606,092	15.76%

Ygnition Networks, Inc.	CableTV/Broadband Services
Senior Secured Loan - Tranche A		12.25%	07/06/11	$3,750,000	3,706,875	3,706,875	8.84%
Senior Secured Loan - Tranche B		11.75%	07/06/11	$2,500,000	2,460,000	2,460,000	5.87%
Senior Secured Loan - Tranche C		11.75%	07/06/11	$2,500,000	2,460,000	2,460,000	5.87%
Senior Secured Loan - Tranche D		11.25%	07/06/11	$1,689,944	1,655,300	1,655,300	3.95%
Warrants for 644,474 shares (at a $1.15 strike price)			02/27/12	644,474	-	-	0.00%
Totals					10,282,175	10,282,175	24.53%

Total Investments					$72,307,958	$72,307,958	172.52%

1
Our investments are acquired in private transactions exempt from registration under the Securities Act of 1933, therefore are generally subject to certain limitations on resale, and may be deemed to be “restricted securities”  under the Securities Act of 1933.

2
A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to LIBOR or PRIME, and which reset daily, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of June 30, 2010.

3
Adjusted to reflect the redemption of $9,000,000 of First Capital Lotus Asset-Based Loan Fund I, LP partnership interests in exchange for the purchase of loan participations in BLSCO Newco, Inc, Exist, Inc., and Miken Sales, Inc. in connection with the initial public offering.

4
A portion of this investment is held in a wholly owned subsidiary of one of the Legacy Funds. Adjusted to reflect the dissolution of the the wholly owned subsidiary and direct ownership of the investment by Full Circle Capital Corporation in connection with the initial public offering

5	Joint borrowers under the loan facility, one entity domiciled in UK while other is domiciled in United States.
6
Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Legacy Funds, as defined in the Investment Company Act of 1940, which are not “Control Investments.”  The Selling Funds are deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company.

*	Investment contains a partial PIK feature.

Full Circle Capital Corporation
(a development stage company)
Notes to Financial Statements - (Continued)

Pro Forma Portfolio Composition (Unaudited)

June 30, 2010

	Fair Value	% of pre-Offering Shareholders' Equity

Industry Classification

CableTV/Broadband Services	$17,012,795	40.59%
Information and Data Services	13,744,003	32.79%
Outdoor Advertising Services	8,408,681	20.06%
Radio Broadcasting	6,144,500	14.66%
Apparel	6,500,000	15.51%
Nondepository Credit Institutions	6,000,000	14.32%
Information Retrieval Services	5,075,976	12.11%
Oilfield Services	2,500,000	5.96%
Asset Recovery Services	2,389,935	5.70%
Consumer Financing	1,532,068	3.66%
Beverages	1,500,000	3.58%
Security Systems Services	1,500,000	3.58%
	$72,307,958	172.52%

Investment Classification

Senior Secured Loans	$61,160,663	145.92%
Private Investment Company	6,000,000	14.32%
Subordinated Secured Loans	4,180,199	9.97%
Warrants	536,596	1.28%
Limited Liability Company Interests	430,500	1.03%
	$72,307,958	172.52%

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.   Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

As of June 30, 2010 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)   Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c)   Attestation Report of the Independent Registered Public Accounting Firm

Not applicable.

(d)   Changes in Internal Controls Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the period ending June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.   Other Information

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Our Board of Directors oversees our management. The Board of Directors currently consists of four members, three of whom are not “interested persons” of Full Circle Capital Corporation as defined in Section 2(a)(19) of the 1940 Act. We refer to these individuals as our independent directors. Our Board of Directors elects our officers, who serve at the discretion of the Board of Directors. The responsibilities of each director will include, among other things, the oversight of our investment activity, the quarterly valuation of our assets, and oversight of our financing arrangements. The Board of Directors has also established an audit committee and a nominating and corporate governance committee, and may establish additional committees in the future.

Board of Directors and Executive Officers

Name	Age	Position	Director Since	Expiration of Term
Interested Director

John E. Stuart	44	Chief Executive Officer, President and Chairman of the Board of Directors	2010	2012

Independent Directors

Mark C. Biderman	64	Director	2010	2013

Edward H. Cohen	71	Director	2010	2011

Thomas A. Ortwein, Jr.	54	Director	2010	2013

The address for each of our directors is 800 Westchester Ave., Suite S-620, Rye Brook, New York 10573.

Executive Officers Who Are Not Directors

Name	Age	Position
William E. Vastardis	54	Chief Financial Officer, Treasurer and Secretary

Salvatore Faia	47	Chief Compliance Officer

The address for each of our executive officers is 800 Westchester Ave., Suite S-620, Rye Brook, New York 10573.

Biographical Information

Directors

Our directors have been divided into two groups — interested directors and independent directors. An interested director is an “interested person” as defined in Section 2(a)(19) of the 1940 Act.

Interested Director

John E. Stuart is our Chief Executive Officer and President and is primarily responsible for overall investment strategies and portfolio management. In addition, Mr. Stuart is the manager of Full Circle Advisors and managing member of Full Circle Service Company. Mr. Stuart co-founded Full Circle Funding, LP in 2005 and is a managing partner. Prior to founding Full Circle Funding, LP, from 2002 to 2004, Mr. Stuart was managing member of Excess Capital LLC which provided financial advisory services and structured and funded equity and debt investments. Prior thereto he was Co-Founder and President of Titan Outdoor Holdings, a New York — based outdoor advertising company, between 1999 and 2002, and was a Director until its sale in 2005. Prior thereto, Mr. Stuart was a Managing Director in the Corporate Finance Department of Prudential Securities Incorporated between 1996 and 1999. Mr. Stuart began his career at Oppenheimer & Co., Inc. where he was a member of the Mergers and Acquisitions Group and Corporate Finance Department from 1988 to 1996. Mr. Stuart’s depth of experience in corporate finance, capital markets and financial services, as well as his intimate knowledge of Full Circle Capital’s business and operations, gives the board of directors valuable industry-specific knowledge and expertise on these and other matters. Education — A.B. Brown University, 1988.

Independent Directors

Mark C. Biderman serves as chairman of Full Circle Capital’s audit committee. He also currently serves as a director and chairman of the audit committee of Atlas Energy, Inc., an independent natural gas producer that also owns an interest in an energy services provider. Mr. Biderman served as Vice Chairman of National Financial Partners, Corp. (“NFP”), a financial services company focused on distributing financial products, from September 2008 through December 2008. From November 1999 until September 2008, Mr. Biderman served as NFP’s Executive Vice President and Chief Financial Officer. From May 1987 to October 1999, Mr. Biderman served as Managing Director and Head of the Financial Institutions Group at CIBC World Markets, an investment banking firm, and its predecessor, Oppenheimer & Co., Inc. Prior to investment banking, he was an equity research analyst covering the commercial banking industry. Mr. Biderman was on the “Institutional Investor” All American Research Team from 1973 to 1985 and was First Team Bank Analyst in 1974 and 1976. Mr. Biderman chaired the Due Diligence Committee at CIBC and served on the Commitment and Credit Committees. Mr. Biderman serves on the Board of Governors and as Treasurer of Hebrew Union College-Jewish Institute of Religion and on the Advisory Council of the Program in Judaic Studies of Princeton University. Mr. Biderman is a Chartered Financial Analyst and brings extensive financial expertise to the board of directors as well as to the audit committee. Education — B.S.E. Princeton University, 1967; M.B.A. Harvard Graduate School of Business Administration, 1969.

Edward H. Cohen serves as chairman of Full Circle Capital’s nominating and corporate governance committee. He has been Counsel to the international law firm of Katten Muchin Rosenman LLP since February 2002, and before that was a partner in the firm (with which he has been affiliated since 1963). Mr. Cohen is a director of Phillips-Van Heusen Corporation, a manufacturer and marketer of apparel and footwear, and Gilman Ciocia, Inc., a tax and financial planning firm. In the past five years, he has served as director for Franklin Electronic Publishers, Inc., an electronic publishing company, Merrimac Industries, Inc., a manufacturer of passive RF and microwave components for industry, government and science, and Levcor International, Inc., a manufacturer of buttons and other accoutrements. Mr. Cohen provides the Board with essential legal experience and judgment, which were developed during his over 40 years of practice. Education — B.A. University of Michigan, 1960; J.D. Harvard Law School, 1963.

Thomas A. Ortwein, Jr. founded Highbrace Partners in 2003. From 1997 to 2003 he was Managing Director and Head of Capital Markets for CIBC World Markets, where he was active in firm governance, and served on numerous boards and committees including the Management Committee, Corporate and Leveraged Finance Executive Board and the World Markets Executive Board; he also was Chairman of the Commitment and Due Diligence committees. Mr. Ortwein started the Capital Markets Group at Oppenheimer & Co., Inc. in 1991, which he managed until the Firm was acquired by CIBC in 1997. From 1984 to 1991 he managed various business units at Oppenheimer. Prior to that, he held various positions at Lehman Brothers and Merrill Lynch. Mr. Ortwein is currently an active member of the Greenwich Roundtable, a not-for-profit research and educational organization for alternative investing and best practices in the hedge fund industry. He also serves as President of the Board of Directors of the Greenwich Boys and Girls Club. Mr. Ortwein’s extensive familiarity with the financial industry, and the investment management process in particular, provide the board of directors with valuable insight. Education — B.A., Economics, Moravian College, 1977.

Executive Officers Who Are Not Directors

William E. Vastardis is our Chief Financial Officer, Treasurer and Secretary. Mr. Vastardis is a founder and President of Vastardis Fund Services LLC, which serves as Full Circle Capital’s sub-administrator. Founded in 2003, Vastardis Fund Services provides full-service fund administration services to hedge fund, private equity and business development company clients. Prior to founding Vastardis Fund Services, Mr. Vastardis managed a third-party fund administration firm, AMT Capital Services Inc., which was acquired by Investors Bank & Trust Company in 1998. Mr. Vastardis continued in the role of managing director at the renamed Investors Capital Services until he departed in 2003 to found Vastardis Fund Services. Mr. Vastardis served as Chief Financial Officer of Prospect Capital Corporation, a business development company, from May 2005 to November 2008. He also served as Prospect Capital’s Chief Compliance Officer from January 2005 until September 2008. Education — B.S., Business Administration, Villanova University, 1990.

Salvatore Faia is our Chief Compliance Officer. Since 2004, Mr. Faia has served as the President of Vigilant Compliance Services, a full service compliance firm serving mutual funds and the investment industry. In connection with his role as President of Vigilant Compliance Services, he currently serves as chief compliance officer for a number of mutual funds and investment advisers. From 2002 to 2004, Mr. Faia served as senior legal counsel for PFPC Worldwide, and from 1997 to 2001, he was a partner with Pepper Hamilton LLP. Mr. Faia has extensive experience with mutual funds, hedge funds, investment advisers, broker dealers and the investment management industry. In addition to being an experienced 1940 Act and Advisers’ Act attorney, he is a Certified Public Accountant, and holds various FINRA Securities Licenses. Mr. Faia is a member of the Investment Company Institute’s Chief Compliance Officer Committee. Education — B.S., Accounting and Finance, La Salle University, 1984; J.D. University of Pennsylvania, 1988.

Board Leadership Structure

Our Board of Directors monitors and performs an oversight role with respect to the business and affairs of Full Circle Capital, including with respect to investment practices and performance, compliance with regulatory requirements and the services, expenses and performance of service providers to Full Circle Capital. Among other things, our Board of Directors approves the appointment of our investment adviser and officers, reviews and monitors the services and activities performed by our investment adviser and executive officers and approves the engagement, and reviews the performance of, our independent public accounting firm.

Under Full Circle Capital’s bylaws, our Board of Directors may designate a chairman to preside over the meetings of the Board of Directors and meetings of the stockholders and to perform such other duties as may be assigned to him by the board. We do not have a fixed policy as to whether the chairman of the board should be an independent director and believe that we should maintain the flexibility to select the chairman and reorganize the leadership structure, from time to time, based on the criteria that is in the best interests of Full Circle Capital and its stockholders at such times.

Presently, Mr. Stuart serves as the chairman of our Board of Directors. Mr. Stuart is an “interested person” of Full Circle Capital as defined in Section 2(a)(19) of the 1940 Act because he is on the investment committee of our investment adviser and is the manager and managing member of our investment adviser and administrator, respectively. We believe that Mr. Stuart’s history with the Legacy Funds, familiarity with Full Circle Capital’s investment platform, and extensive knowledge of the financial services industry and the investment valuation process in particular qualify him to serve as the chairman of our Board of Directors. We believe that Full Circle Capital is best served through this existing leadership structure, as Mr. Stuart’s relationship with Full Circle Capital’s investment adviser provides an effective bridge and encourages an open dialogue between management and the Board of Directors, ensuring that both groups act with a common purpose.

Our Board of Directors does not currently have a designated lead independent director. We are aware of the potential conflicts that may arise when a non-independent director is chairman of the board, but believe these potential conflicts are offset by our strong corporate governance policies. Our corporate governance policies include regular meetings of the independent directors in executive session without the presence of interested directors and management, the establishment of audit and nominating and corporate governance committees comprised solely of independent directors and the appointment of a Chief Compliance Officer, with whom the independent directors meet regularly without the presence of interested directors and other members of management, for administering our compliance policies and procedures.

We recognize that different board leadership structures are appropriate for companies in different situations. We intend to re-examine our corporate governance policies on an ongoing basis to ensure that they continue to meet Full Circle Capital’s needs.

Board’s Role In Risk Oversight

Our Board of Directors performs its risk oversight function primarily through (1) its two standing committees, which report to the entire Board of Directors and are comprised solely of independent directors, and (2) active monitoring of our Chief Compliance Officer and our compliance policies and procedures.

As described below in more detail under “Committees of the Board of Directors,” the audit committee and the nominating and corporate governance committee assist the Board of Directors in fulfilling its risk oversight responsibilities. The audit committee’s risk oversight responsibilities include overseeing Full Circle Capital’s accounting and financial reporting processes, Full Circle Capital’s systems of internal controls regarding finance and accounting, Full Circle Capital’s valuation process, and audits of Full Circle Capital’s financial statements. The nominating and corporate governance committee’s risk oversight responsibilities include selecting, researching and nominating directors for election by our stockholders, developing and recommending to the board a set of corporate governance principles and overseeing the evaluation of the board and our management.

Our Board of Directors also performs its risk oversight responsibilities with the assistance of the Chief Compliance Officer. The Board of Directors will annually review a written report from the Chief Compliance Officer discussing the adequacy and effectiveness of the compliance policies and procedures of Full Circle Capital and its service providers. The Chief Compliance Officer’s annual report will address, at a minimum, (a) the operation of the compliance policies and procedures of Full Circle Capital and its service providers since the last report; (b) any material changes to such policies and procedures since the last report; (c) any recommendations for material changes to such policies and procedures as a result of the Chief Compliance Officer’s annual review; and (d) any compliance matter that has occurred since the date of the last report about which the Board of Directors would reasonably need to know to oversee our compliance activities and risks. In addition, the Chief Compliance Officer will meet separately in executive session with the independent directors at least once each year.

We believe that our board’s role in risk oversight is effective, and appropriate given the extensive regulation to which we are already subject as a business development company. As a business development company, we are required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, our ability to incur indebtedness is limited such that our asset coverage must equal at least 200% immediately after each time we incur indebtedness, we generally have to invest at least 70% of our gross assets in “qualifying assets” and we are not generally permitted to invest in any portfolio company in which one of our affiliates currently has an investment.

We recognize that different board roles in risk oversight are appropriate for companies in different situations. We intend to re-examine the manners in which the board administers its oversight function on an ongoing basis to ensure that they continue to meet Full Circle Capital’s needs.

Committees of the Board of Directors

An audit committee and a nominating and corporate governance committee have been established by our Board of Directors. All directors are expected to attend at least 75% of the aggregate number of meetings of the Board of Directors and of the respective committees on which they serve. We require each director to make a diligent effort to attend all board and committee meetings as well as each annual meeting of our stockholders.

Audit Committee

The audit committee operates pursuant to a charter approved by our Board of Directors, which sets forth the responsibilities of the audit committee. The audit committee’s responsibilities include establishing guidelines and making recommendations to our Board of Directors regarding the valuation of our loans and investments, selecting the independent registered public accounting firm for Full Circle Capital, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of Full Circle Capital’s financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing Full Circle Capital’s annual financial statements and periodic filings and receiving Full Circle Capital’s audit reports and financial statements. The audit committee is currently composed of Messrs. Biderman, Cohen and Ortwein, all of whom are considered independent under the rules of the NASDAQ Capital Market and are not “interested persons” of Full Circle Capital as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. Biderman serves as chairman of the audit committee. Our Board of Directors has determined that Mr. Biderman is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. Mr. Biderman meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee operates pursuant to a charter approved by our Board of Directors. The members of the nominating and corporate governance committee are Messrs. Biderman, Cohen and Ortwein, all of whom are considered independent under the rules of the NASDAQ Capital Market and are not “interested persons” of Full Circle Capital as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. Cohen serves as chairman of the nominating and corporate governance committee. The nominating and corporate governance committee is responsible for selecting, researching and nominating directors for election by our stockholders, selecting nominees to fill vacancies on the Board of Directors or a committee thereof, developing and recommending to the Board of Directors a set of corporate governance principles and overseeing the evaluation of the Board of Directors and our management. The nominating and corporate governance committee currently does not consider nominees recommended by our stockholders.
The nominating and corporate governance committee seeks candidates who possess the background, skills and expertise to make a significant contribution to the Board of Directors, Full Circle Capital and its stockholders. In considering possible candidates for election as a director, the nominating committee takes into account, in addition to such other factors as it deems relevant, the desirability of selecting directors who:

•	are of high character and integrity;

•	are accomplished in their respective fields, with superior credentials and recognition;

•	have relevant expertise and experience upon which to be able to offer advice and guidance to management;

•	have sufficient time available to devote to the affairs of Full Circle Capital;

•	are able to work with the other members of the Board of Directors and contribute to the success of Full Circle Capital;

•	can represent the long-term interests of Full Circle Capital’s stockholders as a whole; and

•	are selected such that the Board of Directors represents a range of backgrounds and experience.

The nominating and corporate governance committee has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, the nominating and corporate governance committee considers and discusses diversity, among other factors, with a view toward the needs of the Board of Directors as a whole. The nominating and corporate governance committee generally conceptualizes diversity expansively to include, without limitation, concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to the board of directors, when identifying and recommending director nominees. The nominating and corporate governance committee believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the nominating and corporate governance committee’s goal of creating a Board of Directors that best serves the needs of Full Circle Capital and the interests of its shareholders.

Compensation Committee

We do not have a compensation committee because our executive officers do not receive any direct compensation from us.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own 10% or more of our voting stock, to file reports of ownership and changes in ownership of our equity securities with the SEC. Directors, executive officers and 10% or more holders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. As we did not price our initial public offering until August 31, 2010, no such forms were required to be filed during the year ended June 30, 2010.

Code of Ethics

We and Full Circle Advisors have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain transactions by our personnel. Our codes of ethics generally do not permit investments by our employees in securities that may be purchased or held by us. You may read and copy these codes of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, each code of ethics is available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the codes of ethics, after paying a duplicating fee, by electronic request at the following Email address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

The Company has also adopted a code of ethics which applies to, among others, its senior officers, including its Chief Executive Officer and its Chief Financial Officer, as well as every officer, director and employee of the Company. The Company’s code can be accessed via its website at http://www.fccapital.com. The Company intends to disclose amendments to or waivers from a required provision of the code on Form 8-K.

Item 11.   Executive Compensation

Compensation of Directors

As we priced our initial public offering on August 31, 2010, our directors received no compensation for the year ended June 30, 2010.

Our independent directors receive an annual fee of $20,000. They also receive $2,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting in person and $1,000 for each telephonic meeting, and also receive $500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the audit committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $2,500 for their additional services, if any, in these capacities. No compensation is expected to be paid to directors who are “interested persons” of Full Circle Capital, as such term is defined in Section 2(a)(19) of the 1940 Act.

Compensation of Executive Officers

None of our officers receives direct compensation from Full Circle Capital. However, Mr. Stuart, through his financial interest in Full Circle Advisors, will be entitled to a portion of any investment advisory fees paid by Full Circle Capital to Full Circle Advisors under the Investment Advisory Agreement. Mr. Vastardis, our Chief Financial Officer, Treasurer and Secretary, through Vastardis Fund Services LLC, and Mr. Faia, our Chief Compliance Officer, through Vigilant Compliance Services, will be paid by Full Circle Service Company, subject to reimbursement by us of our allocable portion of such compensation for services rendered by such persons to Full Circle Capital under the Administration Agreement. To the extent that Full Circle Service Company outsources any of its functions we will reimburse Full Circle Service Company for the fees associated with such functions without profit or benefit to Full Circle Service Company. The Investment Advisory Agreement will be reapproved within two years of its effective date, and thereafter on an annual basis, by our Board of Directors, including a majority of our directors who are not parties to such agreement or who are not “interested persons” of any such party, as such term is defined in Section 2(a)(19) of the 1940 Act. See “Business – Investment Advisory Agreement.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 27, 2010, information with respect to the beneficial ownership of our common stock by:

•	each of our directors and executive officers;

•	all of our directors and executive officers as a group; and

•	each person known to us to beneficially own 5% or more of the outstanding shares of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Percentage of beneficial ownership is based on 6,191,515 shares of common stock outstanding as of September 27, 2010, assuming the inclusion of 403,662 shares issued pursuant to the Subsequent Payment Obligation, unless otherwise noted. Ownership information for those persons who beneficially own 5% or more of our shares of common stock is based upon Schedule 13G filings by such persons with the SEC and other information obtained from such persons, if available.

Unless otherwise indicated, to our knowledge, each stockholder listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder, and has the same address as the Company. Our address is 800 Westchester Ave., Suite S-620, Rye Brook, New York 10573

As of June 30, 2010 and before August 31, 2010 Full Circle Capital Corporation had 100 shares of common stock outstanding and one stockholder of record, Full Circle Advisors, LLC.

Name and Address of Beneficial Owner	Number of Shares Owned Beneficially(1)	Percentage of Class(2)
Interested Director
John E. Stuart(3)	28,544	*
Independent Directors
Mark C. Biderman	5,000	*
Edward H. Cohen	0	-
Thomas A. Ortwein, Jr. (4)	349,594	5.65%
Executive Officers
William E. Vastardis	0	-
Salvatore Faia	0	-
Executive officers and directors as a group	383,138	6.19%

Absolute Return Partners LLP (5)	377,921	6.10%
Aris Multi-Strategy Offshore Fund Ltd. (6)	373,674	6.04%
Highbrace Partners, LP(4)	349,594	5.65%
Eden Rock Unleveraged Finance Master Limited(7)	330,939	5.35%
triple-i capital AG(8)	327,110	5.28%

*	Represents less than 1%
(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.
(2)
Based on a total of 6,191,515 shares of the Company’s common stock issued and outstanding on September 27, 2010, assuming the inclusion of 403,662 shares issued pursuant to the Subsequent Payment Obligation.

(3)
Includes 8,446 held by John E. Stuart GST Trust and 6,047 shares held by Mary E. Stuart 2001 Grantor Trust, by virtue of Mr. Stuart’s positions as trustee thereof, as well as 100 shares held by Full Circle Advisors, LLC and 197 shares held by Full Circle Investments, LLC, by virtue of Mr. Stuart’s management positions thereof.

(4)
Mr. Ortwein may be deemed to beneficially own the shares held by Highbrace Partners, LP by virtue of his position as the managing member of its general partner. The address of Highbrace Partners, LP is 26 Byfield Lane, Suite 102, Greenwich, CT 06830.

(5)	The address of Absolute Return Partners LLP is 18-20 North Quay, Douglas, Isle of Man, IM1 4LE.
(6)	The address of Aris Multi-Strategy Offshore Fund Ltd. is P.O. Box 1984, Grand Cayman, Cayman Islands, KY1-1104.
(7)	The address of Eden Rock Unleveraged Finance Master Limited is 18-20 North Quay, Douglas, Isle of Man, IM1 4LE.
(8)	The address of triple-i capital AG is Baslerstrasse 100, CH4601, Olten, Switzerland.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of September 27, 2010. We are not part of a “family of investment companies,” as that term is defined in the 1940 Act.

Name of Director	Dollar Range of Equity Securities Beneficially Owned(1)(2)
Interested Director
John E. Stuart	Over $100,000

Independent Directors
Mark C. Biderman	$10,001 - $50,000
Edward H. Cohen	None
Thomas A. Ortwein, Jr.	Over $100,000
_________________________________
(1)	The dollar ranges are: None, $1-$10,000, $10,001-$50,000, $50,001-$100,000, or Over $100,000.
(2)
The dollar range of equity securities beneficially owned in us is based on the closing price for our common stock of $8.56 on September 27, 2010 on the NASDAQ Capital Market. Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Securities Exchange Act of 1934.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

We have entered into the Investment Advisory Agreement with Full Circle Advisors. Mr. Stuart, our Chief Executive Officer and President, is the manager of, and has financial and controlling interests in, Full Circle Advisors.

In addition, Full Circle Advisors’ investment team presently manages Full Circle Funding, LP, a specialty lender serving smaller and lower middle-market companies that has originated approximately $216 million in loans and investments in 42 distinct borrowers since its inception in 2005. Full Circle Advisors and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. Full Circle Advisors and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, Full Circle Advisors or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with Full Circle Advisors’ allocation procedures.

We have entered into a license agreement with Full Circle Advisors, pursuant to which Full Circle Advisors has agreed to grant us a non-exclusive, royalty-free license to use the name “Full Circle.”

We have entered into the Administration Agreement with Full Circle Service Company. Pursuant to the terms of the Administration Agreement, Full Circle Service Company provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. Mr. Stuart, our Chief Executive Officer and President, is the managing member of, and has financial and controlling interests in, Full Circle Service Company.

Our Chief Financial Officer, Treasurer and Secretary, William E. Vastardis, is the President of Vastardis Fund Services LLC. Full Circle Service Company has engaged Vastardis Fund Services to provide certain administrative services to us and our investment adviser, Full Circle Advisors, including the service of Mr. Vastardis as our Chief Financial Officer, Treasurer and Secretary. In exchange for providing such services, Full Circle Service Company pays Vastardis Fund Services an asset-based fee with a $200,000 annual minimum. This asset-based fee varies depending upon our gross assets as follows:

Gross Assets	Fee
first $150 million of gross assets	20 basis points (0.20%)
next $150 million of gross assets	15 basis points (0.15%)
next $200 million of gross assets	10 basis points (0.10%)
in excess of $500 million of gross assets	5 basis points (0.05%)

Full Circle Advisors is responsible for paying the allocable portion of the sub-administration fees charged by Vastardis Fund Services for administrative services provided to both Full Circle Capital and Full Circle Advisors reflecting the proportionate share of such administrative services that it receives.

In addition, we reimburse Full Circle Service Company for the fees charged by Vastardis Fund Services for the service of Mr. Vastardis as our Chief Financial Officer, Treasurer and Secretary at an annual rate of $250,000. Vastardis Fund Services has agreed to cap its first year fees at $200,000 for administrative services to us and Full Circle Advisors, and at $100,000 for the service of Mr. Vastardis as our Chief Financial Officer, Treasurer and Secretary.

In connection with our acquisition of the Legacy Portfolio, we issued an aggregate of 3,787,753 shares of our common stock and approximately $3.4 million of Distribution Notes to the Legacy Investors. In addition, the Asset Purchase Agreement provides for a subsequent payment to certain Legacy Investors 30 days after the pricing of our initial public offering, or earlier if the over-allotment option granted to the underwriters is exercised in full. If the over-allotment option is exercised in full, these Legacy Investors will be entitled to receive, collectively, 103,662 shares plus a cash amount equal to the aggregate purchase price paid by the underwriters to acquire the number of shares underlying the over-allotment option that corresponds to the number of shares offered by such Legacy Investors (i.e., the public offering price less underwriting discounts and commissions) less offering-related expenses. This cash amount is estimated to be approximately $2.47 million, representing gross proceeds to Legacy Investors of approximately $2.70 million less underwriting discounts and commissions and offering-related expenses of approximately $0.23 million. If the over-allotment option is not exercised and expires, these Legacy Investors will receive 403,662 additional shares of our common stock. If the over-allotment option is partially exercised, these Legacy Investors will receive a proportionate distribution of both cash and stock, depending upon the amount of the shares underlying the over-allotment option that were actually acquired by the underwriters. For information on the ownership of our shares, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The Lotus Fund is an affiliate of First Capital, our lender under the New Credit Facility. The Legacy Funds completed the Lotus Transaction immediately prior to the consummation of the Full Circle Portfolio Acquisition, resulting in (a) the redemption of $9 million of their collective partnership interests in the Lotus Fund in exchange for the purchase of loan participations in three investments, BLSCO Newco, Inc., Exist, Inc., and Miken Sales, Inc., and (b) rescheduling the full redemption of the remaining $6 million in Lotus Fund partnership interests to July 31, 2014.

We have also adopted a Code of Ethics which applies to, among others, our senior officers, including our Chief Executive Officer and Chief Financial Officer, as well as all of our officers, directors and employees. Our Code of Ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Pursuant to our Code of Ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our Chief Compliance Officer. Our Audit Committee is charged with approving any waivers under our Code of Ethics. As required by the NASDAQ corporate governance listing standards, the Audit Committee of our Board of Directors is also required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).

Director Independence

Our board of directors has determined that Messrs. Biderman, Cohen, and Ortwein are “independent directors” as such term is defined in Rule 10A-3 of the Exchange Act and the rules of the NASDAQ Capital Market.

Item 14.   Principal Accounting Fees and Services

The Audit Committee and the independent directors of the Board of Directors have selected Rothstein, Kass & Company, P.C. to serve as the independent registered public accounting firm for the Company for the fiscal year ending June 30, 2010.

Rothstein, Kass & Company, P.C. has advised us that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its affiliates.

Fiscal Year Ended June 30, 2010
Audit Fees	$20,000
Audit-Related Fees	—
Tax Fees	$2,500
All Other Fees	—
Total Fees:	$22,500

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Rothstein, Kass & Company, P.C. in connection with statutory and regulatory filings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance.

All Other Fees. All other fees would include fees for products and services other than the services reported above.

Policy on Board Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by Rothstein, Kass & Company, P.C., the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement**
3.2	Bylaws*
4.1	Form of Common Stock Certificate*
4.2	Form of Note Agreement for Senior Unsecured Notes*
4.3	Form of Senior Unsecured Note*
10.1	Form of Dividend Reinvestment Plan*
10.2	Form of Second Amended and Restated Loan and Security Agreement by and between the Registrant and FCC, LLC d/b/a First Capital**
10.3	Investment Advisory Agreement by and between Registrant and Full Circle Advisors, LLC*
10.4	Administration Agreement by and between Registrant and Full Circle Service Company, LLC*
10.5	Form of Indemnification Agreement by and between Registrant and each of its directors*
10.6	Trademark License Agreement by and between Registrant and Full Circle Advisors, LLC*
10.7	Form of Purchase and Sale Agreement by and between Registrant, Full Circle Partners, LP, Full Circle Fund, Ltd., Full Circle Offshore, LLC, and FCC, LLC d/b/a First Capital**
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Previously filed in connection with Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-166302) filed on August 5, 2010.
**	Previously filed in connection with Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File No. 333-166302) filed on August 26, 2010.

c. Financial statement schedules

No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL CIRCLE CAPITAL CORPORATION

Date: September 28, 2010	/s/ John E. Stuart
John E. Stuart, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: September 28, 2010	/s/ John E. Stuart
John E. Stuart, Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: September 28, 2010	/s/ William E. Vastardis
William E. Vastardis, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Date: September 28, 2010	/s/ Mark C. Biderman
Mark C. Biderman, Director

Date: September 28, 2010	/s/ Edward H. Cohen
Edward H. Cohen, Director

Date: September 28, 2010	/s/ Thomas A. Ortwein, Jr.
Thomas A. Ortwein, Jr., Director