Form 10-Q
period 2010-09-30
Full Circle Capital Corp
filed 2010-11-10
CIK 1490013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-00809

FULL CIRCLE CAPITAL CORPORATION
(Exact name of registrant as specified in its charter)

MARYLAND	27-2411476
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Westchester Ave., Suite S-620
Rye Brook, NY 10573
(Address of principal executive office)

(914) 220-6300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of November 8, 2010 was 6,191,515.

FULL CIRCLE CAPITAL CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		4

Item 1.	Financial Statements (Unaudited)	4

	Consolidated Statements of Assets and Liabilities as of September 30, 2010 and June 30, 2010	4

	Consolidated Statement of Operations for the three months ended September 30, 2010	5

	Consolidated Statement of Changes in Net Assets for the three months ended September 30, 2010	6

	Consolidated Statement of Cash Flows for the three months ended September 30, 2010	7

	Consolidated Schedule of Investments as of September 30, 2010	8

	Notes to Consolidated Financial Statements as of September 30, 2010	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

	Forward-Looking Statements	25

	Overview	25

	Critical Accounting Policies	26

	Current Market Conditions and Market Opportunity	29

	Portfolio Composition and Investment Activity	30

	Results of Operations	32

	Liquidity and Capital Resources	33

	Recent Developments	37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION		38

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3.	Defaults Upon Senior Securities	53

Item 4.	Reserved	53

Item 5.	Other Information	53

Item 6.	Exhibits	53

SIGNATURES		55

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

		September 30,	June 30,
		2010 (Unaudited)	2010 (Audited)
Assets
Affiliated Investments at Fair Value (Cost of $12,662,570
and $ -)	(NOTE 2, 10)	$12,456,958	$-
Investments at Fair Value (Cost of $83,741,649 and $ -)	(NOTE 2, 10)	83,841,407	-
Cash		272,804	1,455
Deposit with Broker		4,000,000	-
Interest Receivable	(NOTE 2)	862,787	-
Dividends Receivable	(NOTE 2)	57,500	-
Due from Affiliates		79,327	-
Prepaid Expenses		155,116	-
Other Assets		27,510	-
Deferred Offering Expenses		-	425,463

Total Assets		101,753,409	426,918

Liabilities
Current Liabilities
Accounts Payable	(NOTE 5)	318,240	-
Accrued Liabilities		28,151	-
Due to Broker		24,999,413	-
Dividends Payable		470,555	-
Interest Payable		109,096	-
Other Current Liabilities		372,000	-
Accrued Offering Expenses		525,064	425,463
Accrued Organizational Expenses		48,236	12,500

Total Current Liabilities		26,870,755	437,963

Long Term Liabilities
Line of Credit	(NOTE 8)	13,522,538	-
Distribution Notes	(NOTE 8)	3,404,583	-

Total Long Term Liabilities		16,927,121	-

Total Liabilities		43,797,876	437,963

Net Assets		$57,955,533	$(11,045)
Components of Net Assets
Common Stock, par value $0.01 per share
(100,000,000 authorized; 6,191,515 and 100 issued
and outstanding, respectively)		$61,915	$1
Paid-in capital in excess of par		58,169,726	1,499
Overdistributed Net Investment Income		(176,317)	-
Accumulated Net Realized Gains (Losses)		6,063	-
Accumulated Net Unrealized Gains (Losses)		(105,854)	-
Deficit accumulated during development stage		-	(12,545)
Net Assets		$57,955,533	$(11,045)
Net Asset Value Per Share		$9.36	$(110.45)

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

		Three months ended
		September 30, 2010
Investment Income
Interest Income		$711,430
Interest Income from affiliate		90,774
Dividend Income from affiliate		57,500
Other Income	(NOTE 3)	7,878

Total Investment Income		867,582

Operating Expenses
Management Fee	(NOTE 5)	106,984
Incentive Fee	(NOTE 5)	112,686
Total Advisory Fees		219,670

Allocation of Overhead Expenses	(NOTE 5)	30,090
Interest Expense	(NOTE 8)	113,531
Directors Fees		29,107
Administration Fees	(NOTE 5)	34,371
Professional Services Expense		39,148
Bank Fees		5,010
Other		40,499
Organizational Expenses	(NOTE 2)	143,983

Total Gross Operating Expenses		655,409

Management Fee Waiver and Expense Reimbursement		(94,610)

Total Net Operating Expenses		560,799

Net Investment Income (Loss)		306,783
Change in Unrealized Gain (Loss)		(105,854)
Realized Gain (Loss)		6,063

Net Increase (Decrease) in Net Assets Resulting from Operations		$206,992

Earnings (loss) per common share	(NOTE 4)	$0.10
Weighted average shares of common stock outstanding		2,086,338

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (Unaudited)

Three months ended
September 30, 2010
Increase (Decrease) in Net Assets from Operations:
Net Investment Income (Loss)	$306,783
Change in Unrealized Gain (Loss)	(105,854)
Realized Gain (Loss)	6,063

Net Increase (Decrease) in Net Assets Resulting from Operations	206,992

Dividends to Shareholders	(470,555)

Capital Share Transactions:
Net proceeds from shares issued	58,230,141
Total Increase (Decrease) in Net Assets	57,966,578
Net Assets at Beginning of Period	(11,045)

Net Assets at End of Period	$57,955,533

Capital Share Activity:
Shares issued	6,191,415
Shares Outstanding at Beginning of Period	100

Shares Outstanding at End of Period	6,191,515

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Three months ended
		September 30, 2010
Cash Flows from Operations:
Net Increase (Decrease) in Net Assets Resulting from Operating Activities		$206,992
Adjustments to reconcile Net Increase (Decrease) in Net Assets Resulting from
Operations to Net Cash used in Operating Activities
Purchases of Investments		(25,420,178)
Proceeds from Sale or Refinancing of Investments		1,394,161
Realized (Gain) Loss		(6,063)
Change in Unrealized (Gain) Loss		105,854
Amortization of Discount		(93,936)
Change in Operating Assets and Liabilities
Deposit with Broker		(4,000,000)
Interest Receivable		(191,525)
Dividends Receivable		86,250
Due from Affiliates		(79,327)
Prepaid Expenses		(155,116)
Other Assets		55,134
Accounts Payable		318,240
Accrued Liabilities		28,151
Due to Broker		24,999,413
Interest Payable		109,096
Other Current Liabilities		86,342
Accrued Offering Expenses		154,011
Accrued Organizational Expenses		(23,048)

Net Cash used in Operating Activities		(2,425,549)

Cash Flows from Financing Activities:
Borrowings under credit facility		5,746,067
Payments under credit facility		(19,699,169)
Net proceeds from shares issued		16,650,000

Net Cash Provided by Financing Activities		2,696,898

Total Increase in Cash		271,349
Cash Balance at Beginning of Period		1,455
Cash Balance at End of Period		$272,804

Supplemental Disclosure of Non-Cash Financing Activity:
Deferred Offering Expenses		$-
Assets Purchased for Shares	(NOTE 6)	$73,322,129
Debt Issued to Purchase Shares	(NOTE 6)	$(30,880,815)
Dividends Declared, not yet Paid		$470,555

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest		$4,435

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2010

Description[1,2]	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value

Attention Transit Advertising Systems, LLC	Outdoor
Senior Secured Loan, 14.50%, 11/1/2012	Advertising Services	$2,311,833	$2,238,459	$2,241,322	3.87%

Blackstrap Broadcasting, LLC	Radio
Senior Secured Loan, 5.25%, 9/25/2011	Broadcasting	$3,000,000	2,687,663	2,743,200	4.73%
Subordinated Secured Loan, 16.00%, 9/25/2012		$3,500,000	3,469,356	3,500,000	6.04%
Totals			6,157,019	6,243,200	10.77%

Bloomingdale Partners, LP	Consumer
Senior Secured Loan, 9.10%, 11/1/2012	Financing	$1,500,581	1,435,579	1,427,803	2.46%

BLSCO Newco, Inc.	Oilfield Services
Senior Secured Loan, 11.50%, 8/31/2011		$2,467,627	2,467,627	2,467,627	4.26%

Equisearch Acquisition, Inc.	Asset Recovery
Senior Secured Loan, 12.00%, 1/31/11	Services	$2,332,864	2,332,864	2,296,705	3.97%
Warrants for 5.99 shares (at a $0.01 strike price),
expire 01/15/14		6	146,345	46,470	0.08%
Warrants for 6.32 shares (at a $19,372 strike price),
expire 01/15/14		6	78,655	-	0.00%
Totals			2,557,864	2,343,175	4.05%

Exist, Inc.	Apparel
Senior Secured Loan, 11.50%, 12/31/2010		$4,056,916	4,056,916	4,056,916	7.00%

First Capital Lotus Asset-Based Loan Fund I, LP3	Nondepository
Private Investment Company	Credit Institutions		6,000,000	6,000,000	10.35%

Georgia Outdoor Advertising, LLC	Outdoor
Senior Secured Loan, 14.00%, 7/1/2012	Advertising Services	$1,315,610	1,252,448	1,279,299	2.21%
Senior Secured Loan, 14.50%, 7/1/2012		$565,070	542,524	553,769	0.96%
Totals			1,794,972	1,833,068	3.17%

Icon Groupe, LLC	Outdoor
Senior Secured Loan, 10.50%, 7/1/2012	Advertising Services	$3,832,974	3,616,579	3,699,778	6.39%
Subordinated Secured Loan*, 14.50%, 7/1/2012		$802,743	733,143	776,614	1.34%
Totals			4,349,722	4,476,392	7.73%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) (Continued)
September 30, 2010

Description[1,2]	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value

Iron City Brewing, LLC	Beverages
Senior Secured Loan, 16.50%, 8/31/2011		$1,500,000	$1,500,000	$1,500,000	2.59%
Warrants for 148 Membership Units
(at a $0.01 strike price)[4], expire 08/10/13		148	-	-	0.00%
Totals			1,500,000	1,500,000	2.59%

MDU Communications (USA) Inc	CableTV
Senior Secured Loan - Tranche A, 11.85%, 6/30/2011	Broadband Services	$5,000,000	5,000,000	5,000,000	8.63%
Senior Secured Loan - Tranche C, 9.75%, 6/30/2011		$250,000	250,000	250,000	0.43%
Senior Secured Loan - Tranche D, 8.75%, 6/30/2011		$1,480,000	1,480,000	1,480,000	2.55%
Warrants for 375,000 shares (at a $0.60 strike price),
expire 6/30/13		375,000	298	415	0.00%
Warrants for 304,762 shares (at a $0.82 strike price),
expire 9/11/11		304,762	-	-	0.00%
Totals			6,730,298	6,730,415	11.61%

Miken Sales, Inc.	Apparel
Senior Secured Loan, 11.50%, 10/31/2010		$1,439,283	1,439,283	1,439,283	2.48%

The Selling Source, LLC	Information and
Senior Secured Loan, 12.00%, 12/21/2012	Data Services	$7,017,380	7,017,380	7,017,380	12.11%

VaultLogix, LLC	Information
Senior Secured Loan, 12.00%, 9/4/2011	Retrieval Services	$5,000,000	4,783,936	4,892,500	8.44%
Warrants for 1.518% Ownership,
(at a $307.855 strike price), expire 9/4/2013		3,439	56,147	95,064	0.16%
Totals			4,840,083	4,987,564	8.60%

Verifier Capital LLC/Verifier Capital Limited[5]	Security Systems
Senior Secured Loan, 12.00%, 6/25/2011	Services	$1,500,000	1,500,000	1,456,907	2.51%

West World Media, LLC[6,7]	Information and
Senior Secured Loan*, 15.00%, 12/31/2011	Data Services	$6,620,276	6,232,070	6,189,958	10.68%
Limited Liability Company Interests			430,500	267,000	0.46%
Totals			6,662,570	6,456,958	11.14%

Ygnition Networks, Inc.	CableTV
Senior Secured Loan - Tranche A, 12.25%, 7/6/2011	Broadband Services	$3,750,000	3,711,191	3,699,375	6.38%
Senior Secured Loan - Tranche B, 11.75%, 7/6/2011		$2,500,000	2,463,942	2,456,250	4.24%
Senior Secured Loan - Tranche C, 11.75%, 7/6/2011		$2,500,000	2,463,942	2,456,250	4.24%
Senior Secured Loan - Tranche D, 11.25%, 7/6/2011		$2,052,561	2,017,959	2,009,457	3.47%
Totals			10,657,034	10,621,332	18.33%

United States Treasury
United States Treasury Bill** - 0.07%, 10/14/2010		$25,000,000	24,999,413	24,999,023	43.13%

Total Investments			$96,404,219	$96,298,365	166.16%

The following table shows the fair value of our portfolio of investments by industry, as of September 30, 2010, excluding United States Treasury Bills of approximately $25.0 million.

	September 30, 2010
	Investment at
	Fair Value (dollars in millions)	Percentage of Net Assets
Cable TV/Broadband Services	$17.3	29.9%
Information and Data Services	13.5	23.3
Outdoor Advertising Services	8.6	14.8
Radio Broadcasting	6.2	10.8
Nondepository Credit Institutions	6.0	10.3
Apparel	5.5	9.4
Information Retrieval Services	5.0	8.6
Oilfield Services	2.5	4.3
Asset Recovery Services	2.3	4.0
Beverages	1.5	2.6
Security System Services	1.5	2.5
Consumer Financing	1.4	2.5
Total	$71.3	123.0%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) (Continued)
September 30, 2010

1         Our investments are acquired in private transactions exempt from registration under the Securities Act of 1933, therefore are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act of 1933.

2         A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to LIBOR or the U.S. prime rate, and which is reset daily, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2010.

3         The Company may redeem its interest in First Capital Lotus Asset-Based Loan Fund I, LP on July 31, 2014.

4         Full Circle Capital Corporation’s warrants in Iron City Brewing, LLC are partially held through its wholly-owned subsidiary Full Circle ICB, Inc.

5         Joint borrowers under the loan facility, one entity domiciled in UK while other is domiciled in United States.

6         Full Circle Capital Corporation’s investments in West World Media, LLC are partially held through its wholly-owned subsidiary Full Circle West, Inc.

7         Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the Investment Company Act of 1940, which are not “Control Investments.”  The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company.

*	Investment contains a partial PIK feature.

**	Interest rate shown reflects yield to maturity at time of purchase.

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2010

Note 1. Organization

References herein to “we”, “us” or “our” refer to Full Circle Capital Corporation and Subsidiaries (“Full Circle Capital” or “Company”) unless the context specifically requires otherwise.

We were formed as Full Circle Capital, a Maryland corporation. We were organized on April 16, 2010 and were funded in an initial public offering, or IPO, completed on August 31, 2010.  We are a non-diversified, closed-end investment company that has filed an election to be treated as a Business Development Company, or BDC, under the Investment Company Act of 1940 (the “1940 Act”).  As a BDC, we expect to qualify and elect to be treated as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code.  We invest primarily in senior secured term debt issued by smaller and lower middle-market companies.  Our investment objective is to generate both current income and capital appreciation through debt and equity investments.

Note 2. Significant Accounting Policies

Use of Estimates and Basis of Presentation

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

These financial statements have been prepared in accordance with GAAP, applicable to interim financial information and the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended.  The financial results of our portfolio investments are not consolidated in the financial statements.

In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of the financial statements for the period; are included herein.  The current period’s results of operations will not necessarily be indicative of results that we may ultimately achieve for the fiscal year ending June 30, 2011.

Investment Classification

We are a non-diversified company within the meaning of the 1940 Act. We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual possesses or has the right to acquire within 60 days or less, a beneficial ownership of 25% or more of the voting securities of an investee company. Affiliated investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through the possession outright or via the right to acquire within 60 days or less, beneficial ownership of 5% or more of the outstanding voting securities of another company or person.

Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Investments in other, non-security financial instruments, such as a limited partnership or private company, are recorded on the basis of subscription date or redemption date, as applicable. Amounts for investments recognized or derecognized but not yet settled are reported as receivables for investments sold and payables for investments purchased, respectively, in the Consolidated Statements of Assets and Liabilities.

Basis of Consolidation

Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
September 30, 2010

financial statements include our accounts and the accounts of Full Circle West, Inc. and Full Circle ICB, Inc., our only wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Valuation of Investments

In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, Full Circle Capital’s Board of Directors (the “Board”) uses various valuation approaches. In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Board. Unobservable inputs reflect the Board’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The fair value hierarchy is categorized into three levels based on the inputs as follows:

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

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the Board in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls, is determined based on the lowest level input that is significant to the fair value measurement.

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

Valuation Techniques

Senior and Subordinated Secured Loans

Our portfolio consists primarily of private debt instruments (“Level 3 debt”). The Company considers its Level 3 debt to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, the Board considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
September 30, 2010

Level 3 debt instrument is not performing, as defined above, the Board will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.

This evaluation will be updated no less than quarterly for Level 3 debt instruments that are not performing, and more frequently for time periods where there are significant changes in the investor base or significant changes in the perceived value of the underlying collateral. The collateral value will be analyzed on an ongoing basis using internal metrics, appraisals, third party valuation agents and other data as may be acquired and analyzed by management and the Board.

Investment in Private Company

The Board determines the fair value of its investments in private companies by incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable transactions, and performance multiples, among other factors, including third party valuation agents. This nonpublic investment is included in Level 3 of the fair value hierarchy.

Investment in Private Investment Company

As permitted under GAAP, investments in private investment companies are valued, as a practical expedient, utilizing the net asset valuation provided by the underlying private investment companies, without adjustment, when the net asset valuation of the investment is calculated in a manner consistent with GAAP for investment companies. If it is probable that the Company will sell the investment at an amount different from the net asset valuation or in other situations where the practical expedient is not available, the Board considers other factors in addition to the net asset valuation, such as features of the investment, including subscription and redemption rights, expected discounted cash flows, transactions in the secondary market, bids received from potential buyers, and overall market conditions in its determination of fair value. Investment in private investment company is included in Level 3 of the fair value hierarchy. In determining the level, the Board considers the length of time until the investment is redeemable, including notice and lock-up periods or any other restrictions on the disposition of the investment. The Board also considers the nature of the portfolio of the underlying private investment company and its ability to liquidate its underlying investments.

Warrants

The Board will ascribe value to warrants based on fair value analyses that can include discounted cash flow analyses, option pricing models, comparable analyses and other techniques as deemed appropriate.

Revenue Recognition

Realized gains or losses on the sale of investments are calculated using the specific identification method.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with senior and subordinated secured loans are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a senior or subordinated secured loan, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income.

Dividend income is recorded on the ex-dividend date.

Structuring fees, excess deal deposits, prepayment fees and similar fees are recognized as income as earned, usually when paid. Other fee income, including annual fees and monitoring fees are included in Other Income.  Income from such sources was $7,878 for the three months ended September 30, 2010.  Fee income consists principally of administrative fees and unused line fees.

Federal and State Income Taxes

We expect to elect to be treated as a regulated investment company and intend to continue to comply with the requirements of the Internal Revenue Code of 1986 (the “Code”), applicable to regulated investment companies. We will be required to distribute at

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
September 30, 2010

least 90% of our investment company taxable income and intend to distribute (or retain through a deemed distribution) all of our investment company taxable income and net capital gain to stockholders; therefore, we have made no provision for income taxes. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.

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

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, to be paid as a dividend is approved by our Board each quarter and is generally based upon our management’s estimate of our earnings for the quarter.  Net realized capital gains, if any, are distributed at least annually.

Guarantees and Indemnification Agreements

We follow Topic 460, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  Topic 460 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, for those guarantees that are covered by Topic 460, the fair value of the obligation undertaken in issuing certain guarantees. Topic 460 did not have a material effect on the financial statements. Refer to Note 5 and Note 8 for further discussion of guarantees and indemnification agreements.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented. Basic and diluted earnings (loss) per share are the same since there are no potentially dilutive securities outstanding.

Organizational Expenses and Offering Costs

A portion of the net proceeds of the Company’s initial public offering was used for organizational and offering expenses of approximately $156,483 and $861,173, respectively.  Organizational expenses were expensed as incurred.  The Company incurred $143,983 of organizational expenses for the period ended September 30, 2010, with an additional $12,500 being incurred during prior periods.  Offering costs were charged against paid-in capital in excess of par.  All organizational and offering costs were borne by the Company.

Note 3. Concentration of Credit Risk and Liquidity Risk

In the normal course of business, the Company maintains its cash balances in financial institutions, which at times may exceed federally insured limits.  The Company is subject to credit risk to the extent any financial institution with which it conducts business is unable to fulfill contractual obligations on its behalf.  Management monitors the financial condition of such financial institutions and does not anticipate any losses from these counterparties.

The Company utilizes one financial institution to provide financing, which is essential to its business. There are a number of other financial institutions available that could provide the Company with financing. Management believes that other financial institutions would be able to provide similar financing with comparable terms. However, a change in financial institutions could cause a delay in service provisioning or result in potential lost opportunities, which could adversely affect operating results.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
September 30, 2010

Note 4. Earnings (Loss) per Common Share

The following information sets forth the computation of basic and diluted income (loss) per common share for the three months ended September 30, 2010.

Three months ended September 30, 2010

Per Share Data(1):
Net Increase (Decrease) in Net Assets Resulting from Operations	$206,992

Average weighted shares outstanding for period	2,086,338

Basic and diluted earnings (loss) per common share	$0.10

(1)	Per share data based on weighted average shares outstanding.

Note 5. Related Party Agreements and Transactions

Investment Advisory Agreement

On July 8, 2010, we entered into an investment advisory agreement (the “Investment Advisory Agreement”) with Full Circle Advisors, LLC (the “Adviser”) under which the Adviser, subject to the overall supervision of our Board, manages the day-to-day operations of, and provides investment advisory services to, us. Under the terms of the Investment Advisory Agreement, our Adviser: (i) determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes, (ii) identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and (iii) closes and monitors investments we make.

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Adviser receives a fee from us, consisting of two components.

The base management fee is calculated at an annual rate of 1.75% of our gross assets, as adjusted. For services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears.  The base management fee is calculated based on the average value of our gross assets, as adjusted, at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter will be appropriately pro-rated. In addition, our investment adviser has agreed to waive any portion of the base management fee that exceeds 1.50% of Full Circle Capital’s gross assets, as adjusted, until August 31, 2011.

The total base management fee earned by the Adviser for the three months ended September 30, 2010 was $106,984. After adjusting for the waiver of $15,283, the total base management fee payable to the Adviser at September 30, 2010 was $91,701 and is included in the Consolidated Statement of Assets and Liabilities in Accounts Payable.

The incentive fee has two parts. The first part of the incentive fee (the “Income incentive fee”) is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
September 30, 2010

quarter (including the base management fee, expenses payable under the Administration Agreement to Full Circle Service Company (the “Administrator”), and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include organizational costs or any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 1.75% per quarter (7.00% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee. We pay the Adviser an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which our pre-incentive fee net investment income does not exceed the hurdle of 1.75%;

•
100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle but is less than 2.1875% in any calendar quarter (8.75% annualized). We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle but is less than 2.1875%) as the ”catch-up.” The“catch-up” is meant to provide our investment adviser with 20% of our pre-incentive fee net investment income as if a hurdle did not apply if this net investment income exceeds 2.1875% in any calendar quarter; and

•
20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized) is payable to the Adviser (once the hurdle is reached and the catch-up is achieved, 20% of all pre-incentive fee investment income thereafter is allocated to the Adviser).

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

The income incentive fee of $112,686 was earned by the Adviser for the three months ended September 30, 2010 and is included in the Consolidated Statement of Assets and Liabilities in Accounts Payable. No capital gains incentive fee was earned for three months ended September 30, 2010.

The Adviser has agreed to reimburse the Company for any operating expenses, excluding interest expenses, investment advisory and management fees, and organizational and offering expenses, in excess of 2% of our net assets for the first twelve months following the completion of the initial public offering, which occurred on August 31, 2010.  This agreement is in effect through August 31, 2011, and equates to an accrual offset against the Advisor’s management fee of $79,327 for the quarter ended September 30, 2010.

Administration Agreement

On July 8, 2010, we also entered into an Administration Agreement with the Administrator under which the Administrator, among other things, furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders. In addition, the Administrator assists us in determining and publishing our net asset value,

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
September 30, 2010

oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of Full Circle Service Company’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the compensation of our chief financial officer and our allocable portion of the compensation of any administrative support staff employed by the Administrator, directly or indirectly. Under the Administration Agreement, the Administrator will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

The Administrator, and Vastardis Fund Services LLC (“Vastardis” or the “Sub-Administrator”), will also provide administrative services to the Adviser. As a result, the Adviser will also reimburse the Administrator and/or the Sub-Administrator for its allocable portion of the Administrator’s and/or Sub-Administrator’s overhead, including rent, the fees and expenses associated with performing compliance functions for Full Circle Advisors, and its allocable portion of the compensation of any administrative support staff. To the extent the Adviser or any of its affiliates manage other investment vehicles in the future, no portion of any administrative services provided by the Administrator to such other investment vehicles will be charged to us.

The Administration Agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Administrator and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from Full Circle Capital for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Administrator’s services under the Administration Agreement or otherwise as administrator for Full Circle Capital.

Sub-Administration Agreement

Our Chief Financial Officer, William E. Vastardis, is the President of Vastardis. The Administrator has engaged Vastardis to provide certain administrative services to us and our Adviser, including the service of Mr. Vastardis as our Chief Financial Officer, Treasurer and Secretary. In exchange for providing such services, the Administrator will pay Vastardis an asset-based fee with a $200,000 annual minimum as adjusted for any reimbursement of expenses. This asset-based fee will vary depending upon our gross assets, as adjusted, as follows:

Gross Assets Fee
first $150 million of gross assets	20 basis points (0.20%)
next $150 million of gross assets	15 basis points (0.15%)
next $200 million of gross assets	10 basis points (0.10%)
in excess of $500 million of gross assets	5 basis points (0.05%)

In addition to the above fees, certain administrative services previously provided by the Administration will now be performed by Vastardis for the Administrator for an annual fee of $112,457 per annum, paid quarterly in advance.

The Adviser will be responsible for paying the allocable portion of the administrative fees charged by Vastardis for administrative services provided to both Full Circle Capital and the Adviser reflecting the proportionate share of such administrative services that it receives. In addition, we will reimburse the Administrator for the fees charged for the service of Mr. Vastardis as our Chief Financial Officer, Treasurer and Secretary at an annual rate of $250,000. Vastardis has agreed to cap its first year fees at $200,000, plus any reimbursement of expenses, for administrative services to us and the Adviser, and at $100,000 for the service of Mr. Vastardis as our Chief Financial Officer, Treasurer and Secretary.

For the three months ended September 30, 2010 the Company incurred $64,461 of expenses under the Administration Agreement, $34,371 of which was earned by the Sub-Administrator.  The remaining $30,090 was recorded as an Allocation of Overhead Expenses to the Administrator.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
September 30, 2010

The Administrator and Adviser did not begin charging fees to the Company until August 31, 2010, the date of the initial public offering and commencement of operations of the Company.

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of September 30, 2010, none of the portfolio companies had accepted our offer for such services.

Note 6. Equity Offerings and Related Expenses

During the three months ended September 30, 2010, we issued 6,191,415 shares of our common stock through an initial public offering and a private placement. Offering expenses were charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.  The proceeds raised, the related underwriting fees, the offering expenses, and the price at which common stock was issued since inception are detailed in the following table:

Issuances of Common Stock	Number of Shares Issued		Gross Proceeds Raised	Underwriting Fees	Offering Expenses	Offering Price
April 16, 2010	100		$1,500	-	-	$15.00 per/share
August 31, 2010	4,191,415	(1)	$42,441,314	-	-	$10.13 per/share(2)
August 31, 2010	2,000,000		$18,000,000	$1,350,000	$861,173	$9.00 per/share

(1)         Includes 403,662 shares that were issued on September 30, 2010 upon the expiration of the overallotment option granted to the underwriters in connection with our initial public offering. Such shares were demed to be outstanding at August 31, 2010.

(2)         Based on weighted average price assigned to shares.

On April 16, 2010, we issued 100 shares of common stock to Full Circle Advisors, LLC for $1,500 in connection with the organization of the Company. The issuance of such shares of our common stock was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. We did not engage in any other sales of unregistered securities during the period ended June 30, 2010.

On August 31, 2010, we acquired a portfolio of investments (the “Legacy Portfolio”) from Full Circle Partners, LP and Full Circle Fund Ltd. (the “Legacy Funds”), which are managed by an affiliate of our investment adviser. The investments included in the Legacy Portfolio have a collective fair value of approximately $72.3 million as of June 30, 2010, as determined by our Board of Directors. In connection with our acquisition of the Legacy Portfolio, we issued an aggregate of 4,191,415 shares of our common stock and approximately $3.4 million of Distribution Notes (defined below) to certain investors in the Legacy Funds. The issuance of such shares of our common stock and Distribution Notes was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

In addition, we assumed approximately $27.5 million of outstanding debt from the Legacy Funds’ credit facilities with FCC, LLC d/b/a First Capital (“First Capital”) in connection with the acquisition of the Legacy Portfolio and our entry into a new secured revolving credit facility with First Capital (the “Credit Facility”) (Note 8).

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
September 30, 2010

The following schedule summarizes the assets and liabilities acquired on August 31, 2010 as part of the acquisition of the Legacy Portfolio, which are included in the Consolidated Statement of Cash Flows as follows:

Legacy Portfolio	$72,280,294
Interest Purchased	671,262
Dividends Purchased	143,750
Other Assets	82,644
Other Liabilities	(285,658)
Offering Costs Pre-Paid by Legacy Funds	371,053
Organizational Costs Pre-Paid by Legacy Funds	58,784
Assets Purchased for Shares	$73,322,129

Distribution Notes	$3,404,583
Line of Credit	27,476,232
Debt Issued to Purchase Shares	$30,880,815

On August 31, our registration statement on Form N-2 was declared effective (SEC File No. 333-166302), and we priced our initial public offering of 2,000,000 shares of our common stock at the offering price of $9.00 per share. The initial public offering closed on September 7, 2010, resulting in the sale of all 2,000,000 shares and net proceeds to Full Circle Capital of approximately $15.8 million, of which the entire amount was used to reduce outstanding borrowings under the Credit Facility (Note 8). Ladenburg Thalmann & Co. Inc. acted as the managing underwriter.

 FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
September 30, 2010

7. Financial Highlights

For the period from August 31, 2010 (commencement of operations) to September 30, 2010

Per Share Data(1):
Net asset value at beginning of period	$9.40
Net investment income	0.06
Net change unrealized gain (loss)	(0.02)
Realized gain (loss)	0.00
Dividends declared	(0.08)
Net asset value at end of period	$9.36

Per share market value at end of period	$8.61
Total return based on market value(2)	(3.49)%
Total return based on net asset value(2)	0.38%
Shares outstanding at end of period	6,191,515
Average weighted shares outstanding for period	6,191,515

Ratio / Supplemental Data:
Net assets at end of period	$57,955,533
Average net assets	$58,093,587
Annualized ratio of gross operating expenses to average net assets(3)	10.11%
Annualized ratio of net operating expenses to average net assets(3)	8.19%
Annualized ratio of net investment income to average net assets(3)	9.39%

(1)	Financial highlights are based on average weighted shares outstanding.
(2)
Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on market value is based on the change in market price per share assuming an investment at the initial public offering price of $9.00 per share. The total returns are not annualized.

(3)
Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment income (loss) to average net assets are adjusted accordingly.  Non-recurring expenses were not annualized.  For the period from August 31, 2010 to September 30, 2010 the Company incurred $67,237 of Organizational Expenses, which were deemed to be non-recurring.

Note 8. Long Term Liabilities

Line of Credit

On August 31, 2010, the Company entered into a secured revolving credit facility (the “Credit Facility”) with First Capital. The facility size is $35 million and will expire in January 2012. Under the agreement, base rate borrowings bear interest at LIBOR (0.25625% at September 30, 2010) plus 5.50%. The Credit Facility is secured by all of the assets of the Company. Under the Credit Facility, the Company is required to satisfy several financial covenants, including maintaining a minimum level of stockholders’ equity, a maximum level of leverage and minimum asset coverage and interest coverage ratios. In addition, the Company is required to comply with other general covenants, including with respect to indebtedness, liens, restricted payments and mergers and consolidations.  At September 30, 2010, the Company had a balance of $13,522,538 on the Credit Facility.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
September 30, 2010

Distribution Notes

On August 31, 2010, the Company entered into multiple senior unsecured notes (the “Distribution Notes”).  Distribution Notes consist of $3,404,583 in senior unsecured notes, which bear interest at a rate of 8% per annum, payable quarterly in cash, and will mature in February 2014. The Distribution Notes are callable by the Company at any time, in whole or in part, at a price of 100% of their principal amount, plus accrued and unpaid interest. The Distribution Notes subject Full Circle Capital to customary covenants, including, among other things, a restriction on incurring any debt on a junior lien basis, or any debt that is contractually subordinated in right of payment to any other debt unless it is also subordinated to the Distribution Notes on substantially identical terms. The agreement under which the Distribution Notes were issued contains customary events of default.

Note 9. Fair Value Measurements

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with Topic 820.  See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of September 30, 2010:

	Level 1	Level 2	Level 3	Total
Assets

Senior and Subordinated Loans, at fair value	$-	$-	$64,890,393	$64,890,393

US Treasury Securities, at fair value	24,999,023	-	-	24,999,023

Investment in private investment company, at fair value	-	-	6,000,000	6,000,000

Investment in private company, at fair value	-	-	267,000	267,000

Investments in securities, at fair value	-	-	141,949	141,949
	$24,999,023	$-	$71,299,342	$96,298,365

The following table presents additional information about Level 3 assets measured at fair value. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category.  As a result, the unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
September 30, 2010

Changes in Level 3 assets measured at fair value for the three months ended September 30, 2010 are as follows:

	LEVEL 3
					Change in
					Unrealized
					Gains (Losses)
	Beginning	Realized &	Purchases	Ending	for Investments
	Balance	Unrealized	Sales	Balance	still held at
	July 1,	Gains	and	September 30,	September 30,
	2010	(Losses)	Settlements	2010	2010
Assets

Senior and Subordinated Loans, at fair value	$-	$203,595	$64,692,861	$64,890,393	$197,532

Investments in private company, at fair value	-	(163,500)	430,500	267,000	(163,500)

Investments in private investment company, at fair value	-	-	6,000,000	6,000,000	-

Investments in securities, at fair value	-	(139,496)	281,445	141,949	(139,496)
	$-	$(99,401)	$71,404,806	$71,299,342	$(105,464)

Realized and unrealized gains and losses are included in realized gain (loss) and change in unrealized gain (loss) in the consolidated statements of operations.  The change in unrealized gains (losses) for Level 3 investments still held at September 30, 2010 of ($105,464) is included in change in unrealized gain (loss) in the statement of operations.

Note 10. Derivative Contracts

In the normal course of business, the Company may utilize derivative contracts in connection with its investment activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: equity price risks.  In addition to the primary underlying risk, additional counterparty risk exists due to the potential inability of counterparties to meet the terms of their contracts.

Warrants

The warrants provide exposure and potential gains upon equity appreciation of the investment company’s share price.

The value of a warrant has two components: time value and intrinsic value.  A warrant has a limited life and expires on a certain date.  As time to the expiration date of a warrant approaches, the time value of a warrant will decline.  In addition, if the stock underlying the warrant declines in price, the intrinsic value of an “in the money” warrant will decline.  Further, if the price of the stock underlying the warrant does not exceed the strike price of the warrant on the expiration date, the warrant will expire worthless.  As a result, there is the potential for the entire value of an investment in a warrant to be lost.

Counterparty risk exists from the potential failure of an issuer of warrants to settle its exercised warrants.  The maximum risk of loss from counterparty risk is the fair value of the contracts and the purchase price of the warrants.  The Company’s Board of Directors considers the effects of counterparty risk when determining the fair value of its investments in warrants.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
September 30, 2010

Volume of Derivative Activities

At September 30, 2010, the notional amounts and number of warrants, categorized by primary underlying risk, are as follows:

	Long Exposure

	Notional	Number of
	Amounts	Warrants
Primary Underlying Risk
Equity Price
Warrants (a)	$755,998	683,361

(a)	Notional amounts presented for warrants are based on the fair value of the underlying shares as if the warrants were exercised at September 30, 2010.

Note 11. Recently Issued Accounting Standards

On January 21, 2010, the FASB issued an ASU, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, which provides guidance on how investment assets and liabilities are to be valued and disclosed. Specifically, the amendment requires reporting entities to disclose i) the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements, for Level 2 or Level 3 positions, ii) transfers between all levels (including Level 1 and Level 2) will be required to be disclosed on a gross basis (i.e. transfers out must be disclosed separately from transfers in) as well as the reason(s) for the transfers and iii) purchases, sales, issuances and settlements must be shown on a gross basis in the Level 3 rollforward rather than as one net number. The effective date of the ASU is for interim and annual periods beginning after December 15, 2009, however, the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis will be effective for interim and annual periods beginning after December 15, 2010. At this time Management is evaluating the implications of the amendment to ASC 820 and the impact to the future Consolidated Financial Statements of Full Circle Capital.

ASC 860, ‘‘Transfers and Servicing,’’ removes the concept of a qualifying special-purpose entity (‘‘QSPE’’) and removes the exception from applying to variable interest entities that are QSPEs. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009.  At this time Management believes that ASC 860 has no impact on the Consolidated Financial Statements of Full Circle Capital.

Note 12. Subsequent Events

Dividend

On November 5, 2010, our Board declared a quarterly dividend of $0.225 per share for holders of record at December 31, 2010. This quarterly dividend of $0.225 per share is payable on January 14, 2011.

Recent Portfolio Activity

On October 4, 2010, the Company invested an additional $118,000 in Icon Groupe, LLC in accordance with the loan agreement between the Company and Icon Groupe, LLC.

On October 7, 2010, the Company invested an additional $200,000 in Iron City Brewing, LLC in accordance with the loan agreement between the Company and Iron City Brewing, LLC.

On October 31, 2010 Miken Sales, Inc. automatically renewed its $10,000,000 revolving credit facility through October 31, 2011.  At September 30, 2010, the Company owned $1,439,283 of this facility.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
September 30, 2010

On November 1, 2010, Georgia Outdoor Advertising, LLC prepaid $1,510,000 of its loan balance in connection with the sale of a portion of its assets.  The aggregate amount received by the Company, including fees and expense reimbursement, was $1,550,000.

Note 13. Selected Quarterly Financial Data (Unaudited)

	Total Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)
September 30, 2010	$867,582	$0.42	$306,783	$0.15	$(99,791)	$(0.05)	$206,992	$0.10

(1)	Per share amounts are calculated using weighted average shares during period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information contained in this section should be read in conjunction with our financial statements and related notes and schedules thereto appearing elsewhere in this quarterly report on Form 10-Q, as well as the sections entitled “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes and schedules thereto included in our Annual Report on Form 10-K for the period ended June 30, 2010.

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Full Circle Capital Corporation, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

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

•	the risks, uncertainties and other factors we identify in “Risk Factors” and elsewhere in this quarterly report on Form 10-Q and in our filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” and elsewhere in this quarterly report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q.

Except as otherwise specified, references to “Full Circle Capital,” “the Company,” “we,” “us” and “our” refer to Full Circle Capital Corporation.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this quarterly report on Form 10-Q.

Overview

We are a newly formed, externally managed non-diversified closed-end management investment company that has elected to be treated as a business development company under the 1940. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We are managed by Full Circle Advisors, LLC (“Full Circle Advisors”). Full Circle Service Company, LLC (“Full Circle Service Company”) provides the administrative services necessary for us to operate.

On August 31, 2010, we priced our initial public offering of 2,000,000 shares of our common stock at the offering price of $9.00 per share. Our shares are currently listed on the NASDAQ Capital Market under the symbol “FULL.”

Immediately prior to the pricing of our initial public offering, we acquired a portfolio of investments (the “Legacy Portfolio”) from the Legacy Funds (as defined below), which are managed by an affiliate of our investment adviser. The investments included in the Legacy Portfolio had a collective fair value of approximately $72.3 million as of June 30, 2010, as determined by our Board of Directors. In connection with our acquisition of the Legacy Portfolio, we issued 3,787,753 shares of our common stock and approximately $3.4 million of senior unsecured notes (the “Distribution Notes”) to investors in the Legacy Funds (the “Legacy Investors”), pursuant to a Purchase and Sale Agreement (the “Asset Purchase Agreement”). On September 30, 2010, upon expiration of the overallotment option granted to the underwriters in connection with our initial public offering, we issued an additional 403,662 shares of our common stock to certain Legacy Investors pursuant to the Asset Purchase Agreement. We also incurred approximately $27.5 million of debt upon entry into a new secured revolving credit facility (the “New Credit Facility”) with FCC, LLC d/b/a First Capital (“First Capital”) in connection with the assumption of outstanding amounts under the Legacy Funds’ credit facility (the “Legacy Credit Facilities”). We refer to these transactions, collectively, as the “Full Circle Portfolio Acquisition.”

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies.

Basis of Consolidation

Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our financial statements include our accounts and the accounts of Full Circle West, Inc. and Full Circle ICB, Inc., our only wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the Board of Directors in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls, is determined based on the lowest level input that is significant to the fair value measurement.

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

Valuation Techniques

Senior and Subordinated Secured Loans

Our portfolio consists primarily of private debt instruments (“Level 3 debt”). The Company considers its Level 3 debt to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, the Company’s Board of Directors considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as defined above, the Company’s Board of Directors will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.

This evaluation will be updated no less than quarterly for Level 3 debt instruments that are not performing, and more frequently for time periods where there are significant changes in the investor base or significant changes in the perceived value of the underlying collateral. The collateral value will be analyzed on an ongoing basis using internal metrics, appraisals, third party valuation agents and other data as may be acquired and analyzed by Management and the Company’s Board of Directors.

Investment in Private Company

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

Investment in Private Investment Company

As permitted under GAAP, investments in private investment companies are valued, as a practical expedient, utilizing the net asset valuation provided by the underlying private investment companies, without adjustment, when the net asset valuation of the investment is calculated in a manner consistent with GAAP for investment companies. If it is probable that the Company will sell the investment at an amount different from the net asset valuation or in other situations where the practical expedient is not available, the Company’s Board of Directors considers other factors in addition to the net asset valuation, such as features of the investment, including subscription and redemption rights, expected discounted cash flows, transactions in the secondary market, bids received from potential buyers, and overall market conditions in its determination of fair value. Investment in private investment company is included in Level 3 of the fair value hierarchy. In determining the level, the Company’s Board of Directors considers the length of time until the investment is redeemable, including notice and lock-up periods or any other restrictions on the disposition of the investment. The Company’s Board of Directors also considers the nature of the portfolio of the underlying private investment company and its ability to liquidate its underlying investments.

Warrants

The Company’s Board of Directors will ascribe value to warrants based on fair value analyses that can include discounted cash flow analyses, option pricing models, comparable analyses and other techniques as deemed appropriate.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC 820-10-35 at September 30, 2010 were as follows:

	Quoted Prices	Significant
	in Active	Other	Significant	Balance
	Markets for	Observable	Unobservable	as of
	Identical Assets	Inputs	Inputs	September 30,
	(Level 1)	(Level 2)	(Level 3)	2010

Assets

Senior and Subordinated Loans, at fair value	$-	$-	$64,890,393	$64,890,393
US Treasury Securities, at fair value	24,999,023	-	-	$24,999,023
Investment in private investment company, at fair value	-	-	6,000,000	6,000,000
Investment in private company, at fair value	-	-	267,000	267,000
Investments in securities, at fair value	-	-	141,949	141,949
	$24,999,023	$-	$71,299,342	$96,298,365

Revenue Recognition

Realized gains or losses on the sale of investments are calculated using the specific identification method.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with senior and subordinated secured loans are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a senior or subordinated secured loan, any prepayment penalties and unamortized loan origination, closing and commitment fees are recorded as interest income.

Dividend income is recorded on the ex-dividend date.

Structuring fees, excess deal deposits, prepayment fees and similar fees are recognized as income as earned, usually when paid. Other fee income, including annual fees and monitoring fees are included in Other Income.

Use of Estimates

The preparation of the financial statements of Full Circle Capital in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts disclosed in the financial statements of Full Circle Capital. Actual results could differ from those estimates.

Current Market Conditions and Market Opportunity

 We believe that the current credit environment provides favorable opportunities to achieve attractive risk-adjusted returns on the types of asset-based senior secured loans we target. In particular, we believe that, despite an overall fall off in loan demand due to the depressed economic conditions, demand for financing from smaller to lower middle-market companies is largely outpacing the availability of lenders that have traditionally served this market. We believe that bank consolidations, the failure of a number of alternative lending vehicles due to poor underwriting practices and an overall tightening of underwriting standards has significantly reduced the number and activity level of potential lenders.

We believe there has long been a combination of demand for capital and an underserved market for capital addressing smaller and lower middle-market borrowers. We believe there is robust demand for continued growth capital as well as demand from very significant refinancing requirements of many borrowers as debt facilities come due, given the lack of willing and qualified capital providers.  We believe these market conditions have been further exacerbated in the current environment due to:

o	larger lenders exiting this market to focus on larger investment opportunities which are more appropriate for their operating cost structures;

o	the elimination of many specialized lenders from the market due to lack of capital as a result of, for instance, the closing off of the securitization market or their own poor performance, and

o	the need for certain capital providers to reduce lending activities due to their reduced access to capital and the overall deleveraging of the financial market.

With the decreased availability of debt capital for smaller to lower middle-market borrowers, combined with the significant demand for refinancing, we believe there should be increased lending opportunities for us. As always, we remain cautious in selecting new investment opportunities, and will only deploy capital in deals which are consistent with our disciplined philosophy of pursuing superior risk-adjusted returns.

Portfolio Composition and Investment Activity

Our portfolio of investments consists primarily of senior secured loans and, to a lesser extent, mezzanine loans and equity securities issued by smaller and lower middle-market companies.  Our investment objective is to generate both current income and capital appreciation through debt and equity investments.

The primary investment activity in the quarter ended September 30, 2010 was the purchase of the Legacy Portfolio on August 31, 2010 which coincided with the commencement of operations on that date. The investments included in the Legacy Portfolio had a collective fair value of approximately $72.3 million as of June 30, 2010, as determined by our Board of Directors. Accordingly, the results for the quarter ended September 30, 2010 relating to portfolio activity primarily cover one month of operations commencing on August 31, 2010.  During this period, there were no new investment activities in debt investments other than borrowers drawing on revolving loan facilities in a net amount of $420,765 and from amortization of principal under loan facilities and repayments under revolving loan facilities in a net amount of $1,388,098, including $943,084 of principal repayment by Exist, Inc. under its revolving loan facility

The following is a summary of our investment activity:

Time Period	Acquisitions(1) (dollars in millions)	Dispositions(2) (dollars in millions)		Weighted Average Interest Rate of Portfolio at End of Period
Legacy Portfolio Acquisition at August 31, 2010	$72.3	$	N/A	12.10%

August 31, 2010 through September 30, 2010	0.4		1.4	12.16%

Since inception	$72.7		$1.4	N/A

(1)	Includes new deals, additional fundings, refinancings and PIK interest
(2)	Includes scheduled principal payments, prepayments and repayments

During the three months ended September 30, 2010, we recorded net unrealized depreciation of $105,854. This consisted of $197,142 of net unrealized appreciation on debt investments and $302,996 of net unrealized depreciation on equity investments.

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2010, excluding United States Treasury Bills of approximately $25.0 million, and the fair value of our portfolio of investments by asset class as of June 30, 2010, assuming the Full Circle Portfolio Acquisition took place on such date:

	September 30, 2010		June 30, 2010 (pro forma)
	Investment at		Investments at
	Fair Value (dollars in millions)	Percentage of Total Portfolio	Fair Value (dollars in millions)	Percentage of Total Portfolio
Senior Secured Loans	$60.6	85.0%	$52.1	72.1%
Private Investment Company	6.0	8.4	15.0	20.8
Subordinated Secured Loans	4.3	6.0	4.2	5.8
Warrants	0.3	0.4	0.5	0.7
Limited Liability Company Interests	0.1	0.2	0.4	0.6
Total	$71.3	100.0%	$72.3	100.0%

At September 30, 2010 the sixteen borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 51% (i.e., each $51 of loan value outstanding is secured by $100 of collateral value).

At June 30, 2010 the sixteen borrowers whose debt investments are included in the pro forma table above averaged a loan to value ratio of approximately 51% (i.e., each $51 of loan value outstanding is secured by $100 of collateral value).

The following table shows the fair value of our portfolio of investments by industry, as of September 30, 2010, excluding United States Treasury Bills of approximately $25.0 million, and the fair value of our portfolio of investments by industry as of June 30, 2010, assuming the Full Circle Portfolio Acquisition took place on such date:

	September 30, 2010		June 30, 2010 (pro forma)
	Investment at		Investments at
	Fair Value (dollars in millions)	Percentage of Total Portfolio	Fair Value (dollars in millions)	Percentage of Total Portfolio
Cable TV/Broadband Services	$17.3	24.3%	$17.0	23.5%
Information and Data Services	13.5	18.9	13.7	19.0
Outdoor Advertising Services	8.6	12.0	8.4	11.6
Radio Broadcasting	6.2	8.8	6.1	8.5
Nondepository Credit Institutions	6.0	8.4	15.0	20.8
Apparel	5.5	7.7	0.0	0.0
Information Retrieval Services	5.0	7.0	5.1	7.0
Oilfield Services	2.5	3.5	0.0	0.0
Asset Recovery Services	2.3	3.3	2.4	3.3
Beverages	1.5	2.1	1.5	2.1
Security System Services	1.5	2.0	1.5	2.1
Consumer Financing	1.4	2.0	1.5	2.1
Total	$71.3	100.0%	$72.3	100.0%

Portfolio Grading

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of September 30, 2010, our portfolio had a weighted average grade of 3.06, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded.  This was an improvement of 0.15 from the weighted average grade of 3.21 at June 30, 2010, which was based upon the fair value of the debt investments in the portfolio, assuming the Full Circle Portfolio Acquisition took place on such date:

At September 30, 2010, our debt investment portfolio was graded as follows:

	September 30, 2010
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
		(dollars in millions)
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$-	0.00%

2	The portfolio company is performing above expectations and the risk profile is generally favorable.	7,017,380	10.81%

3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	41,117,858	61.83%

4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable	17,755,155	27.36%

5	The investment is performing well below expectations and is not anticipated to be repaid in full.	-	0.00%

		$64,890,393	100.0%

We expect that a portion of our investments will be in grades 4 or 5 from time to time, and, as such, we will be required to work with portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 4 or 5 may fluctuate from period to period.

Results of Operations

Set forth below is a discussion of our results of operations for the three months ended September 30, 2010.

Full Circle Capital was formed on April 16, 2010 and commenced operations on August 31, 2010, so there is no comparable period to compare results of operations for the three months ended September 30, 2010.

Total Investment Income

           Total investment income includes interest and dividend income on our investments and other income, which is comprised entirely of fee income for the three months ended September 30, 2010. Fee income consists principally of administrative fees and unused line fees.

           Total investment income for the three months ended September 30, 2010 was $867,582. This amount consisted of $802,204 of interest income from portfolio investments (which included $26,251 of PIK interest), $57,500 of dividend income and $7,878 of fee income.

           As the company commenced operations on August 31, 2010, the total investment income for the three months ended September 30, 2010 represents approximately one month of operations.

Expenses

           Expenses for the three months ended September 30, 2010 were $655,409.  Net Expenses (offset by the waived portion of the base management fee and the accrual for waiver of operating expenses) for the three months ended September 30, 2010 were $560,799.

           As the company commenced operations on August 31, 2010, the expenses for the three months ended September 30, 2010 represent approximately one month of operations, except for organizational expenses of $143,983, which were incurred over the three months ended September 30, 2010, and operating expenses of $18,465, which were incurred in the months of July and August.

Net Investment Income (Loss)

As the company commenced operations on August 31, 2010, the net investment income of $306,783 for the three months ended September 30, 2010 represents approximately one month of operations, except for organizational expenses of $143,983, which were incurred over the three months ended September 30, 2010, and operating expenses of $18,465, which were incurred in the months of July and August.  Organizational Expenses are not expected to reoccur.  Net Investment Income Per Share was $0.06 for the time period from August 31, 2010 to September 30, 2010.

Realized Gain (Loss)

          Net realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. During the three months ended September 30, 2010, we recorded a realized gain in the amount of $6,063 in connection with the repayment of a portion of our interests in Attention Transit Advertising Systems, LLC, Bloomingdale Partners, LP, Icon Groupe, LLC and Ygnition Networks, Inc.  All of these transactions occurred subsequent to the commencement of operations on August 31, 2010.  Net Realized Gain (Loss) Per Share was $0.00 for the time period from August 31, 2010 to September 30, 2010.

Change in Unrealized Gain (Loss)

          Net unrealized appreciation or depreciation on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.  Net Unrealized Gain (Loss) Per Share was ($0.02) for the time period from August 31, 2010 to September 30, 2010.

          During the three months ended September 30, 2010, we recorded net unrealized depreciation of $105,854. This consisted of $197,142 of net unrealized appreciation on debt investments and $302,996 of net unrealized depreciation on equity investments recognized between the commencement of operations on August 31, 2010 and September 30, 2010.

Liquidity and Capital Resources

At September 30, 2010, we had 17 distinct portfolio investments including investments in debt securities of 16 companies, totaling approximately $64.9 million, and equity investments in 6 companies, totaling approximately $6.4 million. The debt investment amount includes approximately $0.03 million in accrued payment-in-kind (“PIK”) interest, which is added to the carrying value of our investments.

Cash used in operating activities for the three months ended September 30, 2010, consisting primarily of the items described in "Results of Operations," was approximately $2.4 million, reflecting the income resulting from operations, offset by non-cash income related to PIK interest and OID income, changes in working capital and accrued interest receivable. Net cash generated by purchases and sales of investments was approximately $1.0 million, reflecting net additional investments in existing securities, offset by principal repayments.  Such amounts are not inclusive of our purchase of United States Treasury Bills on September 30, 2010.

Our initial public offering closed on September 7, 2010, resulting in the sale of 2,000,000 shares of our common stock at $9.00 per share, and net proceeds to Full Circle Capital of approximately $15.8 million, of which the entire amount was used to reduce outstanding borrowings under the New Credit Facility.

Immediately prior to the Full Circle Portfolio Acquisition, Full Circle Capital entered into the New Credit Facility, a secured revolving credit facility with First Capital. The facility size is $35 million and will expire in January 2012. Under the agreement, base rate borrowings bear interest at LIBOR plus 5.50%. As of September 30, 2010, we had $13.5 million outstanding under the New Credit Facility.

As of September 30, 2010, we had Distribution Notes outstanding of approximately $3.4 million. These senior unsecured notes bear interest at a rate of 8% per annum, are payable quarterly in cash, and mature on February 28, 2014.

Contractual Obligations
	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
New Credit Facility (1)	$13.5	$—	$13.5	$—	$—

Distribution Notes	3.4	—	—	3.4	—

Total	$16.9	$—	$13.5	$3.4	$—
_____________________________________
(1) At September 30, 2010, $21.5 million remained unused under the New Credit Facility.

In addition, we have certain obligations with respect to the investment advisory and administration services we receive. See “Overview”. We incurred approximately $219,670 for investment advisory services and $64,461 for administrative services for the three months ended September 30, 2010.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Borrowings

Secured Revolving Credit Facility. Immediately prior to the Full Circle Portfolio Acquisition, Full Circle Capital entered into the New Credit Facility, a secured revolving credit facility with First Capital. The facility size is $35 million and will expire in January 2012. Under the agreement, base rate borrowings bear interest at LIBOR plus 5.50%. The New Credit Facility is secured by all of our assets. Under the New Credit Facility we are required to satisfy several financial covenants, including maintaining a minimum level of Net Assets, a maximum level of leverage and minimum asset coverage and interest coverage ratios. In addition, we are required to comply with other general covenants, including with respect to indebtedness, liens, restricted payments and mergers and consolidations.

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

Distributions

In order to qualify as a regulated investment company and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis.

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2011
November 5, 2010	December 31, 2010	January 14, 2011	$0.225
July 21, 2010	September 30, 2010	October 15, 2010	0.076	1

Total (2011)			$0.301
______________________________
1) This quarterly dividend was prorated for the number of days remaining in the third calendar quarter after our initial public offering. Our initial public offering was on August 31, 2010, and the gross amount of the prorated dividend was $0.225.

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•
We have entered into the Investment Advisory Agreement with Full Circle Advisors. John E. Stuart, our Chief Executive Officer and President, is the manager of, and has financial and controlling interests in, Full Circle Advisors.

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

In connection with our acquisition of the Legacy Portfolio, we issued an aggregate of 4,191,415 shares of our common stock and approximately $3.4 million of Distribution Notes to the Legacy Investors, pursuant to the Asset Purchase Agreement.

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

Recent Developments

Dividend

On November 5, 2010, our board of directors declared a quarterly dividend of $0.225 per share. This quarterly dividend is payable on January 14, 2011 to holders of record as of December 31, 2010.

Recent Portfolio Activity

On October 4, 2010 the Company invested an additional $118,000 in Icon Groupe, LLC in accordance with the loan agreement between the Company and Icon Groupe, LLC.

On October 7, 2010 the Company invested an additional $200,000 in Iron City Brewing, LLC in accordance with the loan agreement between the Company and Iron City Brewing, LLC.

On October 31, 2010 Miken Sales, Inc. automatically renewed its $10,000,000 revolving credit facility through October 31, 2011.  At September 30, 2010, the Company owned $1,439,283 of this facility.

On November 1, 2010, Georgia Outdoor Advertising, LLC prepaid $1,510,000 of its loan balance in connection with the sale of a portion of its assets.  The aggregate amount received by the Company, including fees and expense reimbursement, was $1,550,000.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2010, 7 debt investments in our portfolio were at a fixed rate, and the remaining 17 debt investments were at variable rates, representing approximately $20 million and $46 million in principal debt, respectively. The majority of our floating rate debt instruments are currently at their floor interest rate.  The variable rates are based upon the Prime rate or LIBOR.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1% increase in the underlying Prime rate or LIBOR, and no other change in our portfolio as of September 30, 2010. We have also assumed $16.9 million of outstanding borrowings, with $13.5 million of outstanding borrowings having a floating rate based upon LIBOR. Under this analysis, net investment income would decrease by approximately $0.1 million annually. If we had instead assumed a 1% decrease in the underlying Prime rate or LIBOR, net investment income would increase correspondingly by approximately $0.1 million annually. Although management believes that this analysis is indicative of our existing interest rate sensitivity at September 30, 2010, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Item 4.                 Controls and Procedures

As of September 30, 2010, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 1A.	Risk Factors

Investing in our common stock involves a number of significant risks. In addition to the other information contained in this quarterly report on Form 10-Q, you should consider carefully the following information before making an investment in our common stock. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

Our investment portfolio is recorded at fair value, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, its estimate of fair value and, as a result, there is uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us in accordance with our written valuation policy, with our Board of Directors having final responsibility for overseeing, reviewing and approving, in good faith, our estimate of fair value. Typically, there will not be a public market for the securities of the privately held companies in which we invest. As a result, we value these securities quarterly at fair value based on input from management, third party independent valuation firms and our audit committee, with the oversight, review and approval of our Board of Directors.

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

Accomplishing our investment objective on a cost-effective basis is largely a function of our investment adviser’s handling of the investment process, its ability to provide competent, attentive and efficient services and our access to investments offering acceptable terms. In addition to monitoring the performance of our existing investments, our investment adviser’s investment team may also be called upon, from time to time, to provide managerial assistance to some of our portfolio companies. These demands on their time may distract them or slow the rate of investment.

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

We depend on the diligence, skill and network of business contacts of Mr. Stuart, who serves as the sole member of the investment committee of Full Circle Advisors, and who leads Full Circle Advisors’ investment team. Mr. Stuart, together with the other dedicated senior investment professionals available to Full Circle Advisors, evaluates, negotiates, structures, closes and monitors our investments. Our future success depends on the continued service of Mr. Stuart and the other senior investment professionals available to Full Circle Advisors. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead Mr. Stuart or any other such individual to terminate his relationship with us. The loss of Mr. Stuart or any of the other senior investment professionals who serve on Full Circle Advisors’ investment team, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we can offer no assurance that Full Circle Advisors will continue indefinitely as our investment adviser.

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

The Legacy Portfolio represented only a portion of the investments of the Legacy Funds and the performance of the investments in the Legacy Portfolio may not be indicative of our investment adviser’s future performance in managing our overall portfolio.

The portfolio investments that comprised the Legacy Portfolio represented only a portion of the total portfolio investments of the Legacy Funds. As a result, you should not place undue reliance on the fact that the investments included in the Legacy Portfolio are currently performing. Specifically, the Legacy Funds have historically suffered some defaults and losses on certain of their portfolio investments, including defaults unrelated to the satisfaction of payment obligations in certain Legacy Portfolio investments. There can be no assurance that the investments comprising the Legacy Portfolio, as well as additional investments we may make, will not suffer similar or more frequent defaults and losses in the future. In addition, the investments comprising the Legacy Portfolio were selected in part as a result of their performance and risk characteristics, and should not be viewed as an indicator of either the overall performance of the Legacy Funds or the prospective performance of our portfolio in the future. You should also be aware that, because the Legacy Portfolio was leveraged at the time we acquired it, any inaccuracies in our determination of fair value of the Legacy Portfolio will be magnified relative to a non-leveraged portfolio.

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

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted, as a business development company, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. As of September 30, 2010, we had approximately $3.4 million of Distribution Notes outstanding, and had approximately $13.5 million outstanding and an additional $21.5 million of borrowing available under the New Credit Facility. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

The material financial terms of the Distribution Notes and the New Credit Facility are as follows:

	Distribution Notes	New Credit Facility
Approximate Principal Amount at September 30, 2010	$3.4 million(1)	$13.5 million(2)
Interest Rate	8%	LIBOR + 5.50%
Maturity Date	February 2014(3)	January 2012

(1)	Reflects approximate total principal amount of Distribution Notes outstanding as of September 30, 2010.

(2)	Reflects approximate total amount of borrowings outstanding as of September 30, 2010.

(3)	Subject to redemption by us at our election.

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

Although we intend to elect to be treated as a RIC under Subchapter M of the Code for the tax year ending June 30, 2011, and succeeding tax years, no assurance can be given that we will be able to qualify for and maintain RIC status. To obtain and maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.

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

Most of the loans in which we invest are not structured to fully amortize during their lifetime. Accordingly, if a borrower has not previously pre-paid its loan to us, a significant portion of the principal amount due on such a loan may be due at maturity. As of September 30, 2010, approximately 98% of the Level 3 debt instruments in our portfolio, on a fair value basis, will not fully amortize prior to maturity. In order to create liquidity to pay the final principal payment, borrowers typically must raise additional capital. If they are unable to raise sufficient funds to repay us or we have not elected to enter into a new loan agreement providing for an extended maturity, the loan will go into default, which will require Full Circle Capital to foreclose on the borrower’s assets, even if the loan was otherwise performing prior to maturity. This will deprive Full Circle Capital from immediately obtaining full recovery on the loan and prevent or delay the reinvestment of the loan proceeds in other, more profitable investments.

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

Our portfolio may hold a limited number of portfolio companies. For example, the 5 largest investments in our portfolio as of September 30, 2010 represented 52% of the fair value of our portfolio, excluding our investment in United States Treasury Bills. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments may be concentrated in relatively few companies. As our portfolio is less diversified than the portfolios of some larger funds, we are more susceptible to failure if a single loan fails. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.

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

As of September 30, 2010, our investments in the business services industry (such as companies that provide services related to data and information, information retrieval or asset recovery) represented approximately 29% of the fair value of our portfolio, our investments in the communications industry (such as companies that perform residential security alarm monitoring or provide digital video satellite and broadband service to multiple dwelling units) represented approximately 26% of the fair value of our portfolio, and our investments in the media industry (such as outdoor advertising or radio broadcasting companies) represented approximately 21% of the fair value of our portfolio. In addition, we may from time to time invest a relatively significant percentage of our portfolio in industries we do not necessarily target, such as the finance/lending industry, represented by our investment in the Lotus Fund and one additional investment, which comprised approximately 8% of our portfolio as of September 30, 2010. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

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

As a business development company, we are required to carry our investments at fair value as determined in good faith by our Board of Directors. Decreases in the fair values of our investments are recorded as unrealized depreciation. Any unrealized losses in our loan portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments or repay the facility, depending on future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock. The investments in our portfolio have historically experienced only limited prepayments.

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

You should also be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase in the amount of incentive fees payable to our investment adviser with respect to our pre-incentive fee net investment income.

As of September 30, 2010, we had approximately $3.4 million of Distribution Notes outstanding, and had approximately $13.5 million outstanding and an additional $21.5 million of borrowing available under the New Credit Facility.

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

Shares of closed-end investment companies, including business development companies, may trade at a discount from net asset value. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that our net asset value per share may decline. Our common stock is currently trading below net asset value, and we cannot predict whether, in the future, our common stock will trade at, above or below net asset value.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

On August 31, 2010, we acquired the Legacy Portfolio from the Legacy Funds, which are managed by an affiliate of our investment adviser. The investments included in the Legacy Portfolio had a collective fair value of approximately $72.3 million as of June 30, 2010, as determined by our Board of Directors. In connection with our acquisition of the Legacy Portfolio and the expiration of the overallotment option, we issued an aggregate of 4,191,415 shares of our common stock and approximately $3.4 million of Distribution Notes to the Legacy Investors. The issuance of such shares of our common stock and Distribution Notes was deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

On August 31, 2010 our registration statement on Form N-2 was declared effective (SEC File No. 333-166302), and we priced our initial public offering of 2,000,000 shares of our common stock at the offering price of $9.00 per share. The initial public offering closed on September 7, 2010, resulting in the sale of all 2,000,000 shares and net proceeds to Full Circle Capital of approximately $15.8 million, of which the entire amount was used to reduce outstanding borrowings under the New Credit Facility. Ladenburg Thalmann & Co. Inc. acted as the managing underwriter.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Reserved

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement**
3.2	Bylaws*
4.1	Form of Common Stock Certificate*
4.2	Form of Note Agreement for Senior Unsecured Notes*

4.3	Form of Senior Unsecured Note*
10.1	Form of Dividend Reinvestment Plan*
10.2	Form of Second Amended and Restated Loan and Security Agreement by and between the Registrant and FCC, LLC d/b/a First Capital**
10.3	Investment Advisory Agreement by and between Registrant and Full Circle Advisors, LLC*
10.4	Administration Agreement by and between Registrant and Full Circle Service Company, LLC*
10.5	Form of Indemnification Agreement by and between Registrant and each of its directors*
10.6	Trademark License Agreement by and between Registrant and Full Circle Advisors, LLC*
10.7	Form of Purchase and Sale Agreement by and between Registrant, Full Circle Partners, LP, Full Circle Fund, Ltd., Full Circle Offshore, LLC, and FCC, LLC d/b/a First Capital**
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Previously filed in connection with Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-166302) filed on August 5, 2010.
**	Previously filed in connection with Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File No. 333-166302) filed on August 26, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL CIRCLE CAPITAL CORPORATION

Date: November 9, 2010	By:	/s/ John E. Stuart
John E. Stuart, Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 9, 2010	By:	/s/ William E. Vastardis
William E. Vastardis, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)