Form 10-Q
period 2010-12-31
Full Circle Capital Corp
filed 2011-02-09
CIK 1490013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of February 9, 2011 was 6,219,382.

FULL CIRCLE CAPITAL CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		4

Item 1.	Financial Statements (Unaudited)	4

	Consolidated Statements of Assets and Liabilities as of December 31, 2010 and June 30, 2010	4

	Consolidated Statements of Operations for the three and six months ended December 31, 2010	5

	Consolidated Statement of Changes in Net Assets for the six months ended December 31, 2010	6

	Consolidated Statement of Cash Flows for the six months ended December 31, 2010	7

	Consolidated Schedule of Investments as of December 31, 2010	8

	Notes to Consolidated Financial Statements as of December 31, 2010	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

	Forward-Looking Statements	23

	Overview	23

	Critical Accounting Policies	24

	Current Market Conditions and Market Opportunity	26

	Portfolio Composition and Investment Activity	27

	Results of Operations	29

	Liquidity and Capital Resources	30

	Recent Developments	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION		34

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

		December 31,	June 30,
		2010 (Unaudited)	2010 (Audited)
Assets
Affiliated Investments at Fair Value (Cost of $6,842,129 and $ -)	(NOTE 2, 10)	$6,681,139	$-
Investments at Fair Value (Cost of $85,572,752 and $ -)	(NOTE 2, 10)	85,403,606	-
Cash		1,047,805	1,455
Deposit with Broker		4,000,000	-
Interest Receivable	(NOTE 2)	822,975	-
Due from Affiliate	(NOTE 5)	182,915	-
Prepaid Expenses		112,066	-
Other Current Assets		175,869	-
Deferred Offering Expenses		-	425,463

Total Assets		98,426,375	426,918

Liabilities
Current Liabilities
Due to Affiliate	(NOTE 5)	635,000
Accounts Payable		2,637	-
Accrued Liabilities		96,885	-
Due to Broker		26,997,300	-
Dividends Payable		1,393,091	-
Interest Payable		65,953	-
Other Current Liabilities		372,742	-
Accrued Offering Expenses		150,430	425,463
Accrued Organizational Expenses		26,037	12,500

Total Current Liabilities		29,740,075	437,963

Long Term Liabilities
Line of Credit	(NOTE 8)	7,568,501	-
Distribution Notes	(NOTE 8)	3,404,583	-

Total Long Term Liabilities		10,973,084	-

Total Liabilities		40,713,159	437,963

Net Assets		$57,713,216	$(11,045)
Components of Net Assets
Common Stock, par value $0.01 per share
(100,000,000 authorized; 6,191,515 and 100 issued
and outstanding, respectively)		$61,915	$1
Paid-in capital in excess of par		57,963,082	1,499
Overdistributed Net Investment Income		(74,283)	-
Accumulated Net Realized Gains (Losses)		92,637	-
Accumulated Net Unrealized Gains (Losses)		(330,135)	-
Deficit accumulated during development stage		-	(12,545)
Net Assets		$57,713,216	$(11,045)
Net Asset Value Per Share		$9.32	$(110.45)

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three months ended	Six months ended
		December 31, 2010	December 31, 2010
Investment Income
Interest Income		$2,091,480	$2,802,910
Interest Income from affiliate		240,260	331,034
Dividend Income from affiliate		153,333	210,833
Other Income	(NOTE 2)	193,124	201,002

Total Investment Income		2,678,197	3,545,779

Operating Expenses
Management Fee	(NOTE 5)	304,429	411,413
Incentive Fee	(NOTE 5)	374,776	487,462
Total Advisory Fees		679,205	898,875

Allocation of Overhead Expenses	(NOTE 5)	90,270	120,360
Interest Expense	(NOTE 8)	216,988	330,519
Directors’ Fees		26,125	55,232
Administration Fees	(NOTE 5)	78,114	104,152
Officers’ Compensation	(NOTE 5)	33,424	43,111
Professional Services Expense		82,331	120,125
Bank Fees		11,880	16,890
Other		76,817	117,316
Organizational Expenses	(NOTE 2)	34,996	178,979

Total Gross Operating Expenses		1,330,150	1,985,559

Management Fee Waiver and Expense Reimbursement		(147,078)	(241,688)

Total Net Operating Expenses		1,183,072	1,743,871

Net Investment Income (Loss)		1,495,125	1,801,908
Change in Unrealized Gain (Loss)		(224,281)	(330,135)
Realized Gain (Loss)		86,574	92,637

Net Increase (Decrease) in Net Assets Resulting from Operations		$1,357,418	$1,564,410

Earnings (loss) per common share	(NOTE 4)	$0.22	$0.38
Weighted average shares of common stock outstanding		6,191,515	4,138,926

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (Unaudited)

Six months ended
December 31, 2010
Increase (Decrease) in Net Assets from Operations:
Net Investment Income (Loss)	$1,801,908
Change in Unrealized Gain (Loss)	(330,135)
Realized Gain (Loss)	92,637

Net Increase (Decrease) in Net Assets Resulting from Operations	1,564,410

Dividends to Shareholders	(1,863,646)

Capital Share Transactions:
Issuance of Common Stock	59,075,564
Less Offering Costs	(1,052,0670)

Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	58,023,497

Total Increase (Decrease) in Net Assets	57,724,261
Net Assets at Beginning of Period	(11,045)

Net Assets at End of Period	$57,713,216

Capital Share Activity:
Shares issued	6,191,415
Shares Outstanding at Beginning of Period	100

Shares Outstanding at End of Period	6,191,515

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Six months ended
		December 31, 2010
Cash Flows from Operations:
Net Increase (Decrease) in Net Assets Resulting from Operating Activities		$1,564,410
Adjustments to reconcile Net Increase (Decrease) in Net Assets Resulting from
Operations to Net Cash Provided by Operating Activities
Purchases of Investments		(56,158,504)
Proceeds from Sale or Refinancing of Investments		36,467,272
Realized (Gain) Loss		(92,637)
Change in Unrealized (Gain) Loss		330,135
Amortization of Discount		(350,717)
Change in Operating Assets and Liabilities
Deposit with Broker		(4,000,000)
Interest Receivable		(151,713)
Dividends Purchased		143,750
Due from Affiliate		(182,915)
Prepaid Expenses		(112,066)
Other Current Assets		(93,225)
Due to Affiliate		635,000
Accounts Payable		2,637
Accrued Liabilities		96,885
Due to Broker		26,997,300
Interest Payable		65,953
Other Current Liabilities		87,084
Accrued Organizational Expenses		(45,247)

Net Cash Provided by Operating Activities		5,203,402

Cash Flows from Financing Activities:
Borrowings Under Credit Facility		17,903,642
Payments Under Credit Facility		(37,811,373)
Accrued Offering Expenses		(428,766)
Dividends Paid to Shareholders		(470,555)
Net Proceeds From Shares Issued		16,650,000

Net Cash used in Financing Activities		(4,157,052)

Total Increase in Cash		1,046,350
Cash Balance at Beginning of Period		1,455
Cash Balance at End of Period		$1,047,805

Supplemental Disclosure of Non-Cash Financing Activity:
Deferred Offering Expenses		$-
Assets Purchased for Shares	(NOTE 6)	$73,306,379
Debt Issued to Purchase Shares	(NOTE 6)	$(30,880,815)
Dividends Declared, not yet Paid		$1,393,091

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest		$264,566

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2010

Description [1,2]	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value

Attention Transit Advertising Systems, LLC	Outdoor
Senior Secured Loan, 13.50%, 11/1/2012	Advertising Services	$2,279,402	$2,213,895	$2,180,248	3.78%

Blackstrap Broadcasting, LLC	Radio
Senior Secured Loan, 5.00%, 9/25/2011	Broadcasting	$3,000,000	2,723,645	2,790,000	4.84%
Subordinated Secured Loan, 16.00%, 9/25/2012		$3,500,000	3,473,039	3,500,000	6.06%
Totals			6,196,684	6,290,000	10.90%

Bloomingdale Partners, LP	Consumer
Senior Secured Loan, 9.10%, 11/1/2012	Financing	$1,342,096	1,290,145	1,282,373	2.22%

BLSCO Newco, Inc.	Oilfield Services
Senior Secured Loan, 11.50%, 8/31/2011		$2,418,926	2,418,926	2,418,926	4.19%

Equisearch Acquisition, Inc.	Asset Recovery
Senior Secured Loan, 12.00%, 1/31/11	Services	$2,410,633	2,410,633	2,410,633	4.18%
Warrants for 5.997 shares (at a $0.01 strike price), expire 01/15/14		5.997	146,345	41,982	0.07%
Warrants for 6.321 shares (at a $19,372 strike price), expire 01/15/14		6.321	78,655	24,874	0.04%
Totals			2,635,633	2,477,489	4.29%

Exist, Inc.	Apparel
Senior Secured Loan, 11.50%, 12/31/2011		$5,513,996	5,513,996	5,513,996	9.95%

Georgia Outdoor Advertising, LLC	Outdoor
Senior Secured Loan, 14.50%, 7/1/2012	Advertising Services	$357,350	344,919	352,204	0.61%

Icon Groupe, LLC	Outdoor
Senior Secured Loan, 10.50%, 7/1/2012	Advertising Services	$3,874,415	3,686,311	3,669,072	6.36%
Subordinated Secured Loan*, 14.50%, 7/1/2012		$832,527	771,199	798,809	1.38%
Totals			4,457,510	4,467,881	7.74%
Iron City Brewing, LLC	Beverages
Senior Secured Loan, 16.50%, 8/31/2011 [3]		$1,700,000	1,700,000	1,700,000	2.95%
Warrants for 148 Membership Units (at a $0.01 strike price) [4], expire 08/10/13		148	-	-	0.00%
Totals			1,700,000	1,700,000	2.95%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) (Continued)
December 31, 2010

Description [1,2]	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value

MDU Communications (USA) Inc	CableTV
Senior Secured Loan - Tranche A, 11.85%, 6/30/2011	Broadband Services	$5,000,000	$5,000,000	$5,000,000	8.67%
Senior Secured Loan - Tranche C, 9.75%, 6/30/2011		$250,000	250,000	250,000	0.43%
Senior Secured Loan - Tranche D, 8.75%, 6/30/2011		$1,480,000	1,480,000	1,480,000	2.56%
Warrants for 37,500 shares (at a $6.00 strike price), expire 6/30/13		37,500	298	1,250	0.00%
Warrants for 30,476 shares (at a $8.20 strike price), expire 9/11/11		30,476	-	-	0.00%
Totals			6,730,298	6,731,250	11.66%

Miken Sales, Inc.	Apparel
Senior Secured Loan, 11.50%, 10/31/2011		$1,430,096	1,430,096	1,430,096	2.48%

The Selling Source, LLC	Information and
Senior Secured Loan, 12.00%, 12/21/2012	Data Services	$6,366,597	6,366,597	6,366,597	11.03%

VaultLogix, LLC	Information
Senior Secured Loan, 12.00%, 9/4/2011	Retrieval Services	$5,000,000	4,838,161	4,952,500	8.58%
Warrants for 1.518% Ownership, (at a $307.855 strike price), expire 9/4/2013		3,439	56,147	65,442	0.12%
Totals			4,894,308	5,017,942	8.70%

Verifier Capital LLC/Verifier Capital Limited [5]	Security Systems
Senior Secured Loan, 12.00%, 6/25/2011	Services	$1,500,000	1,500,000	1,460,400	2.53%

West World Media, LLC [6,7]	Information and
Senior Secured Loan*, 15.00%, 12/31/2011	Data Services	$6,731,278	6,411,629	6,421,639	11.13%
Limited Liability Company Interests		84,623	430,500	259,500	0.45%
Totals			6,842,129	6,681,139	11.58%

Ygnition Networks, Inc.	CableTV
Senior Secured Loan - Tranche A, 12.25%, 7/6/2011	Broadband Services	$3,750,000	3,722,277	3,684,000	6.39%
Senior Secured Loan - Tranche B, 11.75%, 7/6/2011		$2,500,000	2,474,576	2,437,500	4.22%
Senior Secured Loan - Tranche C, 11.75%, 7/6/2011		$2,500,000	2,474,576	2,437,500	4.22%
Senior Secured Loan - Tranche D, 11.25%, 7/6/2011		$2,229,609	2,211,016	2,158,930	3.74%
Totals			10,882,445	10,717,930	18.57%

United States Treasury
United States Treasury Bill** - 0.08%, 2/17/2011		$27,000,000	26,997,300	26,996,274	46.78%

Total Investments			$92,414,881	$92,084,745	159.56%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) (Continued)
December 31, 2010

The following table shows the fair value of our portfolio of investments by industry, as of December 31, 2010, excluding United States Treasury Bills of approximately $27 million.

	December 31, 2010
	Investment at
	Fair Value (dollars in millions)	Percentage of Net Assets
Cable TV/Broadband Services	$17.5	30.3%
Information and Data Services	13.0	22.6
Outdoor Advertising Services	7.0	12.1
Apparel	6.9	12.0
Radio Broadcasting	6.3	10.9
Information Retrieval Services	5.0	8.7
Asset Recovery Services	2.5	4.3
Oilfield Services	2.4	4.2
Beverages	1.7	3.0
Security System Services	1.5	2.5
Consumer Financing	1.3	2.2
Total	$65.1	112.8%

1         Our investments are acquired in private transactions exempt from registration under the Securities Act of 1933, therefore are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act of 1933.

2         A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to LIBOR or the U.S. prime rate, and which is reset daily, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2010.

3         $200,000 of this investment currently earns an additional 2.00% in annual interest.

4         A portion of Full Circle Capital Corporation’s warrants in Iron City Brewing, LLC is held through its wholly-owned subsidiary Full Circle ICB, Inc.  The remainder of the warrants are held directly by Full Circle Capital Corporation.

5         Joint borrowers under the loan facility, one entity is domiciled in the UK while the other is domiciled in the United States.

6         A portion of Full Circle Capital Corporation’s investments in West World Media, LLC is held through its wholly-owned subsidiary Full Circle West, Inc.  The remainder of the LLC interests are held directly by Full Circle Capital Corporation.

7         Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of Full Circle Capital Corporation, as defined in the Investment Company Act of 1940, which are not “Control Investments.”  Full Circle Capital Corporation is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company.

*	Investment contains a partial PIK feature.

**	Interest rate shown reflects yield to maturity at time of purchase.

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
December 31, 2010

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
December 31, 2010

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

       Valuation Techniques

Senior and Subordinated Secured Loans

Our portfolio consists primarily of private debt instruments (“Level 3 debt”). The Company considers its Level 3 debt to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, the Board considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as defined above, the Board will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.

This evaluation will be updated no less than quarterly for Level 3 debt instruments, and more frequently for time periods where there are significant changes in the investor base or significant changes in the perceived value of the underlying collateral. The collateral value will be analyzed on an ongoing basis using internal metrics, appraisals, third party valuation agents and other data as may be acquired and analyzed by management and the Board.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
December 31, 2010

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

Structuring fees, excess deal deposits, prepayment fees and similar fees are recognized as Other Income as earned, usually when paid. Other fee income, including annual fees and monitoring fees are included in Other Income.  Income from such sources was $193,124 and $201,002 for the three and six months ended December 31, 2010, respectively.  Fee income consists principally of administrative fees, prepayment fees and unused line fees.

Federal and State Income Taxes

We expect to elect to be treated as a regulated investment company and intend to continue to comply with the requirements of the Internal Revenue Code of 1986 (the “Code”), applicable to regulated investment companies. We will be required to distribute at least 90% of our investment company taxable income and intend to distribute (or retain through a deemed distribution) all of our investment company taxable income and net capital gain to stockholders; therefore, we have made no provision for income taxes. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.

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

Guarantees and Indemnification Agreements

We follow ASC Topic 460, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”.  ASC Topic 460 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, for those guarantees that are covered by ASC Topic 460, the fair value of the obligation undertaken in issuing certain guarantees. ASC Topic 460 did not have a material effect on the financial statements. Refer to Note 5 and Note 8 for further discussion of guarantees and indemnification agreements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
December 31, 2010

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented. Basic and diluted earnings (loss) per share are the same since there are no potentially dilutive securities outstanding.

Organizational Expenses and Offering Costs

A portion of the net proceeds of the Company’s initial public offering was used for organizational and offering expenses of approximately $191,479 and $1,052,067, respectively.  Organizational expenses were expensed as incurred.  The Company incurred $178,979 of organizational expenses for the six months ended December 31, 2010, with an additional $12,500 being incurred during prior periods.  Offering costs were charged against paid-in capital in excess of par.  All organizational and offering costs were borne by the Company.

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

Note 4. Earnings (Loss) per Common Share

The following information sets forth the computation of basic and diluted income (loss) per common share for the three and six months ended December 31, 2010.

	Three months ended December 31, 2010	Six months ended December 31, 2010

Per Share Data (1) :
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,357,418	$1,564,410

Average weighted shares outstanding for period	6,191,515	4,138,926

Basic and diluted earnings (loss) per common share	$0.22	$0.38

(1)	Per share data based on weighted average shares outstanding.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
December 31, 2010

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

The total base management fees earned by the Adviser for the three and six month periods ended December 31, 2010 were $304,429 and $411,413, respectively. After adjusting for the waivers of $43,490 and $58,773, respectively, the total base management fee payable to the Adviser at December 31, 2010 was $260,044, after reflecting payment of $92,596 during the period, and is included in the Consolidated Statement of Assets and Liabilities in Due to Affiliate.

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

•
100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle but is less than 2.1875% in any calendar quarter (8.75% annualized). We refer to this portion of our pre-incentive fee net investment income (which exceeds the hurdle but is less than 2.1875%) as the”catch-up.” The “catch-up” is meant to provide our investment adviser with 20% of our pre-incentive fee net investment income as if a hurdle did not apply if this net investment income exceeds 2.1875% in any calendar quarter; and

•
20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized) is payable to the Adviser (once the hurdle is reached and the catch-up is achieved, 20% of all pre-incentive fee investment income thereafter is allocated to the Adviser).

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
December 31, 2010

These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing with the 2010 calendar year, and will equal 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees with respect to each of the investments in our portfolio, provided that, the incentive fee determined as of December 31, 2010 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the inception of Full Circle Capital.

Income incentive fees of $374,776 and $487,462 were earned by the Adviser for the three month and six month periods ended December 31, 2010 and the total income incentive fee payable to the Adviser at December 31, 2010 was $374,956, after reflecting payment of $112,506 during the period, and is included in the Consolidated Statement of Assets and Liabilities in Due to Affiliate.

The Adviser has agreed to reimburse the Company for any operating expenses, excluding interest expenses, investment advisory and management fees, and organizational and offering expenses, in excess of 2% of our net assets for the first twelve months following the completion of the initial public offering, which occurred on August 31, 2010.  This agreement is in effect through August 31, 2011, and equates to an accrual offset against the Advisor’s management fee of $103,588 and $182,915 for the three and six month periods ended December 31, 2010, respectively.

Administration Agreement

On July 8, 2010, we also entered into an Administration Agreement with the Administrator under which the Administrator, among other things, furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of Full Circle Service Company’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the compensation of our chief financial officer and our allocable portion of the compensation of any administrative support staff employed by the Administrator, directly or indirectly. Under the Administration Agreement, the Administrator will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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
December 31, 2010

Gross Assets Fee
first $150 million of gross assets	20 basis points (0.20%)
next $150 million of gross assets	15 basis points (0.15%)
next $200 million of gross assets	10 basis points (0.10%)
in excess of $500 million of gross assets	5 basis points (0.05%)

In addition to the above fees, certain administrative services previously provided by the Administrator will now be performed by Vastardis for the Administrator for an annual fee of $112,457, paid quarterly in advance.

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

For the three months ended December 31, 2010 the Company incurred $168,384 of expenses under the Administration Agreement, $78,114 of which was earned by the Sub-Administrator.  The remaining $90,270 was recorded as an Allocation of Overhead Expenses to the Administrator in the Statement of Operations.

For the six months ended December 31, 2010 the Company incurred $224,512 of expenses under the Administration Agreement, $104,152 of which was earned by the Sub-Administrator.  The remaining $120,360 was recorded as an Allocation of Overhead Expenses to the Administrator in the Statement of Operations.

The Administrator and Adviser did not begin charging Administration and Advisory fees to the Company until August 31, 2010, the date of the initial public offering and commencement of operations of the Company.

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. As of December 31, 2010, none of the portfolio companies had accepted our offer for such services.

Note 6. Equity Offerings and Related Expenses

During the six months ended December 31, 2010, we issued 6,191,415 shares of our common stock through an initial public offering and a private placement. Offering expenses were charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.  The proceeds raised, the related underwriting fees, the offering expenses, and the price at which common stock was issued since inception are detailed in the following table:

Issuances of Common Stock	Number of Shares Issued		Gross Proceeds Raised	Underwriting Fees	Offering Expenses	Offering Price
April 16, 2010	100		$1,500	-	-	$15.00 per/share
August 31, 2010	4,191,415	(1)	$42,425,564	-	-	$10.12 per/share (2)
August 31, 2010	2,000,000		$18,000,000	$1,350,000	$1,052,067	$9.00 per/share

(1)         Includes 403,662 shares that were issued on September 30, 2010 upon the expiration of the overallotment option granted to the underwriters in connection with our initial public offering. Such shares were deemed to be outstanding at August 31, 2010.

(2)         Based on weighted average price assigned to shares.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
December 31, 2010

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

The following schedule summarizes the assets and liabilities acquired on August 31, 2010 as part of the acquisition of the Legacy Portfolio, which are included in the Consolidated Statement of Cash Flows as follows:

Legacy Portfolio	$72,280,294
Interest Purchased	671,262
Dividends Purchased	143,750
Other Assets	82,644
Other Liabilities	(285,658)
Offering Costs Pre-Paid by Legacy Funds	355,303
Organizational Costs Pre-Paid by Legacy Funds	58,784
Assets Purchased for Shares	$73,306,379

Distribution Notes	$3,404,583
Line of Credit	27,476,232
Debt Issued in Connection with Share Issuance	$30,880,815

On August 31, 2010 our registration statement on Form N-2 was declared effective (SEC File No. 333-166302), and we priced our initial public offering of 2,000,000 shares of our common stock at the offering price of $9.00 per share. The initial public offering closed on September 7, 2010, resulting in the sale of all 2,000,000 shares and net proceeds to Full Circle Capital of approximately $15.6 million, of which the entire amount was used to reduce outstanding borrowings under the Credit Facility (Note 8). Ladenburg Thalmann & Co. Inc. acted as the managing underwriter.

Note 7. Financial Highlights

	For the three months ended December 31, 2010		For the period from August 31, 2010 (commencement of operations) to December 31, 2010

Per Share Data (1) :
Net asset value at beginning of period	$9.36		$9.40
Offering costs	(0.04)		(0.04)
Net investment income	0.24		0.30
Change in unrealized gain (loss)	(0.04)		(0.06)
Realized gain (loss)	0.02		0.02
Dividends declared	(0.22)		(0.30)
Net asset value at end of period	$9.32		$9.32

Per share market value at end of period	$8.69		$8.69
Total return based on market value	3.54	%(2)	(0.10	)%(4)
Total return based on net asset value	1.98	%(2)	2.35	%(4)
Shares outstanding at end of period	6,191,515		6,191,515
Average weighted shares outstanding for period	6,191,515		6,191,515

Ratio / Supplemental Data:
Net assets at end of period	$57,713,216		$57,713,216
Average net assets	$57,834,375		$57,899,705
Annualized ratio of gross operating expenses to average net assets	8.95	%(3)	9.34	%(5)
Annualized ratio of net operating expenses to average net assets	7.94	%(3)	8.10	%(5)
Annualized ratio of netinvestment income to average net assets	10.44	%(3)	10.07	%(5)

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
December 31, 2010

(1)	Financial highlights are based on average weighted shares outstanding.
(2)
Total return based on market value is based on the change in market price per share during the three months ending December 31, 2010. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.

(3)
Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment income (loss) to average net assets are adjusted accordingly.  Non-recurring expenses were not annualized.  For the period from October 1, 2010 to December 31, 2010 the Company incurred $34,996 of Organizational Expenses, which were deemed to be non-recurring.

(4)
Total return based on market value is based on the change in market price per share assuming an investment at the initial public offering price of $9.00 per share. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.

(5)
Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment income (loss) to average net assets are adjusted accordingly.  Non-recurring expenses were not annualized.  For the period from August 31, 2010 to December 31, 2010 the Company incurred $102,233 of Organizational Expenses, which were deemed to be non-recurring.

Note 8. Long Term Liabilities

Line of Credit

On August 31, 2010, the Company entered into a secured revolving credit facility (the “Credit Facility”) with First Capital. The facility size is $35 million and will expire in January 2012. Under the agreement, base rate borrowings bear interest at LIBOR (0.26063% at December 31, 2010) plus 5.50%. The Credit Facility is secured by all of the assets of the Company. Under the Credit Facility, the Company is required to satisfy several financial covenants, including maintaining a minimum level of stockholders’ equity, a maximum level of leverage and minimum asset coverage and interest coverage ratios. In addition, the Company is required to comply with other general covenants, including with respect to indebtedness, liens, restricted payments and mergers and consolidations.  At December 31, 2010, the Company had a balance of $7,568,501 on the Credit Facility.

Distribution Notes

On August 31, 2010, the Company entered into multiple senior unsecured notes (the “Distribution Notes”).  The Distribution Notes consist of $3,404,583 in senior unsecured notes, which bear interest at a rate of 8% per annum, payable quarterly in cash, and will mature in February 2014. The Distribution Notes are callable by the Company at any time, in whole or in part, at a price of 100% of their principal amount, plus accrued and unpaid interest. The Distribution Notes subject Full Circle Capital to customary covenants, including, among other things, a restriction on incurring any debt on a junior lien basis, or any debt that is contractually subordinated in right of payment to any other debt unless it is also subordinated to the Distribution Notes on substantially identical terms. The agreement under which the Distribution Notes were issued contains customary events of default.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
December 31, 2010

Note 9. Fair Value Measurements

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820.  See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Assets

Senior and Subordinated Loans, at fair value	$-	$-	$64,695,423	$64,695,423

US Treasury Securities, at fair value	26,996,274	-	-	26,996,274

Investment in private company, at fair value	-	-	259,500	259,500

Investments in securities, at fair value	-	-	133,548	133,548
	$26,996,274	$-	$65,088,471	$92,084,745

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

Changes in Level 3 assets measured at fair value for the three months ended December 31, 2010 are as follows:

	LEVEL 3
					Change in
					Unrealized
					Gains (Losses)
	Beginning	Realized &	Purchases	Ending	for Investments
	Balance	Unrealized	Sales	Balance	still held at
	October 1,	Gains	and	December 31,	December 31,
	2010	(Losses)	Settlements	2010	2010
Assets

Senior and Subordinated Loans, at fair value	$64,890,393	$(120,493)	$(74,477)	$64,695,423	$(209,016)

Investments in private company, at fair value	267,000	(7,500)	-	259,500	(7,500)

Investments in private investment company, at fair value	6,000,000	-	(6,000,000)	-	-

Investments in securities, at fair value	141,949	(8,401)	-	133,548	(8,401)
	$71,299,342	$(136,394)	$(6,074,477)	$65,088,471	$(224,917)

The change in unrealized gains (losses) for Level 3 investments still held at December 31, 2010 of ($224,917) is included in change in unrealized gain (loss) in the statement of operations for the three months ended December 31, 2010.

Changes in Level 3 assets measured at fair value for the six months ended December 31, 2010 are as follows:

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
December 31, 2010

	LEVEL 3
					Change in
					Unrealized
					Gains (Losses)
	Beginning	Realized &	Purchases	Ending	for Investments
	Balance	Unrealized	Sales	Balance	still held at
	July 1,	Gains	and	December 31,	December 31,
	2010	(Losses)	Settlements	2010	2010
Assets

Senior and Subordinated Loans, at fair value	$-	$83,102	$64,612,321	$64,695,423	$(11,874)

Investments in private company, at fair value	-	(171,000)	430,500	259,500	(171,000)

Investments in private investment company, at fair value	-	-	-	-	-

Investments in securities, at fair value	-	(147,897)	281,445	133,548	(147,897)
	$-	$(235,795)	$65,324,266	$65,088,471	$(330,771)

Realized and unrealized gains and losses are included in realized gain (loss) and change in unrealized gain (loss) in the consolidated statements of operations.  The change in unrealized gains (losses) for Level 3 investments still held at December 31, 2010 of ($330,771) is included in change in unrealized gain (loss) in the statement of operations for the six months ended December 31, 2010.

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

Volume of Derivative Activities

At December 31, 2010, the notional amounts and number of warrants, categorized by primary underlying risk, are as follows:

	Long Exposure

	Notional	Number of
	Amounts	Warrants
Primary Underlying Risk
Equity Price
Warrants (a)	$695,965	71,575

(a)	Notional amounts presented for warrants are based on the fair value of the underlying shares as if the warrants were exercised at December 31, 2010.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
December 31, 2010

Note 11. Recently Issued Accounting Standards

On January 21, 2010, the FASB issued an ASU, Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements, which provides guidance on how investment assets and liabilities are to be valued and disclosed. Specifically, the amendment requires reporting entities to disclose i) the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements, for Level 2 or Level 3 positions, ii) transfers between all levels (including Level 1 and Level 2) will be required to be disclosed on a gross basis (i.e. transfers out must be disclosed separately from transfers in) as well as the reason(s) for the transfers and iii) purchases, sales, issuances and settlements must be shown on a gross basis in the Level 3 rollforward rather than as one net number. The effective date of the ASU is for interim and annual periods beginning after December 15, 2009, however, the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis will be effective for interim and annual periods beginning after December 15, 2010. At this time Management is evaluating the implications of the amendment to ASC 820 and the impact to the future Consolidated Financial Statements of Full Circle Capital.

ASC Topic 860, ‘‘Transfers and Servicing,’’ removes the concept of a qualifying special-purpose entity (‘‘QSPE’’) and removes the exception from applying to variable interest entities that are QSPEs. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009.  At this time Management believes that ASC 860 has no impact on the Consolidated Financial Statements of Full Circle Capital.

Note 12. Subsequent Events

Dividend

On January 14, 2011, we issued 27,867 shares of our common stock in connection with the dividend reinvestment plan.

On February 4, 2011, our Board declared a quarterly dividend of $0.225 per share for holders of record at March 31, 2011. This quarterly dividend of $0.225 per share is payable on April 15, 2011.

Recent Portfolio Activity

On January 1, 2011, the Company invested an additional $125,000 in Iron City Brewing, LLC (“Iron City”) in accordance with the loan agreement between the Company and Iron City.

On January 5, 2011, the Company invested an additional $125,000 in Icon Groupe, LLC in accordance with the loan agreement between the Company and Icon Groupe, LLC.

On January 10, 2011 the Company’s loans to Exist, Inc., BLSCO Newco, Inc. and Miken Sales, Inc. were paid off in full, at par, in an aggregate amount of $9,710,556, including accrued interest.

On January 31, 2011, Icon Groupe, LLC pre-paid, at par, its loan from the Company, remitting a total of $5,133,525 to the Company for outstanding principal, interest and fees.

On January 31, 2011, Equisearch Acquisition, Inc. (“Equisearch”) extended its loan with the Company through January 31, 2012 at a floating rate equal to 14.00% as of February 9, 2011.  Additionally, Equisearch amended its warrant agreement with the Company, whereby the Company may purchase a 12.5% ownership interest in Equisearch, subject to certain provisions, based on performance, allowing for Equisearch to earn back a portion of this equity.

On February 1, 2011, Georgia Outdoor Advertising, LLC pre-paid, at par, its loan from the Company, remitting a total of $356,484 to the Company for outstanding principal and interest.

Note 13. Selected Quarterly Financial Data (Unaudited)

	Total Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)
September 30, 2010	$867,582	$0.42	$306,783	$0.15	$(99,791)	$(0.05)	$206,992	$0.10
December 31, 2010	$2,678,197	$0.43	$1,495,125	$0.24	$(137,707)	$(0.02)	$1,357,418	$0.22

(1)	Per share amounts are calculated using weighted average shares during period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our investments generally range in size from $3 million to $10 million; however, we may make larger or smaller investments from time to time on an opportunistic basis.  We focus primarily on senior secured loans and “stretch” senior secured loans, also referred to as “unitranche” loans, which combine characteristics of traditional first-lien senior secured loans and second-lien or subordinated loans. Our stretch senior secured loans typically possess a greater advance rate against the borrower’s assets and cash flow, and accordingly carry a higher interest rate and/or greater equity participation, than traditional senior secured loans. We believe that having a first lien, senior secured position provides us with greater control and security in the primary collateral of a borrower and helps mitigate risk against loss of principal should a borrower default. We also invest in mezzanine, subordinated or unsecured loans. In addition, we may acquire equity or equity related interests from a borrower along with our debt investment. We attempt to protect against risk of loss on our debt investments by securing our loans against a significant level of tangible or intangible assets of our borrowers, which may include accounts receivable and contracts for services, and obtaining a favorable loan-to-value ratio, and in many cases, securing other financial protections or credit enhancements, such as personal guarantees from the principals of our borrowers, make well agreements and other forms of collateral, rather than lending predominantly against anticipated cash flows of our borrowers. We believe this allows us more options and greater likelihood of repayment from refinancing, asset sales of our borrowers and/or amortization.

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

            This evaluation will be updated no less than quarterly for Level 3 debt instruments, and more frequently for time periods where there are significant changes in the investor base or significant changes in the perceived value of the underlying collateral. The collateral value will be analyzed on an ongoing basis using internal metrics, appraisals, third party valuation agents and other data as may be acquired and analyzed by Management and the Company’s Board of Directors.

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

Fair Value

 The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC Topic 820 at December 31, 2010 were as follows:

	Level 1	Level 2	Level 3	Total
Assets

Senior and Subordinated Loans, at fair value	$-	$-	$64,695,423	$64,695,423

US Treasury Securities, at fair value	26,996,274	-	-	26,996,274

Investment in private company, at fair value	-	-	259,500	259,500

Investments in securities, at fair value	-	-	133,548	133,548
	$26,996,274	$-	$65,088,471	$92,084,745

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

Structuring fees, excess deal deposits, prepayment fees and similar fees are recognized as Other Income as earned, usually when paid. Other fee income, including annual fees and monitoring fees are included in Other Income.

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

The primary investment activity in the six months ended December 31, 2010 was the purchase of the Legacy Portfolio on August 31, 2010 which coincided with the commencement of operations on that date. The investments included in the Legacy Portfolio had a collective fair value of approximately $72.3 million as of June 30, 2010, as determined by our Board of Directors. Accordingly, the results for the six months ended December 31, 2010 relating to portfolio activity primarily cover four months of operations commencing on August 31, 2010.  During the second fiscal quarter, there were no new investment activities in debt investments other than borrowers drawing on existing loan facilities in a net amount of $3,743,038.  Repayments and amortization of principal under existing loan facilities and loan and investment realizations totaled $10,074,375.

One investment paid off in full during the three months ended December 31, 2010, with the Company receiving $6,000,000 from its investment in First Capital Lotus Asset Based Loan Fund during the period.  Additionally, the Company received a partial payoff of its debt facility to Georgia Outdoor Advertising, LLC in the amount of $1,595,000 reducing the amount outstanding to this borrower by approximately $1,555,000 after taking into account prepayment penalties and other expenses.  This debt facility is included in the Consolidated Schedule of Investments at December 31, 2010 with a fair value of $352,204.

The following is a summary of our investment activity:

Time Period	Acquisitions (1) (dollars in millions)	Dispositions (2) (dollars in millions)		Weighted Average Interest Rate of Portfolio at End of Period
Legacy Portfolio Acquisition at August 31, 2010	$72.3	$	N/A	12.10%

August 31, 2010 through September 30, 2010	0.4		1.4	12.16%

October 1, 2010 through December 31, 2010	3.7		10.1	12.09%

Since inception	$76.4		$11.5	N/A

(1)	Includes new deals, additional fundings, refinancings and PIK interest
(2)	Includes scheduled principal payments, prepayments and repayments

During the three months ended December 31, 2010, we recorded net unrealized depreciation of $224,281. This consisted of $208,380 of net unrealized depreciation on debt investments and $15,901 of net unrealized depreciation on equity investments.

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2010, excluding United States Treasury Bills of approximately $27.0 million, and the fair value of our portfolio of investments by asset class as of June 30, 2010, assuming the Full Circle Portfolio Acquisition took place on such date:

	December 31, 2010		June 30, 2010 (pro forma)
	Investment at		Investments at
	Fair Value (dollars in millions)	Percentage of Total Portfolio	Fair Value (dollars in millions)	Percentage of Total Portfolio
Senior Secured Loans	$60.4	92.8%	$52.2	72.1%
Subordinated Secured Loans	4.3	6.6	4.2	5.8
Limited Liability Company Interests	0.3	0.4	0.4	0.6
Warrants	0.1	0.2	0.5	0.7
Private Investment Company	0.0	0.0	15.0	20.8
Total	$65.1	100.0%	$72.3	100.0%

At December 31, 2010 the sixteen borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 45% (i.e., each $45 of loan value outstanding is secured by $100 of collateral value).

At June 30, 2010 the sixteen borrowers whose debt investments are included in the pro forma table above averaged a loan to value ratio of approximately 51% (i.e., each $51 of loan value outstanding is secured by $100 of collateral value).

The following table shows the fair value of our portfolio of investments by industry, as of December 31, 2010, excluding United States Treasury Bills of approximately $27.0 million, and the fair value of our portfolio of investments by industry as of June 30, 2010, assuming the Full Circle Portfolio Acquisition took place on such date:

	December 31, 2010		June 30, 2010 (pro forma)
	Investment at		Investments at
	Fair Value (dollars in millions)	Percentage of Total Portfolio	Fair Value (dollars in millions)	Percentage of Total Portfolio
Cable TV/Broadband Services	$17.5	26.8%	$17.0	23.5%
Information and Data Services	13.0	20.0	13.7	19.0
Outdoor Advertising Services	7.0	10.8	8.4	11.6
Apparel	6.9	10.7	0.0	0.0
Radio Broadcasting	6.3	9.7	6.2	8.5
Information Retrieval Services	5.0	7.7	5.1	7.0
Asset Recovery Services	2.5	3.8	2.4	3.3
Oilfield Services	2.4	3.7	0.0	0.0
Beverages	1.7	2.6	1.5	2.1
Security System Services	1.5	2.2	1.5	2.1
Consumer Financing	1.3	2.0	1.5	2.1
Nondepository Credit Institutions	0.0	0.0	15.0	20.8
Total	$65.1	100.0%	$72.3	100.0%

Portfolio Grading

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of December 31, 2010, our portfolio had a weighted average grade of 3.01, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded.  This was an improvement of 0.20 from the weighted average grade of 3.21 at June 30, 2010, which was based upon the fair value of the debt investments in the portfolio, assuming the Full Circle Portfolio Acquisition took place on such date:

At December 31, 2010, our debt investment portfolio was graded as follows:

	December 31, 2010
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
		(dollars in millions)
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$-	0.00%

2	The portfolio company is performing above expectations and the risk profile is generally favorable.	6,366,597	9.78%

3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	51,523,684	79.16%

4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable	7,198,190	11.06%

5	The investment is performing well below expectations and is not anticipated to be repaid in full.	-	0.00%

		$65,088,471	100.0%

We expect that a portion of our investments will be in grades 4 or 5 from time to time, and, as such, we will be required to work with portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 4 or 5 may fluctuate from period to period.

Results of Operations

Set forth below is a discussion of our results of operations for the three months ended December 31, 2010.

Full Circle Capital was formed on April 16, 2010 and commenced operations on August 31, 2010, so there is no comparable period to compare results of operations for the three months ended December 31, 2010.

Total Investment Income

Total investment income includes interest and dividend income on our investments and other income, which is comprised entirely of fee income for the three months ended December 31, 2010. Fee income consists principally of administrative fees, prepayment fees and unused line fees.

Total investment income for the three months ended December 31, 2010 was $2,678,197. This amount consisted of $2,331,740 of interest income from portfolio investments (which included $79,871 of PIK interest), $153,333 of dividend income and $193,124 of fee income.

Expenses

Gross Operating Expenses for the three months ended December 31, 2010 were $1,330,150.  Net Operating Expenses (offset by the waived portion of the base management fee and the accrual for the expense reimbursement) for the three months ended December 31, 2010 were $1,183,072.

Net Investment Income (Loss)

Net investment income was $1,495,125 for the three months ended December 31, 2010. Net investment income per share was $0.24 for the three months ended December 31, 2010.

Realized Gain (Loss)

Realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. During the three months ended December 31, 2010, we recorded a realized gain of $86,574.  Of this gain, $66,980 was associated with the partial repayment of the loan to Georgia Outdoor Advertising, LLC representing approximately $1,555,000 of their outstanding loan at par on November 1, 2010 following the successful divestiture of a portion of their assets.  Realized gain (loss) per share for the three months ended December 31, 2010 was $0.02.

Change in Unrealized Gain (Loss)

Net unrealized appreciation or depreciation recorded on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.  Change in unrealized gain (loss) per share was ($0.04) for three months ended December 31, 2010.

During the three months ended December 31, 2010, we recorded net unrealized depreciation of $224,281. This consisted of $208,380 of net unrealized depreciation on debt investments and $15,901 of net unrealized depreciation on equity investments.

Set forth below is a discussion of our results of operations for the six months ended December 31, 2010.

Full Circle Capital was formed on April 16, 2010 and commenced operations on August 31, 2010, so there is no comparable period to compare results of operations for the six months ended December 31, 2010.

Total Investment Income

Total investment income includes interest and dividend income on our investments and other income, which is comprised entirely of fee income for the six months ended December 31, 2010. Fee income consists principally of administrative fees, prepayment fees and unused line fees.

Total investment income for the six months ended December 31, 2010 was $3,545,779. This amount consisted of $3,133,944 of interest income from portfolio investments (which included $106,122 of PIK interest), $210,833 of dividend income and $201,002 of fee income.

Expenses

Gross Operating Expenses for the six months ended December 31, 2010 were $1,985,559.  Net Operating Expenses (offset by the waived portion of the base management fee and the accrual for the expense reimbursement) for the six months ended December 31, 2010, were $1,743,871.

As the company commenced operations on August 31, 2010, the expenses for the six months ended December 31, 2010 represent approximately four months of operations, except for organizational expenses of $178,979, which were incurred over the six months ended December  31, 2010 and operating expenses of $18,465, which were incurred in the months of July and August.

Net Investment Income (Loss)

As the company commenced operations on August 31, 2010, the net investment income of $1,801,908 for the six months ended December 31, 2010 represents approximately four months of operations, except for organizational expenses of $178,979, which were incurred over the six months ended December 31, 2010, and operating expenses of $18,465, which were incurred in the months of July and August.  Organizational expenses are not expected to reoccur.  Net investment income per share was $0.30 for the period from August 31, 2010 to December 31, 2010.

Realized Gain (Loss)

Realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. During the six months ended December 31, 2010, we recorded a realized gain of $92,637. Of this gain, $66,980 was associated with the partial repayment of the loan to Georgia Outdoor Advertising, LLC representing approximately $1,555,000 of their outstanding loan at par on November 1, 2010 following the successful divestiture of a portion of their assets.  Realized gain (loss) per share for the period from August 31, 2010 to December 31, 2010 was $0.02.

Change in Unrealized Gain (Loss)

Net unrealized appreciation or depreciation recorded on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.  Change in unrealized gain (loss) per share was ($0.06) for the period from August 31, 2010 to December 31, 2010.

During the six months ended December 31, 2010, we recorded net unrealized depreciation of $330,135. This consisted of $11,238 of net unrealized depreciation on debt investments and $318,897 of net unrealized depreciation on equity investments recognized between the commencement of operations on August 31, 2010 and December 31, 2010.

Liquidity and Capital Resources

At December 31, 2010, we had investments in debt securities of 16 companies, totaling approximately $64.7 million, and equity investments in 5 companies, totaling approximately $0.4 million. The debt investment amount includes approximately $0.11 million in accrued payment-in-kind (“PIK”) interest, which is added to the carrying value of our investments.

Cash provided by operating activities for the six months ended December 31, 2010, consisting primarily of the items described in "Results of Operations," was approximately $5.2 million, reflecting the income resulting from operations, offset by non-cash income related to PIK interest and OID income, changes in working capital and accrued interest receivable. Net cash provided by purchases and sales of investments was approximately $7.3 million, reflecting net additional investments in existing securities, offset by principal repayments.  Such amounts are not inclusive of our purchase of United States Treasury Bills on September 30, 2010 and December 31, 2010.

Our initial public offering closed on September 7, 2010, resulting in the sale of 2,000,000 shares of our common stock at $9.00 per share, and net proceeds to Full Circle Capital of approximately $15.6 million, of which the entire amount was used to reduce outstanding borrowings under the New Credit Facility.

Immediately prior to the Full Circle Portfolio Acquisition, Full Circle Capital entered into the New Credit Facility, a secured revolving credit facility with First Capital. The facility size is $35 million and will expire in January 2012. Under the agreement, base rate borrowings bear interest at LIBOR plus 5.50%. As of December 31, 2010, we had $7.6 million outstanding under the New Credit Facility.

As of December 31, 2010, we had Distribution Notes outstanding of approximately $3.4 million. These senior unsecured notes bear interest at a rate of 8% per annum, are payable quarterly in cash, and mature on February 28, 2014.

Contractual Obligations

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
New Credit Facility (1)	$7.6	$—	$7.6	$—	$—

Distribution Notes	3.4	—	—	3.4	—

Total	$11.0	$—	$7.6	$3.4	$—
_____________________________________
(1) At December 31, 2010, $27.4 million remained unused under the New Credit Facility.

In addition, we have certain obligations with respect to the investment advisory and administration services we receive. See “Overview”. We incurred approximately $898,875 for investment advisory services and $224,512 for administrative services for the six months ended December 31, 2010.

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

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock to date:

Date Declared	Record Date	Payment Date	Amount
Fiscal 2011
February 4, 2011	March 31, 2011	April 15, 2011	$0.225
November 5, 2010	December 31, 2010	January 14, 2011	0.225
July 21, 2010	September 30, 2010	October 15, 2010	0.076	[1]

Total (2011)			$0.526

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

•
The Lotus Fund is an affiliate of First Capital, our lender under the New Credit Facility.  In December 2010, the Lotus Fund redeemed the Company’s interest at Net Asset Value in the amount of $6,000,000.

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

Recent Developments

Dividend

On February 4, 2011, our Board declared a quarterly dividend of $0.225 per share for holders of record at March 31, 2011. This quarterly dividend of $0.225 per share is payable on April 15, 2011.

On January 14, 2011, we issued 27,867 shares of our common stock in connection with the dividend reinvestment plan.

Recent Portfolio Activity

On January 1, 2011, the Company invested an additional $125,000 in Iron City Brewing, LLC (“Iron City”) in accordance with the loan agreement between the Company and Iron City.

On January 5, 2011, the Company invested an additional $125,000 in Icon Groupe, LLC in accordance with the loan agreement between the Company and Icon Groupe, LLC.

On January 10, 2011 the Company’s loans to Exist, Inc., BLSCO Newco, Inc. and Miken Sales, Inc. were paid off in full, at par, in an aggregate amount of $9,710,556, including accrued interest.

On January 31, 2011, Icon Groupe, LLC pre-paid, at par, its loan from the Company, remitting a total of $5,133,525 to the Company for outstanding principal, interest and fees.

On January 31, 2011, Equisearch Acquisition, Inc. (“Equisearch”) extended its loan with the Company through January 31, 2012 at a floating rate equal to 14.00% as of February 9, 2011.  Additionally, Equisearch amended its warrant agreement with the Company, whereby the Company may purchase a 12.5% ownership interest in Equisearch, subject to certain provisions, based on performance, allowing for Equisearch to earn back a portion of this equity.

On February 1, 2011, Georgia Outdoor Advertising, LLC pre-paid, at par, its loan from the Company, remitting a total of $356,484 to the Company for outstanding principal and interest.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December, 2010, 7 debt investments in our portfolio were at a fixed rate, and the remaining 16 debt investments were at variable rates, representing approximately $20 million and $45 million in principal debt, respectively. The majority of our floating rate debt instruments are currently at their floor interest rate.  The variable rates are based upon the Prime rate or LIBOR.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1% increase in the underlying Prime rate or LIBOR, and no other change in our portfolio as of December 31, 2010. We have also assumed $11.0 million of outstanding borrowings, with $7.6 million of outstanding borrowings having a floating rate based upon LIBOR. Under this analysis, net investment income would decrease by approximately $0.1 million annually. If we had instead assumed a 1% decrease in the underlying Prime rate or LIBOR, net investment income would increase correspondingly by approximately $0.1 million annually. Although management believes that this analysis is indicative of our existing interest rate sensitivity at December 31, 2010, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

As of December 31, 2010, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Full Circle Advisors’ investment team presently manages Full Circle Funding, LP, a specialty lender serving smaller and lower middle-market companies that has originated approximately $216 million in loans and investments in 42 distinct borrowers since its inception in 2005. In addition, our executive officers and directors, as well as the current and future members of our investment adviser, Full Circle Advisors, may serve as officers, directors or principals of other entities that operate in the same or a related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations may not be in the best interests of us or our stockholders. Although the existing investment funds managed by Full Circle Funding, LP, which currently consist of the Legacy Funds, are no longer making investments, any affiliated investment vehicle formed in the future and managed by our investment adviser or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, Full Circle Advisors may face conflicts in allocating investment opportunities between us and such other entities. Although Full Circle Advisors will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by our investment adviser or an investment manager affiliated with our investment adviser. In any such case, when Full Circle Advisors identifies an investment, it will be forced to choose which investment fund should make the investment. Full Circle Advisors has implemented an allocation policy to ensure the equitable distribution of such investment opportunities consistent with the requirements of the 1940 Act.

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

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted, as a business development company, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. As of December 31, 2010, we had approximately $3.4 million of Distribution Notes outstanding, and had approximately $7.6 million outstanding and an additional $27.4 million of borrowing available under the New Credit Facility. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

The material financial terms of the Distribution Notes and the New Credit Facility are as follows:

	Distribution Notes	New Credit Facility
Approximate Principal Amount at December 31, 2010	$3.4 million (1)	$7.6 million (2)
Interest Rate	8%	LIBOR + 5.50%
Maturity Date	February 2014 (3)	January 2012

(1)	Reflects approximate total principal amount of Distribution Notes outstanding as of December 31, 2010.

(2)	Reflects approximate total amount of borrowings outstanding as of December 31, 2010.

(3)	Subject to redemption by us at our election.

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

Senior Secured Loans .  There is a risk that the collateral securing our loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital, and, in some circumstances, our lien could be subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the loan. Consequently, the fact that a loan is secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or at all, or that we will be able to collect on the loan should we be forced to enforce our remedies.

Mezzanine Loans .  Our mezzanine debt investments are generally subordinated to senior loans and are generally unsecured. As such, other creditors may rank senior to us in the event of an insolvency, which could likely in many cases result in a substantial or complete loss on such investment in the case of such insolvency. This may result in an above average amount of risk and loss of principal.

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

Most of the loans in which we invest are not structured to fully amortize during their lifetime. Accordingly, if a borrower has not previously pre-paid its loan to us, a significant portion of the principal amount due on such a loan may be due at maturity. As of December 31, 2010, approximately 98% of the Level 3 debt instruments in our portfolio, on a fair value basis, will not fully amortize prior to maturity. In order to create liquidity to pay the final principal payment, borrowers typically must raise additional capital. If they are unable to raise sufficient funds to repay us or we have not elected to enter into a new loan agreement providing for an extended maturity, the loan will go into default, which will require Full Circle Capital to foreclose on the borrower’s assets, even if the loan was otherwise performing prior to maturity. This will deprive Full Circle Capital from immediately obtaining full recovery on the loan and prevent or delay the reinvestment of the loan proceeds in other, more profitable investments.

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

Capital markets have recently been in a period of disruption and instability. These market conditions have materially and adversely affected debt and equity capital markets in the United States and abroad, which had, and may in the future have, a negative impact on our business and operations.

The global capital markets have recently been in a period of disruption as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of certain major financial institutions. Despite actions of the United States federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. These conditions could continue for a prolonged period of time or worsen in the future. While these conditions persist, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. Equity capital may be difficult to raise because as a business development company we are generally not able to issue additional shares of our common stock at a price less than net asset value. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments. In addition, significant changes in the capital markets, including the recent extreme volatility and disruption, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition or results of operations.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

During portions of 2010, the economy was in the midst of a recession and in a difficult part of a credit cycle. Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record the values of our investments. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments at fair value. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt that we hold. We may incur additional expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided significant managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt holding and subordinate all or a portion of our claim to that of other creditors.

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

Our portfolio may hold a limited number of portfolio companies. For example, the 5 largest investments in our portfolio as of December 31, 2010 represented 57% of the fair value of our portfolio, excluding our investment in United States Treasury Bills. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments may be concentrated in relatively few companies. As our portfolio is less diversified than the portfolios of some larger funds, we are more susceptible to failure if a single loan fails. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.

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

As of December 31, 2010, our investments in the business services industry (such as companies that provide services related to data and information, information retrieval or asset recovery) represented approximately 32% of the fair value of our portfolio, our investments in the communications industry (such as companies that perform residential security alarm monitoring or provide digital video satellite and broadband service to multiple dwelling units) represented approximately 29% of the fair value of our portfolio, and our investments in the media industry (such as outdoor advertising or radio broadcasting companies) represented approximately 20% of the fair value of our portfolio. In addition, we may from time to time invest a relatively significant percentage of our portfolio in industries we do not necessarily target. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

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

As of December 31, 2010, we had approximately $3.4 million of Distribution Notes outstanding, and had approximately $7.6 million outstanding and an additional $27.4 million of borrowing available under the New Credit Facility.

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

While we did not engage in unregistered sales of equity securities during the three months ended December 31, 2010, we issued a total of 27,866 shares of common stock under our dividend reinvestment plan on January 14, 2010. These issuances are not subject to the registration requirements of the Securities Act of 1933. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $242,000.

The following table reflects the history of shares issued under the dividend reinvestment plan:

Record Date/Issuance Date	Shares Issued	(in ‘000s)	% of Dividend

December 31, 2010/January 14, 2011	27,866	$242	17.3%

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Reserved

[Intentionally left blank]

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement**
3.2	Bylaws*
4.1	Form of Common Stock Certificate*
4.2	Form of Note Agreement for Senior Unsecured Notes*
4.3	Form of Senior Unsecured Note*
10.1	Form of Dividend Reinvestment Plan*
10.2	Form of Second Amended and Restated Loan and Security Agreement by and between the Registrant and FCC, LLC d/b/a First Capital**
10.3	Investment Advisory Agreement by and between Registrant and Full Circle Advisors, LLC*
10.4	Administration Agreement by and between Registrant and Full Circle Service Company, LLC*
10.5	Form of Indemnification Agreement by and between Registrant and each of its directors*
10.6	Trademark License Agreement by and between Registrant and Full Circle Advisors, LLC*
10.7	Form of Purchase and Sale Agreement by and between Registrant, Full Circle Partners, LP, Full Circle Fund, Ltd., Full Circle Offshore, LLC, and FCC, LLC d/b/a First Capital**
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Previously filed in connection with Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-166302) filed on August 5, 2010.
**	Previously filed in connection with Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File No. 333-166302) filed on August 26, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL CIRCLE CAPITAL CORPORATION

Date: February 9, 2011	By:	/s/ John E. Stuart
John E. Stuart, Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 9, 2011	By:	/s/ William E. Vastardis
William E. Vastardis, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)