Form 10-Q
period 2011-03-31
Full Circle Capital Corp
filed 2011-05-10
CIK 1490013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2011

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of May 10, 2011 was 6,219,382.

FULL CIRCLE CAPITAL CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3

	Consolidated Statements of Assets and Liabilities as of March 31, 2011 and June 30, 2010	3

	Consolidated Statements of Operations for the three and nine months ended March 31, 2011	4

	Consolidated Statement of Changes in Net Assets for the nine months ended March 31, 2011	5

	Consolidated Statement of Cash Flows for the nine months ended March 31, 2011	6

	Consolidated Schedule of Investments as of March 31, 2011	7

	Notes to Consolidated Financial Statements as of March 31, 2011	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

	Forward-Looking Statements	22

	Overview	22

	Critical Accounting Policies	23

	Current Market Conditions and Market Opportunity	26

	Portfolio Composition and Investment Activity	26

	Results of Operations	28

	Liquidity and Capital Resources	30

	Recent Developments	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	48

Item 4.	Reserved	48

Item 5.	Other Information	48

Item 6.	Exhibits	48

SIGNATURES		49

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

		March 31,	June 30,
		2011 (Unaudited)	2010 (Audited)
Assets
Current Assets
Affiliate Investments at Fair Value (Cost of $6,981,747
and $ -)	(NOTE 2, 10)	$6,911,286	$-
Investments at Fair Value (Cost of $79,626,685 and $ -)	(NOTE 2, 10)	78,978,586	-
Control investments at Fair Value (Cost of $1,392,954 and $ -)	(NOTE 2, 10)	730,238	-
Cash		27,451	1,455
Funds on Deposit		2,227,889	-
Interest Receivable	(NOTE 2)	673,517	-
Dividends Receivable		1,100	-
Due from Affiliate	(NOTE 5)	321,000	-
Prepaid Expenses		90,054	-
Other Current Assets		177,591	-
Deferred Offering Expenses		-	425,463

Total Current Assets		90,138,712	426,918

Long Term Assets
Deferred Credit Facility Fees		50,000	-

Total Long Term Assets		50,000	-

Total Assets		90,188,712	426,918

Liabilities
Current Liabilities
Due to Affiliate	(NOTE 5)	645,543	-
Accounts Payable		59,624	-
Accrued Liabilities		79,890	-
Due to Broker		26,999,595	-
Dividends Payable		1,399,361	-
Interest Payable		25,157	-
Other Current Liabilities		437,219	-
Accrued Offering Expenses		-	425,463
Accrued Organizational Expenses		20,003	12,500

Total Current Liabilities		29,666,392	437,963

Long Term Liabilities
Distribution Notes	(NOTE 8)	3,404,583	-

Total Long Term Liabilities		3,404,583	-

Total Liabilities		33,070,975	437,963

Net Assets		$57,117,737	$(11,045)
Components of Net Assets
Common Stock, par value $0.01 per share
(100,000,000 authorized; 6,219,382 and 100 issued
and outstanding, respectively)		$62,194	$1
Paid-in capital in excess of par		58,204,411	1,499
Overdistributed Net Investment Income		(112,009)	-
Accumulated Net Realized Gains (Losses)		344,417	-
Accumulated Net Unrealized Gains (Losses)		(1,381,276)	-
Deficit accumulated during development stage		-	(12,545)
Net Assets		$57,117,737	$(11,045)
Net Asset Value Per Share		$9.18	$(110.45)

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three months ended March 31, 2011	Nine months ended March 31, 2011
Investment Income
Interest Income		$1,492,929	4,295,839
Interest Income from affiliate		441,640	772,674
Dividend Income		2,092	2,092
Dividend Income from affiliate		-	210,833
Other Income	(NOTE 2)	307,689	508,691
Other Income from affiliate	(NOTE 2)	61,073	61,073

Total Investment Income		2,305,423	5,851,202

Operating Expenses
Management Fee	(NOTE 5)	250,194	661,607
Incentive Fee	(NOTE 5)	348,612	836,074
Total Advisory Fees		598,806	1,497,681

Allocation of Overhead Expenses	(NOTE 5)	90,270	210,630
Interest Expense	(NOTE 8)	83,365	413,884
Directors’ Fees		30,625	85,857
Administration Fees	(NOTE 5)	78,115	182,267
Officers’ Compensation	(NOTE 5)	32,361	75,472
Professional Services Expense		89,080	209,205
Bank Fees		12,866	29,756
Other		102,127	219,443
Organizational Expenses	(NOTE 2)	-	178,979

Total Gross Operating Expenses		1,117,615	3,103,174

Management Fee Waiver and Expense Reimbursement		(173,827)	(415,515)

Total Net Operating Expenses		943,788	2,687,659

Net Investment Income (Loss)		1,361,635	3,163,543
Change in Unrealized Gain (Loss)		(1,051,141)	(1,381,276)
Realized Gain (Loss)		251,780	344,417

Net Increase (Decrease) in Net Assets Resulting from Operations		$562,274	2,126,684

Earnings (loss) per common share	(NOTE 4)	$0.09	0.44
Weighted average shares of common stock outstanding		6,215,047	4,820,864

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (Unaudited)

Nine months ended
March 31, 2011
Increase (Decrease) in Net Assets Resulting from Operations:
Net Investment Income (Loss)	$3,163,543
Change in Unrealized Gain (Loss)	(1,381,276)
Realized Gain (Loss)	344,417

Net Increase (Decrease) in Net Assets Resulting from Operations	2,126,684

Dividends to Shareholders	(3,263,007)

Capital Share Transactions:
Issuance of Common Stock	59,317,172
Less Offering Costs	(1,052,067)

Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	58,265,105

Total Increase (Decrease) in Net Assets	57,128,782
Net Assets at Beginning of Period	(11,045)

Net Assets at End of Period	$57,117,737

Capital Share Activity:
Shares issued	6,219,282
Shares Outstanding at Beginning of Period	100

Shares Outstanding at End of Period	6,219,382

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Nine months ended
		March 31, 2011
Cash Flows from Operations:
Net Increase (Decrease) in Net Assets Resulting from Operating Activities		$2,126,684
Adjustments to reconcile Net Increase (Decrease) in Net Assets Resulting from
Operations to Net Cash Provided by Operating Activities
Purchases of Investments		(101,177,673)
Proceeds from Sale or Refinancing of Investments		86,400,367
Realized (Gain) Loss		(344,417)
Change in Unrealized (Gain) Loss		1,381,276
Amortization of Discount		(599,607)
Change in Operating Assets and Liabilities
Funds on Deposit		(2,227,889)
Interest Receivable		(2,255)
Dividends Receivable		142,650
Due from Affiliate		(321,000)
Prepaid Expenses		(90,054)
Other Current Assets		(94,947)
Deferred Credit Facility Fees		(50,000)
Due to Affiliate		645,543
Accounts Payable		59,624
Accrued Liabilities		79,890
Due to Broker		26,999,595
Interest Payable		25,157
Other Current Liabilities		151,561
Accrued Organizational Expenses		(51,281)

Net Cash Provided by Operating Activities		13,053,224

Cash Flows from Financing Activities:
Borrowings Under Credit Facility		31,668,837
Payments Under Credit Facility		(59,144,575)
Dividends Paid to Shareholders		(1,622,040)
Accrued Offering Expenses		(579,196)
Net Proceeds From Shares Issued		16,649,993

Net Cash Used in Financing Activities		(13,027,228)

Total Increase in Cash		25,996
Cash Balance at Beginning of Period		1,455
Cash Balance at End of Period		$27,451

Supplemental Disclosure of Non-Cash Financing Activity:

Assets Purchased for Shares	(NOTE 6)	$73,306,379
Debt Issued to Purchase Shares	(NOTE 6)	$(30,880,815)
Dividends Declared, not yet Paid		$1,399,361
27,867 Shares Issued in Connection with Dividend Reinvestment Plan		$241,606

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest		$388,727

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)
March 31, 2011

Description 1,2	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Attention Transit Advertising Systems, LLC	Outdoor
Senior Secured Loan, 13.50%, 11/1/2012	Advertising Services	$2,244,056	$2,188,378	$2,143,074	3.75%

Blackstrap Broadcasting, LLC	Radio
Senior Secured Loan, 5.00%, 9/25/2011	Broadcasting	$3,000,000	2,760,916	2,821,050	4.94%
Subordinated Secured Loan, 16.00%, 9/25/2012		$3,500,000	3,476,465	3,500,000	6.13%
Totals			6,237,381	6,321,050	11.07%

Equisearch Acquisition, Inc.	Asset Recovery
Senior Secured Loan, 14.00%, 1/31/2012	Services	$2,276,054	2,276,054	2,200,944	3.85%
Warrants for 47.9056 shares (at a $0.01 strike price), expire 01/31/2016		48	225,000	27,500	0.05%
Totals			2,501,054	2,228,444	3.90%

Iron City Brewing, LLC	Beverages
Senior Secured Loan, 19.76%, 7/31/2011		$521,666	521,666	521,666	0.91%
Warrants for 148 Membership Units (at a $0.01 strike price), expire 08/10/20133		148	-	-	0.00%
Totals			521,666	521,666	0.91%

MDU Communications (USA) Inc.	Cable TV
Senior Secured Loan – Tranche A, 11.85%, 6/30/2011	Broadband Services	$5,000,000	5,000,000	5,000,000	8.75%
Senior Secured Loan - Tranche C, 9.75%, 6/30/2011		$250,000	250,000	250,000	0.44%
Senior Secured Loan - Tranche D, 8.75%, 6/30/2011		$1,480,000	1,480,000	1,480,000	2.59%
Warrants for 37,500 shares (at a $6.00 strike price), expire 6/30/2013		37,500	298	1,250	0.00%
Warrants for 30,476 shares (at a $8.20 strike price), expire 9/11/2011		30,476	-	-	0.00%
Totals			6,730,298	6,731,250	11.78%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) (Continued)
March 31, 2011

Description 1,2	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value

Texas Westchester Financial, LLC4	Consumer
Limited Liability Company Interests	Financing	14,407	$1,392,954	$730,238	1.28%

The Selling Source, LLC	Information and
Senior Secured Loan, 12.00%, 12/21/2012	Data Services	$6,166,597	6,166,597	6,166,597	10.80%

US Path Labs, LLC	Healthcare
Senior Secured Loan, 13.00%, 8/31/2012	Services	$1,250,000	1,234,375	1,234,375	2.16%

VaultLogix, LLC	Information
Senior Secured Loan, 12.00%, 9/4/2011	Retrieval Services	$5,000,000	4,897,830	4,972,500	8.71%
Warrants for 1.518% Ownership, (at a $307.855 strike price), expire 9/4/2013		3,439	56,147	47,699	0.08%
Totals			4,953,977	5,020,199	8.79%

West World Media, LLC 5,6	Information and
Senior Secured Loan*, 15.00%, 12/31/2011	Data Services	$6,793,168	6,551,247	6,477,286	11.34%
Limited Liability Company Interests		85,210	430,500	434,000	0.76%
Totals			6,981,747	6,911,286	12.10%

Ygnition Networks, Inc.	Cable TV
Senior Secured Loan - Tranche A, 12.25%, 7/6/2011	Broadband Services	$3,750,000	3,736,296	3,590,625	6.29%
Senior Secured Loan - Tranche B, 11.75%, 7/6/2011		$2,500,000	2,487,216	2,380,000	4.17%
Senior Secured Loan - Tranche C, 11.75%, 7/6/2011		$2,500,000	2,487,216	2,380,000	4.17%
Senior Secured Loan - Tranche D, 11.25%, 7/6/2011		$2,390,331	2,382,690	2,262,448	3.96%
Totals			11,093,418	10,613,073	18.59%

United States Treasury
United States Treasury Bill** 0.02%, 4/28/2011		$27,000,000	26,999,594	26,998,945	47.27%
United States Treasury Bill** 0.03%, 4/15/2011		$5,000,000	4,999,947	4,999,913	8.75%
Totals			31,999,541	31,998,858	56.02%

Money Market Funds
Federated Prime Value Obligations Fund		$3,000,000	3,000,000	3,000,000	5.25%
Western Asset Institutional Liquid Reserves		$3,000,000	3,000,000	3,000,000	5.25%
Totals			6,000,000	6,000,000	10.50%

Total Investments			$88,001,386	$86,620,110	151.65%
See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) (Continued)
March 31, 2011

The following table shows the fair value of our portfolio of investments by industry, as of March 31, 2011, excluding United States Treasury Bills and Money Market Funds of approximately $38 million.

	March 31, 2011
	Investment at
	Fair Value (dollars in millions)	Percentage of Net Assets
Cable TV/Broadband Services	$17.4	30.4%
Information and Data Services	13.1	22.9
Radio Broadcasting	6.3	11.1
Information Retrieval Services	5.0	8.8
Asset Recovery Services	2.2	3.9
Outdoor Advertising Services	2.2	3.7
Healthcare Services	1.2	2.1
Consumer Financing	0.7	1.3
Beverages	0.5	0.9
Total	$48.6	85.1%

1         Our investments are acquired in private transactions exempt from registration under the Securities Act of 1933, therefore are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act of 1933.

2         A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to LIBOR or the U.S. prime rate, and which is reset daily, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2011.

3         A portion of Full Circle Capital Corporation’s warrants in Iron City Brewing, LLC is held through its wholly-owned subsidiary Full Circle ICB, Inc.  The remainder of the warrants are held directly by Full Circle Capital Corporation.

4         Denotes a Control Investment. “Control Investments” are investments in those companies that are “Control Investments” of the Company, as defined in the Investment Company Act of 1940.  The Company is deemed to be a “Control Investment” of a company in which it has invested if it owns more than 25% of the voting securities of such company.

5         Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the Investment Company Act of 1940, which are not “Control Investments.”  The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company.

6         A portion of Full Circle Capital Corporation’s investments in West World Media, LLC is held through its wholly-owned subsidiary Full Circle West, Inc.  The remainder of the LLC interests are held directly by Full Circle Capital Corporation.

*	Investment contains a partial payment in kind (“PIK”) feature.

**	Interest rate shown reflects yield to maturity at time of purchase.

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2011

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
March 31, 2011

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

The availability of valuation techniques and observable inputs can vary from investment to investment and is affected by a wide variety of factors including, the type of investment, whether the investment is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the Board in determining fair value is greatest for investments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls, is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many securities. This condition could cause an investment  to be reclassified to a lower level within the fair value hierarchy.

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
March 31, 2011

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

Investments in Private Companies

The Board determines the fair value of its investments in private companies by incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable transactions, and performance multiples, among other factors, including third party valuation agents. These nonpublic investments are included in Level 3 of the fair value hierarchy.

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

Structuring fees, excess deal deposits, prepayment fees and similar fees are recognized as Other Income as earned, usually when paid. Other fee income, including annual fees and monitoring fees are included in Other Income.  Income from such sources was $368,762 and $569,764 for the three and nine months ended March 31, 2011, respectively.  Fee income consists principally of administrative fees, prepayment fees, structuring fees and unused line fees.

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
March 31, 2011

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

Organizational Expenses and Offering Costs

A portion of the net proceeds of the Company’s initial public offering was used for organizational and offering expenses of approximately $191,479 and $1,052,067, respectively.  Organizational expenses were expensed as incurred.  The Company incurred $178,979 of organizational expenses for the nine months ended March 31, 2011, with an additional $12,500 being incurred during prior periods.  Offering costs were charged against paid-in capital in excess of par.  All organizational and offering costs were borne by the Company.

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

Note 4. Earnings (Loss) per Common Share

The following information sets forth the computation of basic and diluted income (loss) per common share for the three and nine months ended March 31, 2011.

	Three months ended March 31, 2011	Nine months ended March 31, 2011

Per Share Data (1) :
Net Increase (Decrease) in Net Assets Resulting from Operations	$562,274	2,126,684

Average weighted shares outstanding for period	6,215,047	4,820,864

Basic and diluted earnings (loss) per common share	$0.09	0.44

(1)	Per share data based on weighted average shares outstanding.

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
March 31, 2011

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

The total base management fees earned by the Adviser for the three and nine month periods ended March 31, 2011 were $250,194 and $661,607, respectively. After adjusting for the waivers of $35,742 and $94,515, respectively, the total base management fee payable to the Adviser at March 31, 2011 was $213,271, after reflecting payment of $353,821 during the period, and is included in the Consolidated Statement of Assets and Liabilities in Due to Affiliate.

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
March 31, 2011

Income incentive fees of $348,612 and $836,074 were earned by the Adviser for the three month and nine month periods ended March 31, 2011 and the total income incentive fee payable to the Adviser at March 31, 2011 was $342,002, after reflecting payment of $494,072 during the period, and is included in the Consolidated Statement of Assets and Liabilities in Due to Affiliate.  For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized and unrealized capital appreciation. As of March 31, 2011, there is no accrual.

The Adviser has agreed to reimburse the Company for any operating expenses, excluding interest expenses, investment advisory and management fees, and organizational and offering expenses, in excess of 2% of our net assets for the first twelve months following the completion of the initial public offering, which occurred on August 31, 2010.  This agreement is in effect through August 31, 2011, and equates to an accrual offset against the Advisor’s management fee of $138,085 and $321,000 for the three and nine month periods ended March 31, 2011, respectively.

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
March 31, 2011

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

For the three months ended March 31, 2011 the Company incurred $168,385 of expenses under the Administration Agreement, $78,115 of which was earned by the Sub-Administrator.  The remaining $90,270 was recorded as an Allocation of Overhead Expenses to the Administrator in the Statement of Operations.

For the nine months ended March 31, 2011 the Company incurred $392,897 of expenses under the Administration Agreement, $182,267 of which was earned by the Sub-Administrator.  The remaining $210,630 was recorded as an Allocation of Overhead Expenses to the Administrator in the Statement of Operations.

The Administrator and Adviser did not begin charging Administration and Advisory fees to the Company until August 31, 2010, the date of the initial public offering and commencement of operations of the Company.

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance.  With regards to the Control Investment in Texas Westchester Financial, LLC, the Company has provided managerial assistance during the period.  No fees were charged for such service.  As of March 31, 2011, none of the other portfolio companies had accepted our offer for such services.

Note 6. Equity Offerings and Related Expenses and Other Stock Issuances

During the nine months ended March 31, 2011, we issued 6,219,282 shares of our common stock through an initial public offering, a private placement, and our dividend reinvestment plan. Offering expenses were charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.  The proceeds raised, the related underwriting fees, the offering expenses, and the price at which common stock was issued since inception are detailed in the following table:

Issuances of Common Stock	Number of Shares Issued		Gross Proceeds Raised	Underwriting Fees	Offering Expenses	Offering Price
April 16, 2010	100		$1,500	-	-	$15.00 per/share
August 31, 2010	4,191,415	(1)	$42,425,564	-	-	$10.13 per/share	(2)
August 31, 2010	2,000,000		$18,000,000	$1,350,000	$1,052,067	$9.00 per/share
January 14, 2011	27,867	(3)	$241,606	-	-	$8.67 per/share

(1)          Includes 403,662 shares that were issued on September 30, 2010 upon the expiration of the overallotment option granted to the underwriters in connection with our initial public offering. Such shares were deemed to be outstanding at August 31, 2010.

(2)           Based on weighted average price assigned to shares.

(3)           Issued pursuant to the Company’s dividend reinvestment plan.

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
March 31, 2011

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

Note 7. Financial Highlights

	For the three months ended March 31, 2011		For the period from August 31, 2010 (commencement of operations) to March 31, 2011
Per Share Data (1) :
Net asset value at beginning of period	$9.32		$9.40
Offering costs	(0.00)		(0.04)
Net investment income	0.22		0.52
Change in unrealized gain (loss)	(0.17)		(0.23)
Realized gain (loss)	0.04		0.06
Dividends declared	(0.23)		(0.53)
Net asset value at end of period	$9.18		$9.18

Per share market value at end of period	$8.00		$8.00
Total return based on market value	(5.29	)%(4)	(5.22	)%(2)
Total return based on net asset value	0.97	%(4)	3.30	%(2)
Shares outstanding at end of period	6,219,382		6,219,382
Average weighted shares outstanding for period	6,215,047		6,201,458

Ratio / Supplemental Data:
Net assets at end of period	$57,117,737		$57,117,737
Average net assets	$57,415,476		$57,600,498
Annualized ratio of gross operating expenses to average net assets (3)	7.89%		8.82%
Annualized ratio of net operating expenses to average net assets (3)	6.67%		7.59%
Annualized ratio of net investment income to average net assets (3)	9.62%		9.82%

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
March 31, 2011

(1)	Financial highlights are based on average weighted shares outstanding.
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

(3)
Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment income (loss) to average net assets are adjusted accordingly.  Non-recurring expenses were not annualized.  For the period from August 31, 2010 to March 31, 2011 the Company incurred $102,609 of Organizational Expenses, which were deemed to be non-recurring. For the three months ending March 31, 2011, the Company did not incur any Organizational Expenses.

(4)
Total return based on market value is based on the change in market price per share during the three months ending March 31, 2011. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.

Note 8. Long Term Liabilities

 Line of Credit

On August 31, 2010, the Company entered into a secured revolving credit facility (the “Credit Facility”) with First Capital. The facility size is $35 million and will expire in January 2012. Under the agreement, base rate borrowings bear interest at LIBOR (0.24345% at March 31, 2011) plus 5.50%. The Credit Facility is secured by all of the assets of the Company. Under the Credit Facility, the Company is required to satisfy several financial covenants, including maintaining a minimum level of stockholders’ equity, a maximum level of leverage and minimum asset coverage and interest coverage ratios. In addition, the Company is required to comply with other general covenants, including with respect to indebtedness, liens, restricted payments and mergers and consolidations.  At March 31, 2011, the Company had a debit balance of $1,722,351 on the Credit Facility which is included in Funds on Deposit in the Consolidated Statement of Assets and Liabilities.

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

The following table presents information about the Company’s assets measured at fair value as of March 31, 2011:

	Level 1	Level 2	Level 3	Total
Assets

Senior and Subordinated Loans, at fair value	$-	$-	$47,380,565	$47,380,565

US Treasury Securities, at fair value	31,998,858	-	-	31,998,858

Money Market Funds, at fair value	6,000,000	-	-	6,000,000

Investments in private companies, at fair value	-	-	1,164,238	1,164,238

Investments in securities, at fair value	-	-	76,449	76,449
	$37,998,858	$-	$48,621,252	$86,620,110

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
March 31, 2011

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

Changes in Level 3 assets measured at fair value for the three months ended March 31, 2011 are as follows:

	LEVEL 3
							Change in
							Unrealized
							Gains (Losses)
	Beginning		Realized &			Ending	for Investments
	Balance	Accretion of	Unrealized		Sales	Balance	still held at
	January 1,	Original Issue	Gains		And	March 31,	March 31,
	2011	Discount	(Losses)	Purchases	Settlements	2011	2011
Assets

Senior and Subordinated Loans, at fair value	$64,695,423	$248,807	$(252,922)	$2,621,218	$(19,931,961)	$47,380,565	$(504,702)

Investments in private company, at fair value	259,500		(488,216)	1,392,954	-	1,164,238	(488,216)

Investments in securities, at fair value	133,548		(57,099)	-	-	76,449	(57,099)
	$65,088,471	$248,807	$(798,237)	$4,014,172	$(19,931,961)	$48,621,252	$(1,050,017)

Realized and unrealized gains and losses are included in realized gain (loss) and change in unrealized gain (loss) in the consolidated staement of operations. The change in unrealized gains (losses) for Level 3 investments still held at March 31, 2011 of ($1,050,017) is included in change in unrealized gain (loss) in the consolidated statement of operations for the three months ended March 31, 2011.

Changes in Level 3 assets measured at fair value for the nine months ended March 31, 2011 are as follows:

	LEVEL 3
							Change in
							Unrealized
							Gains (Losses)
	Beginning		Realized &			Ending	for Investments
	Balance	Accretion of	Unrealized		Sales	Balance	still held at
	July 1,	Original Issue	Gains		And	March 31,	March 31,
	2010	Discount	(Losses)	Purchases	Settlements	2011	2011
Assets

Senior and Subordinated Loans, at fair value	$-	$601,822	$(172,118)	$78,351,358	$(31,400,497)	$47,380,565	$(514,381)

Investments in private company, at fair value	-		(659,216)	1,823,454	-	1,164,238	(659,216)

Investments in securities, at fair value	-		(204,996)	281,445	-	76,449	(206,996)
	$-	$601,822	$(1,036,330)	$80,456,257	$(31,400,497)	$48,621,252	$(1,380,593)

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
March 31, 2011

Realized and unrealized gains and losses are included in realized gain (loss) and change in unrealized gain (loss) in the consolidated statements of operations.  The change in unrealized gains (losses) for Level 3 investments still held at March 31, 2011 of ($1,380,593) is included in change in unrealized gain (loss) in the consolidated statement of operations for the nine months ended March 31, 2011.

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

Volume of Derivative Activities

At March 31, 2011, the notional amounts and number of warrants, categorized by primary underlying risk, are as follows:

	Long Exposure
	Notional	Number of
	Amounts	Warrants
Primary Underlying Risk
Equity Price
Warrants (a)	$553,087	71,611

(a)	Notional amounts presented for warrants are based on the fair value of the underlying shares as if the warrants were exercised at March 31, 2011.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)
March 31, 2011

Note 11. Recently Issued Accounting Standards

On January 21, 2010, the FASB issued an ASU, Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements, which provides guidance on how investment assets and liabilities are to be valued and disclosed. Specifically, the amendment requires reporting entities to disclose i) the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements, for Level 2 or Level 3 positions, ii) transfers between all levels (including Level 1 and Level 2) will be required to be disclosed on a gross basis (i.e. transfers out must be disclosed separately from transfers in) as well as the reason(s) for the transfers and iii) purchases, sales, issuances and settlements must be shown on a gross basis in the Level 3 rollforward rather than as one net number. The effective date of the ASU is for interim and annual periods beginning after December 15, 2009, and the requirement to provide the Level 3 activity for purchases, sales, issuances and settlements on a gross basis is effective for interim and annual periods beginning after December 15, 2010. At this time Management believes that ASC 820 has been fully implemented in the Consolidated Financial Statements.

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

Note 12. Subsequent Events

Dividend

On May 6, 2011, our Board declared a quarterly dividend of $0.225 per share payable July 15, 2011 for holders of record at June 30, 2011.

Recent Portfolio Activity

On May 3, 2011, the Company invested an additional $1,250,000 in US Path Labs, LLC (“US Path Labs”) in accordance with the loan agreement between the Company and US Path Labs.

Note 13. Selected Quarterly Financial Data (Unaudited)

	Total Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)
September 30, 2010	$867,582	$0.42	$306,783	$0.15	$(99,791)	$(0.05)	$206,992	$0.10
December 31, 2010	$2,678,197	$0.43	$1,495,125	$0.24	$(137,707)	$(0.02)	$1,357,418	$0.22
March 31, 2011	$2,305,423	$0.37	$1,361,635	$0.22	$(799,361)	$(0.13)	$562,274	$0.09

(1)	Per share amounts are calculated using weighted average shares during the period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes and schedules thereto appearing elsewhere in this quarterly report on Form 10-Q, as well as the sections entitled “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes and schedules thereto included in our Annual Report on Form 10-K for the period ended June 30, 2010.

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

Except as otherwise specified, references to “Full Circle Capital,” “the Company,” “we,” “us” and “our” refer to Full Circle Capital Corporation.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this quarterly report on Form 10-Q.

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

Investments in Private Companies

The Company’s Board of Directors determines the fair value of its investments in private companies by incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable transactions, and performance multiples, among other factors, including third party valuation agents. These nonpublic investments are included in Level 3 of the fair value hierarchy.

Warrants

The Company’s Board of Directors will ascribe value to warrants based on fair value analyses that can include discounted cash flow analyses, option pricing models, comparable analyses and other techniques as deemed appropriate.

Fair Value

 The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC Topic 820 at March 31, 2011 were as follows:

	Level 1	Level 2	Level 3	Total
Assets

Senior and Subordinated Loans, at fair value	$-	$-	$47,380,565	$47,380,565

US Treasury Securities, at fair value	31,998,858	-	-	31,998,858

Money Market Funds, at fair value	6,000,000	-	-	6,000,000

Investments in private companies, at fair value	-	-	1,164,238	1,164,238

Investments in securities, at fair value	-	-	76,449	76,449
	$37,998,858	$-	$48,621,252	$86,620,110

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

The primary investment activity in the nine months ended March 31, 2011 was the purchase of the Legacy Portfolio on August 31, 2010 which coincided with the commencement of operations on that date. The investments included in the Legacy Portfolio had a collective fair value of approximately $72.3 million as of June 30, 2010, as determined by our Board of Directors. Accordingly, the results for the nine months ended March 31, 2011 relating to portfolio activity primarily cover seven months of operations commencing on August 31, 2010.

In March 2011, the Company made a new investment in US Path Labs, LLC.  US Path Labs, LLC may borrow up to an aggregate of $2,500,000 under the terms of the loan agreement, which matures August 31, 2012.  The Company initially provided $1,250,000 in capital to US Path Labs, LLC pursuant to a senior secured loan bearing interest at LIBOR plus 12.25%, and provided an additional $1,250,000 pursuant to the same senior secured loan on May 3, 2011.

Additionally, borrowers drew on existing loan facilities in an amount of $1,485,488.  Repayments and amortization of principal under existing loan facilities and loan and investment realizations totaled $18,637,652, including:

•	On January 10, 2011 the Company’s loans to Exist, Inc., BLSCO Newco, Inc. and Miken Sales, Inc. were paid off in full, at par, in an aggregate amount of $9,710,556, including accrued interest.

•	On January 31, 2011, Icon Groupe, LLC pre-paid, at par, its loan from the Company, remitting a total of $5,133,525 to the Company for outstanding principal, interest and fees.

•	On February 1, 2011, Georgia Outdoor Advertising, LLC pre-paid, at par, its loan from the Company, remitting a total of $356,484 to the Company for outstanding principal and interest.

•	On February 15, 2011, Verifier Capital LLC/Verifier Capital Limited pre-paid, at par, its loan from the Company, remitting a total of $1,522,000 for outstanding principal, interest and fees.

The following is a summary of our investment activity:
Time Period	Acquisitions (1) (dollars in millions)	Dispositions (2) (dollars in millions)		Weighted Average Interest Rate of Portfolio at End of Period
Legacy Portfolio Acquisition at August 31, 2010	$72.3	$	N/A	12.10%

August 31, 2010 through September 30, 2010	0.4		1.4	12.16%

October 1, 2010 through December 31, 2010	3.7		10.1	12.09%

January 1, 2011 through March 31, 2011	4.0		19.9	12.39%

Since inception	$80.4		$31.4	N/A

(1)	Includes new deals, additional fundings, refinancings and payment in kind “PIK” interest
(2)	Includes scheduled principal payments, prepayments and repayments

During the three months ended March 31, 2011, we recorded net unrealized depreciation of $1,051,141. This consisted of $505,827 of net unrealized depreciation on debt investments and $545,314 of net unrealized depreciation on equity investments.  On February 17, 2011, the Company placed Bloomingdale Partners, LP in default on its loan.  The Company is actively pursuing recovery, and in connection therewith, the assets of Bloomingdale Partners, LP have been transferred to Texas Westchester Financial, LLC. Accordingly, the Company has acquired a Control Investment in Texas Westchester Financial, LLC through the Company’s ownership of LLC units therein.  The Company’s Board of Directors determined that the value of this investment should be written down, resulting in a $662,716 unrealized loss for the three months ended March 31, 2011.

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2011, excluding United States Treasury Bills and Money Market Funds of approximately $38.0 million, and the fair value of our portfolio of investments by asset class as of June 30, 2010, assuming the Full Circle Portfolio Acquisition took place on such date:

	March 31, 2011		June 30, 2010 (pro forma)
	Investments at
	Fair Value (dollars in millions)	Percentage of Total Portfolio	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio
Senior Secured Loans	$43.9	90.2%	$52.2	72.1%
Subordinated Secured Loans	3.5	7.2	4.2	5.8
Private Investment Companies	0.0	0.0	15.0	20.8
Limited Liability Company Interests	1.1	2.4	0.4	0.6
Warrants	0.1	0.2	0.5	0.7
Total	$48.6	100.0%	$72.3	100.0%

At March 31, 2011 the ten borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 54% (i.e., each $54 of loan value outstanding is secured by $100 of collateral value).

At June 30, 2010 the sixteen borrowers whose debt investments are included in the pro forma table above averaged a loan to value ratio of approximately 51% (i.e., each $51 of loan value outstanding is secured by $100 of collateral value).

The following table shows the fair value of our portfolio of investments by industry, as of March 31, 2011, excluding United States Treasury Bills and Money Market Funds of approximately $38.0 million, and the fair value of our portfolio of investments by industry as of June 30, 2010, assuming the Full Circle Portfolio Acquisition took place on such date:

	March 31, 2011		June 30, 2010 (pro forma)
	Investments at
	Fair Value (dollars in millions)	Percentage of Total Portfolio	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio
Cable TV/Broadband Services	$17.4	35.7%	$17.0	23.5%
Information and Data Services	13.1	26.9	13.7	19.0
Outdoor Advertising Services	2.2	4.4	8.4	11.6
Radio Broadcasting	6.3	13.0	6.2	8.5
Information Retrieval Services	5.0	10.3	5.1	7.0
Asset Recovery Services	2.2	4.6	2.4	3.3
Healthcare Services	1.2	2.5	0.0	0.0
Beverages	0.5	1.1	1.5	2.1
Security System Services	0.0	0.0	1.5	2.1
Consumer Financing	0.7	1.5	1.5	2.1
Nondepository Credit Institutions	0.0	0.0	15.0	20.8
Total	$48.6	100.0%	$72.3	100.0%

Portfolio Grading

We have adopted a credit grading system to monitor the quality of our debt investment portfolio, excluding United States Treasury Bills and Money Market Funds of approximately $38.0 million. As of March 31, 2011, our portfolio had a weighted average grade of 3.02, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded.  This was an improvement of 0.19 from the weighted average grade of 3.21 at June 30, 2010, which was based upon the fair value of the debt investments in the portfolio, assuming the Full Circle Portfolio Acquisition took place on such date:

At March 31, 2011, our debt investment portfolio was graded as follows:

	March 31, 2011
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
		(dollars in millions)
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$-	0.00%

2	The portfolio company is performing above expectations and the risk profile is generally favorable.	6,166,597	12.69%

3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	51,523,684	70.13%

4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable	7,115,574	14.63%

5	The investment is performing well below expectations and is not anticipated to be repaid in full.	-	0.00%

		$47,380,565	97.45%

We expect that a portion of our investments will be in grades 4 or 5 from time to time, and, as such, we will be required to work with portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 4 or 5 may fluctuate from period to period.

Results of Operations

Set forth below is a discussion of our results of operations for the three months ended March 31, 2011.

Full Circle Capital was formed on April 16, 2010 and commenced operations on August 31, 2010, so there is no comparable period to compare results of operations for the three months ended March 31, 2011.

Total Investment Income

Total investment income includes interest and dividend income on our investments and other income, which is comprised entirely of fee income for the three months ended March 31, 2011. Fee income consists principally of administrative fees, prepayment fees, structuring fees and unused line fees.

Total investment income for the three months ended March 31, 2011 was $2,305,423. This amount consisted of $1,934,569 of interest income from portfolio investments (which included $61,891 of PIK interest), $2,092 of dividend income and $368,762 of fee income.

Expenses

Gross Operating Expenses for the three months ended March 31, 2011 were $1,117,615.  Net Operating Expenses (offset by the waived portion of the base management fee and the accrual for the expense reimbursement) for the three months ended March 31, 2011 were $943,788.

Net Investment Income (Loss)

Net investment income was $1,361,635 for the three months ended March 31, 2011. Net investment income per share was $0.22 for the three months ended March 31, 2011.

Realized Gain (Loss)

Realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. During the three months ended March 31, 2011, we recorded a realized gain of $251,780.  Of this gain, $240,509 was associated with the full repayment of the loans to Icon Groupe, LLC on January 31, 2011.  Realized gain (loss) per share for the three months ended March 31, 2011 was $0.04.

Change in Unrealized Gain (Loss)

Net unrealized appreciation or depreciation recorded on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.  Change in unrealized gain (loss) per share was ($0.17) for three months ended March 31, 2011.

During the three months ended March 31, 2011, we recorded net unrealized depreciation of $1,051,141. This consisted of $505,827 of net unrealized depreciation on debt investments and $545,314 of net unrealized depreciation on equity investments.  On February 17, 2011, the Company placed Bloomingdale Partners, LP in default on its loan, with the assets being transferred to Texas Westchester Financial, LLC.  The Company’s Board of Directors determined that the value of this investment should be written down, resulting in a $662,716 unrealized loss for the three months ended March 31, 2011.

Set forth below is a discussion of our results of operations for the nine months ended March 31, 2011.

Full Circle Capital was formed on April 16, 2010 and commenced operations on August 31, 2010, so there is no comparable period to compare results of operations for the nine months ended March 31, 2011.

Total Investment Income

Total investment income includes interest and dividend income on our investments and other income, which is comprised entirely of fee income for the nine months ended March 31, 2011. Fee income consists principally of administrative fees, prepayment fees, structuring fees and unused line fees.

Total investment income for the nine months ended March 31, 2011 was $5,851,202. This amount consisted of $5,068,513 of interest income from portfolio investments (which included $168,013 of PIK interest), $212,925 of dividend income and $569,764 of fee income.

Expenses

Gross Operating Expenses for the nine months ended March 31, 2011 were $3,103,174.  Net Operating Expenses (offset by the waived portion of the base management fee and the accrual for the expense reimbursement) for the nine months ended March 31, 2011, were $2,687,659.

As the company commenced operations on August 31, 2010, the expenses for the nine months ended March 31, 2011 represent approximately seven months of operations, except for organizational expenses of $178,979, which were incurred over the nine months ended March 31, 2011 and operating expenses of $18,465, which were incurred in the months of July and August 2010.  Organizational expenses are not expected to reoccur.

Net Investment Income (Loss)

As the company commenced operations on August 31, 2010, the net investment income of $3,163,543 for the nine months ended March 31, 2011 represents approximately seven months of operations, except for organizational expenses of $178,979, which were incurred over the nine months ended March 31, 2011, and operating expenses of $18,465, which were incurred in the months of July and August.  Organizational expenses are not expected to reoccur.  Net investment income per share was $0.52 for the period from August 31, 2010 to March 31, 2011.

Realized Gain (Loss)

Realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. During the nine months ended March 31, 2011, we recorded a realized gain of $344,417. Of this gain, $66,980 was associated with the partial repayment of the loan to Georgia Outdoor Advertising, LLC on February 1, 2011 and $240,509 was associated with the full repayment of the loans to Icon Groupe, LLC on January 31, 2011.  Realized gain (loss) per share for the period from August 31, 2010 to March 31, 2011 was $0.06.

Change in Unrealized Gain (Loss)

Net unrealized appreciation or depreciation recorded on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.  Change in unrealized gain (loss) per share was ($0.23) for the period from August 31, 2010 to March 31, 2011.

During the nine months ended March 31, 2011, we recorded net unrealized depreciation of $1,381,276. This consisted of $517,064 of net unrealized depreciation on debt investments and $864,212 of net unrealized depreciation on equity investments recognized between the commencement of operations on August 31, 2010 and March 31, 2011. On February 17, 2011, the Company placed Bloomingdale Partners, LP in default on its loan, with the assets being transferred to Texas Westchester Financial, LLC.  The Company’s Board of Directors determined that the value of this investment should be written down, resulting in a $662,716 unrealized loss for the three months ended March 31, 2011.

Liquidity and Capital Resources

At March 31, 2011, we had investments in debt securities of ten companies, totaling approximately $47.4 million, and equity investments in six companies, totaling approximately $1.2 million. The debt investment amount includes approximately $0.11 million in accrued (“PIK”) interest, which is added to the carrying value of our investments.

Cash provided by operating activities for the nine months ended March 31, 2011, consisting primarily of the items described in "Results of Operations," was approximately $13.1 million, reflecting the income resulting from operations, offset by non-cash income related to PIK interest and OID income, changes in working capital and accrued interest receivable. Net cash provided by purchases and sales of investments was approximately $23.3 million, reflecting net additional investments in existing securities, offset by principal repayments.  Such amounts are not inclusive of our purchase of United States Treasury Bills or Money Market Funds.

Our initial public offering closed on September 7, 2010, resulting in the sale of 2,000,000 shares of our common stock at $9.00 per share, and net proceeds to Full Circle Capital of approximately $15.6 million, of which the entire amount was used to reduce outstanding borrowings under the New Credit Facility.

Immediately prior to the Full Circle Portfolio Acquisition, Full Circle Capital entered into the New Credit Facility, a secured revolving credit facility with First Capital. The facility size is $35 million and will expire in January 2012. Under the agreement, base rate borrowings bear interest at LIBOR plus 5.50%. As of March 31, 2011, we had no outstanding borrowings under the New Credit Facility.

As of March 31, 2011, we had Distribution Notes outstanding of approximately $3.4 million. These senior unsecured notes bear interest at a rate of 8% per annum, payable quarterly in cash, and mature on February 28, 2014.

As of March 31, 2011, the Company had $11.0 million of cash equivalents in its investment portfolio.

Contractual Obligations
	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
New Credit Facility (1)	$0.0	$0.0	$—	$—	$—

Distribution Notes	3.4	—	3.4	—	—

Total	$3.4	$—	$3.4	$—	$—

(1) At March 31, 2011, $35.0 million remained unused under the New Credit Facility.

In addition, we have certain obligations with respect to the investment advisory and administration services we receive. See “Overview”. We incurred approximately $1,497,681 for investment advisory services and $392,897 for administrative services for the nine months ended March 31, 2011.

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

The following table reflects the cash distributions, including dividends and returns of capital, if any, per share that we have declared on our common stock to date:

Date Declared	Record Date	Payment Date	Amount

Fiscal 2011

May 6, 2011	June 30, 2011	July 15, 2011	$0.225
February 4, 2011	March 31, 2011	April 15, 2011	0.225
November 5, 2010	December 31, 2010	January 14, 2011	0.225
July 21, 2010	September 30, 2010	October 15, 2010	0.076	1

Total (2011)			$0.751

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

Full Circle Advisors’ investment team presently manages Full Circle Funding, LP, a specialty lender serving smaller and lower middle-market companies. Although the existing investment funds managed by Full Circle Funding, LP, which currently consist of the Legacy Funds, are no longer making investments, any affiliated investment vehicle formed in the future and managed by our investment adviser or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. Full Circle Advisors and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, Full Circle Advisors or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with Full Circle Advisors’ allocation procedures. In connection with our acquisition of the Legacy Portfolio, we issued an aggregate of 4,191,415 shares of our common stock and approximately $3.4 million of Distribution Notes to the Legacy Investors, pursuant to the Asset Purchase Agreement.

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

Recent Developments

Dividend

On May 6, 2011, our Board declared a quarterly dividend of $0.225 per share payable July 15, 2011 for holders of record at June 30, 2011.

Recent Portfolio Activity

On May 3, 2011, the Company invested an additional $1,250,000 in US Path Labs, LLC (“US Path Labs”) in accordance with the loan agreement between the Company and US Path Labs.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2011, three debt investments in our portfolio were at a fixed rate, and the remaining thirteen debt investments were at variable rates, representing approximately $12 million and $35 million in principal debt, respectively. The majority of our floating rate debt instruments are currently at their floor interest rate.  The variable rates are based upon the Prime rate or LIBOR.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1% increase in the underlying Prime rate or LIBOR, and no other change in our portfolio as of March 31, 2011. We have also assumed $3.4 million of outstanding borrowings, with no outstanding borrowings having a floating rate based upon LIBOR. Under this analysis, net investment income would increase by approximately $0.1 million annually. If we had instead assumed a 1% decrease in the underlying Prime rate or LIBOR, net investment income would decrease correspondingly by less than $0.1 million annually. Although management believes that this analysis is indicative of our existing interest rate sensitivity at March 31, 2011, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

As of March 31, 2011, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our executive officers and directors, as well as the current and future members of our investment adviser, Full Circle Advisors, may serve as officers, directors or principals of other entities that operate in the same or a related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations may not be in the best interests of us or our stockholders. In addition, Full Circle Advisors’ investment team presently manages Full Circle Funding, LP, a specialty lender serving smaller and lower middle-market companies. Although the existing investment funds managed by Full Circle Funding, LP, which currently consist of the Legacy Funds, are no longer making investments, any affiliated investment vehicle formed in the future and managed by our investment adviser or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, Full Circle Advisors may face conflicts in allocating investment opportunities between us and such other entities. Although Full Circle Advisors will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by our investment adviser or an investment manager affiliated with our investment adviser. In any such case, when Full Circle Advisors identifies an investment, it will be forced to choose which investment fund should make the investment. Full Circle Advisors has implemented an allocation policy to ensure the equitable distribution of such investment opportunities consistent with the requirements of the 1940 Act.

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

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted, as a business development company, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. As of March 31, 2011, we had approximately $3.4 million of Distribution Notes outstanding, and had approximately $0 million outstanding and an additional $35.0 million of borrowing available under the New Credit Facility. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

The material financial terms of the Distribution Notes and the New Credit Facility are as follows:

	Distribution Notes	New Credit Facility
Approximate Principal Amount at March 31, 2011	$3.4 million (1)	$0 million (2)
Interest Rate	8%	LIBOR + 5.50%
Maturity Date	February 2014 (3)	January 2012

(1)	Reflects approximate total principal amount of Distribution Notes outstanding as of March 31, 2011.

(2)	Reflects approximate total amount of borrowings outstanding as of March 31, 2011.

(3)	Subject to redemption by us at our election.

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

Most of the loans in which we invest are not structured to fully amortize during their lifetime. Accordingly, if a borrower has not previously pre-paid its loan to us, a significant portion of the principal amount due on such a loan may be due at maturity. As of March 31, 2011, approximately 100% of the Level 3 debt instruments in our portfolio, on a fair value basis, will not fully amortize prior to maturity. In order to create liquidity to pay the final principal payment, borrowers typically must raise additional capital. If they are unable to raise sufficient funds to repay us or we have not elected to enter into a new loan agreement providing for an extended maturity, the loan will go into default, which will require Full Circle Capital to foreclose on the borrower’s assets, even if the loan was otherwise performing prior to maturity. This will deprive Full Circle Capital from immediately obtaining full recovery on the loan and prevent or delay the reinvestment of the loan proceeds in other, more profitable investments.

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

In recent years, the economy was in the midst of a recession and in a difficult part of a credit cycle. Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record the values of our investments. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments at fair value. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

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

Our portfolio may hold a limited number of portfolio companies. For example, the 5 largest investments in our portfolio as of March 31, 2011 represented 76% of the fair value of our portfolio, excluding our investment in United States Treasury Bills and Money Market Funds. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments may be concentrated in relatively few companies. As our portfolio is less diversified than the portfolios of some larger funds, we are more susceptible to failure if a single loan fails. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.

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

As of March 31, 2011, our investments in the business services industry (such as companies that provide services related to data and information, information retrieval or asset recovery) represented approximately 44% of the fair value of our portfolio, our investments in the communications industry (such as companies that perform residential security alarm monitoring or provide digital video satellite and broadband service to multiple dwelling units) represented approximately 36% of the fair value of our portfolio, and our investments in the media industry (such as outdoor advertising or radio broadcasting companies) represented approximately 17% of the fair value of our portfolio. In addition, we may from time to time invest a relatively significant percentage of our portfolio in industries we do not necessarily target. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

Because we generally do not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

Except for our investment in Texas Westchester Financial, LLC, we do not currently hold controlling equity positions in our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

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

As of March 31, 2011, we had approximately $3.4 million of Distribution Notes outstanding, and had no borrowings outstanding and $35.0 million of borrowing available under the New Credit Facility.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of equity securities during the three months ended March 31, 2011; however, we have previously issued shares of common stock under our dividend reinvestment plan. These issuances are not subject to the registration requirements of the Securities Act of 1933.
The following table reflects the history of shares issued under the dividend reinvestment plan:

Record Date/Issuance Date	Shares Issued	(in ‘000s)	% of Dividend

December 31, 2010/January 14, 2011	27,867	$242	17.3%

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Reserved

[Intentionally left blank]

Item 5.	Other Information

On May 9, 2011, the representative of the underwriters of our initial public offering waived all remaining contractual lock-up restrictions on shares of our common stock held by the Legacy Investors.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement**
3.2	Bylaws*
4.1	Form of Common Stock Certificate*
4.2	Form of Note Agreement for Senior Unsecured Notes*
4.3	Form of Senior Unsecured Note*
10.1	Form of Dividend Reinvestment Plan*
10.2	Form of Second Amended and Restated Loan and Security Agreement by and between the Registrant and FCC, LLC d/b/a First Capital**
10.3	Investment Advisory Agreement by and between Registrant and Full Circle Advisors, LLC*
10.4	Administration Agreement by and between Registrant and Full Circle Service Company, LLC*
10.5	Form of Indemnification Agreement by and between Registrant and each of its directors*
10.6	Trademark License Agreement by and between Registrant and Full Circle Advisors, LLC*
10.7	Form of Purchase and Sale Agreement by and between Registrant, Full Circle Partners, LP, Full Circle Fund, Ltd., Full Circle Offshore, LLC, and FCC, LLC d/b/a First Capital**
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Previously filed in connection with Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-166302) filed on August 5, 2010.
**	Previously filed in connection with Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File No. 333-166302) filed on August 26, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL CIRCLE CAPITAL CORPORATION

Date: May 10, 2011	By:	/s/ John E. Stuart
John E. Stuart, Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 10, 2011	By:	/s/ William E. Vastardis
William E. Vastardis, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)