Form 10-K
period 2011-06-30
Full Circle Capital Corp
filed 2011-09-21
CIK 1490013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-00809

Full Circle Capital Corporation

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MARYLAND	27-2411476
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Westchester Ave., Suite S-620, Rye Brook, NY	10573
(Address of principal executive office)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:

(914) 220-6300

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NASDAQ Capital Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of common stock beneficially owned by non-affiliates of the Registrant on December 31, 2010, based on the closing price on that date of $8.69 on the NASDAQ Capital Market, was $50,373,801. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 6,219,382 shares of the Registrant’s common stock outstanding as of September 20, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

i

PART I

Item 1. Business

Full Circle Capital Corporation (“Full Circle Capital,” the “Company,” or “we”), a Maryland corporation formed in April 2010, is an externally managed non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We are managed by Full Circle Advisors, LLC (“Full Circle Advisors” or our “investment advisor”). Full Circle Service Company, LLC (“Full Circle Service Company” or our “administrator”) provides the administrative services necessary for us to operate.

We were formed to continue and expand the business of Full Circle Partners, LP and Full Circle Fund, Ltd. (collectively, the “Legacy Funds”), which were formed in 2005 and 2007, respectively. As part of this continuation and expansion, we invest primarily in senior secured loans and, to a lesser extent, mezzanine loans and equity securities issued by smaller and lower middle-market companies that operate in a diverse range of industries. In our lending activities, we focus primarily on portfolio companies with both (i) tangible and intangible assets available as collateral and security against our loan to help mitigate our risk of loss, and (ii) cash flow to cover debt service. We believe this provides us with a more attractive risk adjusted return profile, with greater principal protection and likelihood of repayment.

On August 31, 2010, we priced our initial public offering of 2,000,000 shares of our common stock at the offering price of $9.00 per share. Our shares are currently listed on the NASDAQ Capital Market under the symbol “FULL.”

Immediately prior to the pricing of our initial public offering, we acquired a portfolio of investments (the “Legacy Portfolio”) from the Legacy Funds, which are managed by an affiliate of our investment adviser. The investments included in the Legacy Portfolio had a collective fair value of approximately $72.3 million as of June 30, 2010, as determined by our Board of Directors. In connection with our acquisition of the Legacy Portfolio, we issued approximately 4.19 million shares of our common stock and approximately $3.4 million of senior unsecured notes (the “Distribution Notes”) to investors in the Legacy Funds (the “Legacy Investors”), pursuant to a Purchase and Sale Agreement (the “Asset Purchase Agreement”). We also incurred approximately $27.5 million of debt upon entry into a new secured revolving credit facility (the “Credit Facility”) with FCC, LLC d/b/a First Capital (“First Capital”) in connection with the assumption of outstanding amounts under the Legacy Funds’ credit facilities (the “Legacy Credit Facilities”). We refer to these transactions, collectively, as the “Full Circle Portfolio Acquisition.”

Our investments generally range in size from $3 million to $10 million; however, we may make larger or smaller investments from time to time on an opportunistic basis. We focus primarily on senior secured loans and “stretch” senior secured loans, also referred to as “unitranche” loans, which combine characteristics of traditional first-lien senior secured loans and second-lien or subordinated loans. We believe that having a first lien, senior secured position provides us with greater control and security in the primary collateral of a borrower and helps mitigate risk against loss of principal should a borrower default. Our stretch senior secured loans typically possess a greater advance rate against the borrower’s assets and cash flow, and accordingly carry a higher interest rate and/or greater equity participation, than traditional senior secured loans. This stretch senior secured loan instrument can provide borrowers with a more efficient and desirable solution than a senior bank line combined with a separate second lien or mezzanine loan obtained from another source. We also invest in mezzanine, subordinated or unsecured loans. In addition, we may acquire equity or equity related interests from a borrower along with our debt investment. We attempt to protect against risk of loss on our debt investments by securing our loans against a significant level of tangible or intangible assets of our borrowers, which may include accounts receivable and contracts for services, and obtaining a favorable loan-to-value ratio, and in many cases, securing other financial protections or credit enhancements, such as personal guarantees from the principals of our borrowers, make well agreements and other forms of collateral, rather than lending predominantly against anticipated cash flows of our borrowers. We believe this allows us more options and greater likelihood of repayment from refinancing, asset sales of our borrowers and/or amortization.

We generally seek to invest in smaller and lower middle-market companies in areas that we believe have been historically under-serviced, especially during and after the 2008/2009 credit crisis. These areas include industries that are outside the focus of mainstream institutions or investors due to required industry-specific knowledge or are too small to attract interest from larger investment funds or other financial institutions. Because we believe there are fewer banks and specialty finance companies focused on lending to these smaller and lower middle-market companies, we believe we can negotiate more favorable terms on our debt investments in these companies than those that would be available for debt investments in comparable larger, more mainstream borrowers. Such favorable terms may include higher debt yields, lower leverage levels, more significant covenant protection or greater equity grants than typical of other transactions.

The Investment Adviser

We are managed by Full Circle Advisors, whose investment team members have an average of nearly 20 years of experience financing and investing in smaller and lower middle-market companies. Full Circle Advisors’ investment team also presently manages Full Circle Funding, LP, a specialty lender serving smaller and lower middle-market companies. The investment team has to date originated approximately $235 million in loans and investments in 46 distinct borrowers since inception of Full Circle Funding, LP in 2005 and through activities at Full Circle Advisors since August 2010. The existing investment funds managed by Full Circle Funding, LP, which currently consist of the Legacy Funds, have been fully committed and are no longer making investments in new opportunities. The Legacy Funds are expected to be wound down as their remaining investments mature. Full Circle Funding, LP and other affiliates of our investment adviser may manage other funds and accounts in the future.

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

Our investment adviser is led by John E. Stuart, our Chief Executive Officer and President, and the manager of Full Circle Advisors. Mr. Stuart is assisted by Stephen J. Healey and Lawrence Chua, who each serve as a Vice President of Full Circle Advisors. We consider Messrs. Stuart, Healey and Chua to be Full Circle Advisors’ investment team.

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
•	Focus on Senior Secured Lending and Structuring of Investments to Minimize Risk of Loss. We seek to structure our loan investments on a favorable LTV exposure based on underlying collateral or enterprise value with high cash yields, cash origination fees, low leverage levels and strong investment protections. We generally seek to protect against risk of loss on our debt investments by securing our loans against a significant level of tangible or intangible assets of our borrowers, obtaining a favorable LTV ratio or other financial protections or credit enhancements, rather than lending predominantly against anticipated cash flows of borrowers. We believe this provides us with more options and a greater likelihood of repayment from both cash flow and/or asset sales.
•	Structure Loans with Superior Security and Asset Protection. Our loan instruments and documentation focus on favorable lender protections with security over the collateral, financial and other covenants and rigorous reporting requirements on behalf of our borrowers. We monitor covenant and other loan compliance on a monthly and quarterly basis and personnel from our investment adviser will perform periodic field exams at the borrower level. We utilize both term debt and revolving loan structures and, accordingly, often seek to maintain control of our borrowers’ cash receipts from revenues as additional security for our positions. As of June 30, 2011, we had lockbox or dominion of cash, or account control agreements, on 100% of the borrowers in our portfolio, as calculated by principal amount, fair value and annual revenue. Such amounts are not inclusive of our holdings of United States Treasury Bills. In addition, we may seek credit enhancements, such as personal guarantees from a borrower’s principal owners or “make well” features to provide us with additional equity in the event of underperformance. We may also seek a pledge of stock or other assets from a borrower or its operating subsidiaries.
•	Pursue Attractive Risk Adjusted Returns. As of June 30, 2011, the weighted average annualized yield of the debt investments comprising our portfolio was approximately 12.7%, which includes a cash interest component of approximately 12.2%. The 20 individual debt investments, from 12 distinct borrowers, included in our portfolio averaged a LTV ratio of approximately 55% as of June 30, 2011 (i.e., each $55 of loan value outstanding is secured by $100 of collateral value). Although it is subject to fluctuation, we believe this LTV ratio, which measures the aggregate amount of our loan positions against the aggregate amount of primary collateral value pledged by our borrowers as security against our loans, reflects the relative strength of the debt investments comprising our portfolio. Finally, our debt investments are designed to have strong protections beyond repayment from cash flow and asset liquidation coverage, including default penalties, information rights, and affirmative, negative and financial covenants, such as lien protection and prohibitions against change of control. We believe this level of collateral protection helps minimize against the risk of loss, even if a loan goes into default.
•	Leveraging the Skill, Experience and Resources of Full Circle Advisors’ Investment Team. Full Circle Advisors’ investment team members have an average of nearly 20 years of experience financing and investing in smaller and lower middle-market companies. The investment team members have broad investment and operational backgrounds, with prior experience at specialty finance companies, investment management firms, private equity investment funds, investment banks and other financial services companies. We believe their expertise in analyzing, valuing, structuring, negotiating, closing, monitoring and restructuring transactions should provide us with a competitive advantage by allowing us to consider customized financing solutions and non-traditional and complex structures. We believe this experience should also be valuable when we have to work with stressed and distressed credits.

•	Balanced Investing Across Industries with Expertise. While we seek to maintain a portfolio of investments that is appropriately balanced among various companies, industries, geographic regions and end markets, we focus our investing activities on certain areas that we believe maintain favorable asset coverage positions, including the media, communications and business services industries. We believe that the stable, long term asset values that may be found in many of the industries in which we invest can provide us with significant collateral protection on our loans, in contrast to taking some of the risks of repayment attendant to relying exclusively on a borrower’s current cash flows. Going forward, we intend to seek to maintain a balanced portfolio to mitigate the potential effects of negative economic events for particular companies, regions and industries.
•	Capitalize on Strong Transaction Sourcing Network. Our investment adviser’s investment team seeks to leverage their extensive network of referral sources for investments in smaller and lower middle-market companies. We believe through their prior investment experience, the investment team members have collectively developed a reputation in our target market and in the industries in which we invest as a responsive, efficient and reliable source of flexible financing.
•	Employ Disciplined Underwriting Policies and Rigorous Portfolio Management. We directly originate most of our investments, which, in our experience, generally allows us to pursue a more rigorous due diligence examination of the investments than if we invest as part of a lending syndicate led by others. Our investment adviser’s investment team has developed an extensive underwriting due diligence process which includes a review of the prospects, competitive position, financial performance and industry dynamics of each potential portfolio company. In underwriting a potential borrower, they engage in a variety of quantitative and qualitative stress tests, and analyze our ability to successfully liquidate a favorable collateral package underlying a loan in the event of default. These processes continue during the portfolio monitoring process, when our investment adviser will analyze monthly and/or quarterly financial statements versus the previous periods and year, review financial projections, conduct field examinations, meet with management, attend board meetings, review all compliance certificates and covenants and regularly assess the financial and business conditions and prospects of borrowers.

Market Opportunity

We believe that the current credit environment provides favorable opportunities to achieve attractive risk-adjusted returns on the types of asset-based senior secured loans we target. In particular, we believe that demand for financing from smaller to lower middle-market companies is largely outpacing the availability of lenders that have traditionally served this market. While this has traditionally been an underserved market, we believe the supply-demand imbalance of loans to smaller borrowers was exacerbated by the credit crisis in 2008/2009, and has not fully recovered. We believe that bank consolidations, the failure of a number of alternative lending vehicles due to poor underwriting practices and an overall tightening of underwriting standards has significantly reduced the number and activity level of potential lenders.

Between March 2009 and June 2011, the number of FDIC insured commercial lenders decreased by approximately 15.53%, with the amount of total loans outstanding from these lenders decreasing from $4.158 trillion to $2.760 trillion, according to FDIC reports. In addition, during the first calendar quarter of 2011, small business lending fell by $15 billion, as reported by the Small Business Administration. We believe that the remaining larger, traditional lenders and large, private investment pools are focusing on larger investment transaction sizes and as a result the smaller to lower middle-market companies we target are unable to access sufficient financing. We believe that in the current environment, it is possible to originate and refinance investments with higher returns achieved through increased interest rates, equity participation and loan fees at lower risk points, compared to those available in 2007 and 2008 due to decreased availability of loans to the borrowers that we typically lend to.

Between June 2010 and June 2011, Net Charge-Off Rates on commercial and industrial (“C&I”) loans by commercial lenders, as reported by the FDIC decreased from 1.72% to 0.98%. Noncurrent loans to C&I borrowers from commercial lenders declined from 2.51% to 1.91% over the same time period. We believe that this is an indication of greater ability of borrowers to service their debt, even in an environment where lenders are decreasing their lending activity.

Thus we believe that the current credit markets combined with certain long term trends associated with lending to smaller and lower middle-market companies provide the ideal market environment.

•	Competitive Edge and Skill Set. Our core strength of providing efficient and flexible lending solutions to smaller and lower middle-market companies requires a market approach and skill set that we believe is generally not found in larger or more localized regional lenders. We believe that many of the companies we target are in industries that are less visible or too specialized for larger mainstream institutions or investors, or require too little funding or are too localized for larger financial institutions to consider, particularly where those institutions lack the requisite industry-specific knowledge and expertise. During the period 1992 to June 2011, loan composition for banks sized greater than $1 billion in assets showed a decline of commercial and industrial loans from 30% to 19% while real estate lending grew from 39% to 53%. Accordingly, we believe that many potential competitive lenders lack the personnel or lending experience required to address the very strong market demand for commercial and industrial lending. We believe our strengths include the ability to originate, underwrite and manage a more labor intensive portfolio consisting of debt investments in smaller companies, and to operate underwriting, due diligence and loan portfolio management activities singularly focused on these types of companies.
•	Strong Demand For Capital Coupled with Fewer Providers. We believe there has long been a combination of demand for capital and an underserved market for capital addressing smaller and lower middle-market borrowers. Further, we believe the supply-demand imbalance of smaller borrowers to lenders serving that market was exacerbated by the credit crisis in 2008/2009, and has not fully recovered. We believe there is robust demand for continued growth capital as well as demand from very significant refinancing requirements of many borrowers as debt facilities come due, given the lack of willing and qualified capital providers. We believe these market conditions have been further exacerbated in the current environment due to:
º	larger lenders exiting this market to focus on larger investment opportunities which are more appropriate for their operating cost structures;
º	the elimination of many specialized lenders from the market due to lack of capital as a result of, for instance, the closing off of the securitization market or their own poor performance; and
º	the need for certain capital providers to reduce lending activities due to their reduced access to capital and the overall deleveraging of the financial market.

With the decreased availability of debt capital for smaller to lower middle-market borrowers, combined with the significant demand for refinancing, we believe there are increased lending opportunities for us.

•	More Conservative Deal Structures. As a result of, and in the aftermath of, the 2008/2009 credit crisis, we believe lenders are mandating less leverage, more equity and tighter loan covenants than what had previously been customary. We believe that lower purchase prices for assets and lower debt multiples, combined with greater equity cushions beneath loans, allows for greater cash flow for debt service, creating faster loan repayments despite overall higher debt costs to borrowers. We believe this aspect provides considerable cushion against underperformance and default of borrowers as well as faster de-risking of loan positions as credit statistics improve over the term of the loan facilities.
•	Attractive Return Profile. We believe the reduced access to, and reduced availability of, debt capital has decreased competition in smaller to lower middle-market lending which had already become less competitive and more fragmented prior to the credit crisis, resulting in a better market for loan pricing. We believe that the withdrawal of many traditional senior lenders from the market, combined with reduced advance rates and leverage levels, allows for stretch senior lenders to charge rates that typically reflect mezzanine or subordinated structures for entire facilities, while maintaining first lien senior secured positions over the loan collateral provided by the borrowers. Our investment adviser’s investment team has experienced this attractive return environment since the onset of the credit crisis in the second half of 2008, when transactions originated by them saw increased returns from interest and fees charged, as well as more meaningful warrant participations.

Investments

We engage in various investment strategies in order to achieve our overall lending and investment objectives. The strategy we select depends upon, among other things, market opportunities, the skills and experience of our investment adviser’s investment team and our overall portfolio composition. Our strategies generally seek to provide current cash yields and favorable loan-to-value ratios, or other financial guarantees or credit enhancements with respect to loan collateral. Many of our debt investments offer the opportunity to participate in a borrower’s equity performance through warrant participation, equity related success fees, direct equity ownership or otherwise, and many notes that we purchase require the borrower to pay an early termination fee. Collectively, these attributes have been, and are expected to be, an important contributor to the returns generated by our investment adviser’s investment team.

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

Debt Investments

Full Circle Advisors’ investment team tailors the terms of each debt investment to the facts and circumstances of the transaction and prospective portfolio company, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. As of June 30, 2011, our debt investments were secured by first, and in some cases second, priority liens on the assets of the portfolio company. Our primary source of return is the monthly cash interest we collect on our debt investments.

•	First Lien Loans. Our first lien loans generally have terms of two to five years and generally provide a variable interest rate, subject to a floor to protect against return compression in a falling interest rate environment. These loans generally do not have interest rate ceilings. Such facilities contain prepayment penalties and are secured by a first priority security interest in all existing and future assets of the borrower. Our first lien loans may take many forms, including revolving lines of credit, term loans, multi-draw term loans and other lines of credit. We often seek to employ a lockbox to collect payment receipts, as we believe it protects us against payment delinquencies and provides increased security and protection in the event of a default or under performance. A focus within our first lien loans is senior secured “stretch” loans which, along with most of the attributes of our first lien loans, include a greater advance rate against the borrower and accordingly carry a higher interest rate or greater equity participation.
•	Second Lien Loans. Our second lien loans generally have terms of five to six years, provide for a fixed or floating interest rate, contain prepayment penalties and are secured by a second priority security interest in all existing and future assets of the borrower. We generally avoid second lien exposure without also investing in the first lien loans of the portfolio company. We believe this gives us greater influence and control should any issues arise between the two instruments. Our second lien loans may to a lesser extent include payment-in-kind, or PIK, interest for a portion of the interest, which represents contractual interest accrued and added to the principal that generally becomes due at maturity.
•	Unsecured Loans. Although our portfolio does not currently have any investments in unsecured loans, we may make such investments in the future. We would expect any unsecured investments generally to have terms of five to six years and provide for a fixed interest rate. We may make unsecured investments on a stand-alone basis, or in conjunction with a senior secured loan, a junior secured loan or a “one-stop” financing. Our potential unsecured investments may include payment-in-kind, or PIK, interest, which represents contractual interest accrued and added to the principal that generally becomes due at maturity, and an equity component, such as warrants to purchase common stock in the portfolio company.

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

Equity Investments

When we make a debt investment, we may be granted equity participation in the form of three to five year warrants to purchase common equity in the company in the same class of security that the owners or equity sponsors receive upon funding. In addition, we may make equity investments or structure a profit sharing arrangement in conjunction with a loan transaction with a borrower. Full Circle Advisors’ investment team generally seeks to structure our equity investments, such as direct equity co-investments, to provide us with minority rights provisions and event-driven put rights. They also seek to obtain limited registration rights in connection with these investments, which may include “piggyback” registration rights.

Senior Secured Lending Focus

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

Our investment focus may shift over time, consistent with our overall lending and investment objectives, and desire for senior secured loans with some level of collateral protection.

Invested Industries

Our portfolio contains investments in a variety of industries where some aspect of tangible or intangible asset is available for collateral protection. Our portfolio contains a number of investments in the media and communications and business services industries, as a result of the Legacy Portfolio’s emphasis, and the focus and prior investing experience of our investment adviser’s investment team, in those sectors. However, these industries are not our only focus, and we seek prospective investments in other commercial and industrial and sectors. As a result, we expect that the relative portion of our portfolio invested in the media and communications and business services industries may decrease over time.

As of June 30, 2011, approximately 30% and 21% of our portfolio consists of loans to and investments in companies involved in the communications industry (such as companies that provide digital video satellite and broadband service to multiple dwelling units) and media industry (such as outdoor advertising and radio broadcasting companies), respectively. Such percentages are not inclusive of our holdings of United States Treasury Bills. Our investment adviser’s investment team has extensive experience in the media and communication sectors. We believe that these sectors present significant investment opportunities that possess attractive loan attributes. These include, but are not limited to, long-term tangible and intangible assets, the ability to perfect our security interest in the collateral, relatively stable revenue and cash flow profile, the ability to foreclose on and transport the underlying collateral should we need to take control of it, and a broad market of participants to purchase or operate the business and assets in the event of foreclosure.

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

As of June 30, 2011, approximately 34% of our portfolio consists of loans to and investments in companies involved in the broader business services industry (such as companies that provide services related to data and information, information retrieval and asset recovery). Such percentage is not inclusive of our holdings of United States Treasury Bills. These companies typically provide a range of services to customers and such services are generally characterized by their non-discretionary spending nature, contracts of varying length which provide recurring monthly revenues and contracts or services that can be sold or assigned to another provider upon liquidation or sale of a business.

As of June 30, 2011, approximately 7% of our portfolio consists of loans to and investments in companies involved in industrial manufacturing. Such percentage is not inclusive of our holdings of United States Treasury Bills. We believe that this sector can present significant investment opportunities that possess attractive loan attributes. These include, but are not limited to, long-term tangible assets, the ability to perfect our security interest in the collateral and attractive risk exposure when viewed on a debt to EBITDA basis.

Investment Selection

Our investment adviser’s investment team is responsible for all aspects of our investment process. The current members of the investment team are John Stuart, the sole initial member of the investment committee of Full Circle Advisors, and Stephen Healey and Lawrence Chua, who each serve as a Vice President of Full Circle Advisors. While the investment strategy involves a team approach, whereby potential transactions are screened by various members of the investment team, Mr. Stuart must approve of all investments in order for them to proceed. The stages of our investment selection process are as follows:

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

Established Companies.  We primarily seek to invest in established companies with sound historical financial and operating performance. We typically focus on companies with an operating cash flow profile. We generally do not intend to invest in start-up companies or companies with highly speculative business plans.

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

Due Diligence.  Our investment adviser conducts diligence on prospective portfolio companies consistent with the approach its investment team adopted in their work with the Legacy Funds. We believe that the investment team has a reputation for conducting extensive due diligence investigations in their investment activities. In conducting due diligence, our investment adviser uses publicly available information as well as information from its relationships with former and current management teams, consultants, competitors and investment bankers.

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

Ongoing Relationship with Portfolio Companies

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may also receive fees for these services. Full Circle Service Company provides such managerial assistance on our behalf to portfolio companies that request this assistance. For the year ended June 30, 2011, Full Circe Service Company did not provide any such services, except for Texas Westchester Financial, LLC a Control Investment of the Company.

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

Our investment adviser monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. As of June 30, 2011, the weighted average investment rating on the fair market value of our portfolio was 3.13. In connection with our valuation process, our investment adviser reviews these investment ratings on a quarterly basis, and our Board of Directors affirms such ratings. The investment rating of a particular investment should not, however, be deemed to be a guarantee of the investment’s future performance.

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

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of our investment adviser or Board of Directors, does not represent fair value, which represents all of the investments in our portfolio except for our investment in United States Treasury Bills, shall each be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with our senior management; (iii) independent third-party valuation firms engaged by, or on behalf of, the Board of Directors will conduct independent appraisals and review management’s preliminary valuations and make their own assessment for all material assets; (iv) the Board of Directors will discuss valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the investment adviser and, where appropriate, the respective third-party valuation firms.

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

The following is a representative list of the industries in which we have invested:

• Asset Recovery Services	• Beverages	• Cable TV/Broadband Services
• Consumer Financing	• Equipment Rental Services	• Healthcare Services
• Industrial Metal Treatings	• Information and Data Services	• Information Retrieval Services
• Outdoor Advertising Services	• Radio Broadcasting

At June 30, 2011, our portfolio was invested approximately 92% in senior secured loans, 6% in subordinated secured loans and the remaining 2% in limited liability companies and equity warrants. Such percentages are not inclusive of our holdings of United States Treasury Bills.

TEN LARGEST PORTFOLIO INVESTMENTS AS OF JUNE 30, 2011

Our ten largest portfolio company investments at June 30, 2011, based on the combined fair value of the debt and equity securities we hold in each portfolio company, were as follows:

		At June 30, 2011
Portfolio Company	Industry	Cost	Fair Value	% of Net Asset Value
Ygnition Networks, Inc.	Cable TV/Broadband Services	$11,141,721	$10,643,378	18.9%
West World Media, LLC	Information and Data Services	7,174,348	7,112,992	12.6
MDU Communications (USA), Inc.	Cable TV/Broadband Services	6,730,298	6,663,725	11.8
Blackstrap Broadcasting, LLC	Radio Broadcasting	6,278,261	6,339,500	11.2
The Selling Source, LLC	Information and Data Services	5,330,357	5,330,357	9.4
VaultLogix, LLC	Information Retrieval Services	5,014,361	5,045,716	8.9
CSL Operating, LLC	Industrial Metal Treatings	3,980,666	3,906,000	6.9
Background Images, Inc.	Equipment Rental Services	3,537,115	3,684,250	6.5
US Path Labs, LLC	Healthcare Services	2,472,020	2,488,750	4.4
Attention Transit Advertising Systems, LLC	Outdoor Advertising Services	2,162,920	2,125,633	3.8
Total		$53,822,067	$53,340,301	94.4%

For a description of the factors relevant to the changes in the value of the above portfolio investments for the year ended June 30, 2011, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”

Set forth below are descriptions of the ten largest portfolio investments as of June 30, 2011:

Ygnition Networks, Inc.

Ygnition Networks Inc. provides digital satellite television, high speed internet, voice over IP and other information and communication services, primarily to residents living in the United States multi-dwelling unit MDU market. Ygnition derives revenue through the sale of subscription services to owners and residents of MDUs under long-term right of entry agreements.

West World Media, LLC

West World Media, LLC is an information services company that primarily collects data related to movie and event show times from exhibitors in more than 35 countries and sells and distributes such data to information publishers on a subscription basis.

MDU Communications (USA) Inc.

MDU Communications (USA) Inc. provides digital satellite television, high speed internet, voice over IP and other information and communication services, primarily to residents living in the United States MDU market. MDU Communications derives revenue through the sale of subscription services to owners and residents of MDUs under long-term right of entry agreements.

Blackstrap Broadcasting, LLC

Blackstrap Broadcasting, LLC engages in radio broadcasting activities through its ownership and operations of two AM radio stations in the New York, NY and Boston, MA markets. Blackstraps’s stations are operated on a brokered time model whereby blocks of broadcast time are sold under fixed price, multi-year contracts to independent programmers.

The Selling Source, LLC

The Selling Source, LLC provides a wide range of technology and marketing solutions for the specialty finance sector. The company’s primary business is the acquisition of customer leads through a network of web publishers and the subsequent sale of those leads in real time to short term consumer lenders.

VaultLogix, LLC

VaultLogix, LLC provides a capacity-optimized online back-up service for small and mid-sized businesses throughout the United States. The company’s backup service significantly reduces the amount of data that must be backed up. Customers are acquired through initial one to three year contracts that are billed monthly.

CSL Operating, LLC

CSL Operating, LLC provides metal plating, coating solutions and chemical cleaning services for components used in the technology, aerospace, medical, and energy industries.

Background Images, Inc.

Background Images, Inc. (“BGI”) is a provider of audio visual equipment rental services to the television and movie production, corporate trade show, mobile production and concert touring segments of the entertainment industry. BGI’s clients and projects include leading television programs, feature films and major concerts.

US Path Labs, LLC

US Path Labs, LLC is a privately owned clinical laboratory that provides dermatopathology services, a highly specialized subset of pathology that focuses on the analysis of cutaneous lesions for dermatologists.

Attention Transit Advertising Systems, LLC

Attention Transit Advertising Systems, LLC, d/b/a Advision Outdoor, provides outdoor advertising services, primarily in the Greater Tucson, Arizona marketplace. Attention Transit’s outdoor advertising properties consist of bus shelter and bus bench advertising spaces.

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

The base management fee is calculated at an annual rate of 1.75% of our gross assets. For purposes of this calculation, Treasury Bills held for less than one week, non-investment related receivables and other assets have not been included in gross assets. For services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter will be appropriately pro-rated. Our investment adviser waived the portion of the base management fee exceeding 1.50% of Full Circle Capital’s gross assets from the time we began operations until August 31, 2011, when such waiver expired.

The incentive fee has two parts. The first part of the incentive fee is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement to Full Circle Service Company, and any interest expenses and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 1.75% per quarter (7.00% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee. We pay Full Circle Advisors an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date), commencing with the 2010 calendar year, and will equal 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees with respect to each of the investments in our portfolio, although, the incentive fee determined as of December 31, 2010 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the inception of Full Circle Capital.

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
           = 0.4375% + (20% × 0.175%)
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

20% multiplied by $25 million ($30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B)

•	Year 3: $1.4 million capital gains incentive fee(1)

$6.4 million (20% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $5 million capital gains fee received in Year 2

•	Year 4: $0.6 million capital gains incentive fee

$7.0 million (20% multiplied by $35 million ($35 million cumulative realized capital gains)) less $6.4 million cumulative capital gains fee paid in Year 2 and Year 3

•	Year 5: None

$5 million (20% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $7.0 million cumulative capital gains fee paid in Year 2, Year 3, and Year 4

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

Payment of Our Expenses

The investment team of our investment adviser and their respective staffs, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by Full Circle Advisors. We bear all other costs and expenses of our operations and transactions, including (without limitation):

•	the cost of our organization and initial public offering;
•	the cost of calculating our net asset value, including the cost of any third-party valuation services;
•	the cost of effecting sales and repurchases of our shares and other securities;
•	interest payable on debt, if any, to finance our investments;
•	fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence reviews of prospective investments, third-party advisory fees and loan broker fees, to the extent not reimbursed by prospective borrowers;
•	transfer agent and safekeeping fees;
•	fees and expenses associated with marketing efforts;
•	federal and state registration fees, any stock exchange listing fees;
•	federal, state and local taxes;
•	independent directors’ fees and expenses;
•	brokerage commissions;
•	fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums;
•	direct costs and expenses of administration and sub-administration, including printing, mailing, long distance telephone and staff;
•	fees and expenses associated with independent audits and outside legal costs;
•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws; and
•	all other expenses incurred by either Full Circle Service Company or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by Full Circle Service Company in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer and our Chief Financial Officer and any administrative support staff.

Prior to our initial public offering, our Investment Advisor agreed to reimburse us for any operating expenses, excluding interest expenses, investment advisory and management fees, and organizational and offering expenses, in excess of 2% of our net assets until August 31, 2011. Our Investment Advisor has voluntarily extended this reimbursement through September 30, 2011.

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

Administration Agreement

Full Circle Service Company, a Delaware limited liability company, serves as our administrator. The principal executive offices of Full Circle Service Company are located at 800 Westchester Ave., Suite S-620,

Rye Brook, New York 10573. Pursuant to an Administration Agreement approved by our Board of Directors on July 8, 2010, Full Circle Service Company furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, Full Circle Service Company also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders. In addition, Full Circle Service Company assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of Full Circle Service Company’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the compensation of our Chief Financial Officer and our allocable portion of the compensation of any administrative support staff. Under the Administration Agreement, Full Circle Service Company will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

Our Chief Financial Officer, William E. Vastardis, is the President of Vastardis Fund Services LLC. Full Circle Service Company has engaged Vastardis Fund Services to provide certain administrative services to us. In exchange for providing such services, Full Circle Service Company pays Vastardis Fund Services an asset-based fee with a $200,000 annual minimum. This asset-based fee varies depending upon our gross assets as follows:

Gross Assets	Fee
first $150 million of gross assets	20 basis points (0.20%)
next $150 million of gross assets	15 basis points (0.15%)
next $200 million of gross assets	10 basis points (0.10%)
in excess of $500 million of gross assets	5 basis points (0.05%)

In addition, we reimburse Full Circle Service Company for the fees charged by Vastardis Fund Services for the service of Mr. Vastardis as our Chief Financial Officer, Treasurer and Secretary at an annual rate of $250,000. Vastardis Fund Services agreed to cap its first year fees at $200,000 for administrative services to us and at $100,000 for the service of Mr. Vastardis as our Chief Financial Officer, Treasurer and Secretary. This fee cap expired on August 31, 2011.

In addition to the above fees, certain administrative services previously provided by the Administrator are now performed by Vastardis for the Administrator for an annual fee of $112,457, paid quarterly in advance.

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

Our day-to-day investment operations are managed by Full Circle Advisors. Full Circle Advisors’ investment team currently consists of the sole initial member of its investment committee, Mr. Stuart, and Messrsr. Healey and Chua, its experienced senior investment professionals. Full Circle Advisors may hire additional investment professionals, based upon its needs. See “Business — Investment Advisory Agreement.”

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;
•	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•	pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting; and
•	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the “Excise Tax Avoidance Requirement”). We generally will endeavor in each year to make sufficient distributions to our stockholders to avoid any U.S. federal excise tax on our earnings.

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

Failure to Qualify as a Regulated Investment Company

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. In addition, we would not be required to make any distributions to our shareholders. To the extent of our current and accumulated earnings and profits, any distributions made by us would be taxable to our stockholders as ordinary dividend income, and if received in taxable years beginning before January 1, 2013, could be eligible for the 15% maximum rate applicable to qualified dividend income provided that certain holding periods and other requirements are met. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the non-qualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 10 years, unless we made a special election to pay corporate-level tax on such built-in gain at the time of our requalification as a RIC.

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

We compete for investments with other business development companies and investment funds (including private equity funds, mezzanine funds and small business investment companies), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, some competitors have a lower cost of capital and access to funding sources that are not available to us, including from federal government agencies through federal rescue programs such as the U.S. Department of Treasury’s Financial Stability Plan (formerly known as the Troubled Asset Relief Program) or the Small Business Administration. In addition, some of our competitors have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in smaller and lower middle-market companies is underserved by traditional commercial banks and other financing sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act impose on us as a business development company. We believe that certain of our competitors will make first and second lien loans with interest rates and returns that are comparable to or lower than the rates and returns that we target. Therefore, we do not seek to compete solely on the interest rates and returns that we offer to potential portfolio companies.

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

Our executive officers and directors, as well as the current and future members of our investment adviser, Full Circle Advisors, may serve as officers, directors or principals of other entities that operate in the same or a related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations may not be in the best interests of us or our stockholders. In addition, Full Circle Advisors’ investment team presently manages Full Circle Funding, LP, a specialty lender serving smaller and lower middle-market companies. Although the existing investment funds managed by Full Circle Funding, LP, which currently consist of the Legacy Funds, are no longer making new investments, any affiliated investment vehicle formed in the future and managed by our investment adviser or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, Full Circle Advisors may face conflicts in allocating investment opportunities between us and such other entities. Although Full Circle Advisors will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by our investment adviser or an investment manager affiliated with our investment adviser. In any such case, when Full Circle Advisors identifies an investment, it will be forced to choose which investment fund should make the investment. Full Circle Advisors has implemented an allocation policy to ensure the equitable distribution of such investment opportunities consistent with the requirements of the 1940 Act.

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

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted, as a business development company, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. As of June 30, 2011, we had approximately $3.4 million of Distribution Notes outstanding, and had approximately $0 million outstanding and an additional $35.0 million of borrowing available under the Credit Facility. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

In addition, the Credit Facility and Distribution Notes impose, and any other debt facility into which we may enter would likely impose, financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code.

The material financial terms of the Distribution Notes and the Credit Facility are as follows:

	Distribution Notes		Credit Facility
Approximate Principal Amount at June 30, 2011	$3.4 million(1)		$0(2)
Interest Rate	8%		LIBOR + 5.50%
Maturity Date	February 2014	(3)	January 2012

(1)	Reflects approximate total principal amount of Distribution Notes outstanding as of June 30, 2011.
(2)	Reflects approximate total amount of borrowings outstanding as of June 30, 2011.
(3)	Subject to redemption by us at our election.

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

An inability to raise capital or renew our Credit Facility could negatively affect our business.

We will need to periodically access the capital markets to raise cash to fund new investments. We have elected to be treated as a RIC and operate in a manner so as to qualify for the U.S. federal income tax treatment applicable to RICs. Among other things, in order to maintain our RIC status, we must distribute to our stockholders on a timely basis generally an amount equal to at least 90% of our investment company taxable income (as defined by the Code), and, as a result, such distributions will not be available to fund investment originations. As a result, we must continue to borrow from financial institutions and issue additional securities to fund our growth. Unfavorable economic or capital market conditions may increase our funding costs, limit our access to the capital markets or could result in a decision by lenders not to extend credit to us. Over the past several years, the capital markets and the credit markets have been experiencing extreme volatility and disruption and, accordingly, there has been and will continue to be uncertainty in the financial markets in general. An inability to successfully access the capital or credit markets for either equity or debt could limit our ability to grow our business and fully execute our business strategy and could decrease our earnings, if any.

If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the 1940 Act. Any such failure, or a tightening or general disruption of the credit markets, would affect our ability to issue senior securities, including borrowings, and pay dividends, which could materially impair our business operations. In addition, we cannot assure you that we will be able to renew our Credit Facility, which is currently scheduled to expire in January 2012, obtain other lines of credit or issue senior securities at all or on terms acceptable to us to replace our Credit Facility. If we are unable to renew our Credit Facility or obtain other sources of capital, or are unable to repay amounts outstanding under any facilities or are declared in default, we may be unable to initiate significant originations or operate our business in the normal course. In particular, any default under our Credit Facility, or inability to extend or refinance it, could limit our ability to pay dividends until outstanding amounts are fully repaid. In such circumstances, we may be forced to sell assets at unfavorable prices and be unable to meet our distribution requirement, which could jeopardize our RIC status.

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

We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. See “Business — Regulation.”

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

Since, in certain cases, we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under the Code. In addition, since our incentive fee is payable on our income recognized, rather than cash received, we may be required to pay advisory fees on income before or without receiving cash representing such income. Accordingly, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax. For additional discussion regarding the tax implications of a RIC, please see “Business — Material U.S. Federal Income Tax Considerations.”

We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute taxable dividends that are payable in cash or shares of our common stock at the election of each stockholder. IRS Revenue Procedure 2010-12 temporarily allows a RIC whose stock is publicly traded on an established securities market in the United States to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements. Pursuant to this revenue procedure, a RIC may treat a distribution of its own stock as fulfilling its distribution requirements if (i) the distribution is declared on or before December 31, 2012, with respect to a taxable year ending on or before December 31, 2011, and (ii) each shareholder may elect to receive his or her entire distribution in either cash or stock of the RIC subject to a limitation on the aggregate amount of cash to be distributed to all shareholders, which limitation must be at least 10% of the aggregate declared distribution. Under Revenue Procedure 2010 – 12, if too many shareholders elect to receive cash, each shareholder electing to receive cash will receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any shareholder, electing to receive cash, receive less than 10% of his or her entire distribution in cash. If the requirements of Revenue Procedure 2010-12 are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock.

Where Revenue Procedure 2010-12 is not currently applicable, the Internal Revenue Service has also issued private letter rulings on cash/stock dividends paid by RICs and real estate investment trusts using a 20% cash standard (and, more recently, the 10% cash standard of Revenue Procedure 2010-12) if certain requirements are satisfied. Stockholders receiving such dividends will be required to include the full amount of the dividend (including the portion payable in stock) as ordinary income (or, in certain circumstances, long-term capital gain) to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock. It is unclear whether and to what extent we will be able to pay taxable dividends of the type described in this paragraph (whether pursuant to Revenue Procedure 2010-12, a private letter ruling or otherwise).

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

Our portfolio consists primarily of debt and equity investments in privately owned smaller and lower middle-market companies. Investing in smaller and lower middle-market companies involves a number of significant risks. Typically, the debt in which we invest is not initially rated by any rating agency; however, we believe that if such investments were rated, they would be below investment grade. Compared to larger publicly owned companies, these smaller and lower middle-market companies may be in a weaker financial position and experience wider variations in their operating results, which may make them more vulnerable to economic downturns. Typically, these companies need more capital to compete; however, their access to capital is limited and their cost of capital is often higher than that of their competitors. Our portfolio companies face intense competition from larger companies with greater financial, technical and marketing resources and their success typically depends on the managerial talents and efforts of an individual or a small group of persons. Therefore, the loss of any of its key employees could affect a portfolio company’s ability to compete effectively and harm its financial condition. Further, some of these companies conduct business in regulated industries that are susceptible to regulatory changes. These factors could impair the cash flow of our portfolio companies and result in other events, such as bankruptcy. These events could limit a portfolio company’s ability to repay its obligations to us, which may have an adverse effect on the return on, or the recovery of, our investment in these businesses. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the value of the loan’s collateral.

Most of the loans in which we invest are not structured to fully amortize during their lifetime. Accordingly, if a borrower has not previously pre-paid its loan to us, a significant portion of the principal amount due on such a loan may be due at maturity. As of June 30, 2011, approximately 100% of the Level 3 debt instruments in our portfolio, on a fair value basis, will not fully amortize prior to maturity. In order to create liquidity to pay the final principal payment, borrowers typically must raise additional capital. If they are unable to raise sufficient funds to repay us or we have not elected to enter into a new loan agreement providing for an extended maturity, the loan will go into default, which will require Full Circle Capital to foreclose on the borrower’s assets, even if the loan was otherwise performing prior to maturity. This will deprive Full Circle Capital from immediately obtaining full recovery on the loan and prevent or delay the reinvestment of the loan proceeds in other, more profitable investments.

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

The global capital markets have recently been in a period of disruption as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of certain major financial institutions. Despite actions of the United States federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. While recent indicators suggest improvement in the capital markets, we cannot provide any assurance that these conditions will not worsen. Under current conditions, we and other companies in the financial services sector may have to access, if available, alternative markets for debt and equity capital. Equity capital may be difficult to raise because as a business development company we are generally not able to issue additional shares of our common stock at a price less than net asset value. In addition, our ability to incur indebtedness (including by issuing preferred stock) is limited by applicable regulations such that our asset coverage, as defined in the 1940 Act, must equal at least 200% immediately after each time we incur indebtedness. The debt capital that will be available, if at all, may be at a higher cost and on less favorable terms and conditions in the future. Any inability to raise capital could have a negative effect on our business, financial condition and results of operations.

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

Generally, we invest in companies whose securities are not publicly traded, and whose securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of these investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. Our investments will usually be subject to contractual or legal restrictions on resale or are otherwise illiquid because there is usually no established trading market for such investments. The illiquidity of most of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

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

Our portfolio may hold a limited number of portfolio companies. For example, the 5 largest investments in our portfolio as of June 30, 2011 represented 63.9% of the net assets of the Company. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments may be concentrated in relatively few companies. As our portfolio is less diversified than the portfolios of some larger funds, we are more susceptible to failure if a single loan fails. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.

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

As of June 30, 2011, our investments in the business services industry (such as companies that provide services related to data and information, information retrieval or asset recovery) represented approximately 34% of the fair value of our portfolio, our investments in the communications industry (such as companies that provide digital video satellite and broadband service to multiple dwelling units) represented approximately 30% of the fair value of our portfolio, and our investments in the media industry (such as outdoor advertising or radio broadcasting companies) represented approximately 21% of the fair value of our portfolio. In addition, we may from time to time invest a relatively significant percentage of our portfolio in industries we do not necessarily target. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

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

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments or repay our Credit Facility, depending on future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock. The investments in our portfolio have historically experienced only limited prepayments.

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

As of June 30, 2011, we had approximately $3.4 million of Distribution Notes outstanding, and had no borrowings outstanding and $35.0 million of borrowing available under the Credit Facility.

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

Although all of our investments are U.S. dollar-denominated, any investments denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk, or that if we do, such strategies will be effective.

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

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Capital Market under the symbol “FULL.” The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ Capital Market and our net asset value per share as determined as of the last day of each quarter since our common stock began trading on the NASDAQ Capital Market on September 1, 2010:

	NAV(1)	Price Range
		High	Low
Fiscal 2011
Fourth quarter	$9.08	$8.30	$7.60
Third quarter	9.18	8.95	7.87
Second quarter	9.32	8.94	7.97
First quarter	9.36	9.00	8.31

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.

The last reported sale price for our common stock on the NASDAQ Capital Market on September 19, 2011 was $6.86 per share. As of August 29, 2011, there were approximately 40 registered holders of common stock, comprising 1,122 beneficial owners.

Distributions

We intend to distribute monthly dividends to our stockholders. Our dividends, if any, will be determined by our Board of Directors on a quarterly basis.

We intend to elect to be taxed as a RIC under Subchapter M of the Code. To maintain our RIC status, we must distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

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

The following table lists the cash distributions, including dividends and returns of capital, if any, per share that we have declared since our formation on April 16, 2010.

Date Declared	Record Date	Payment Date	Amount
Fiscal 2011
July 21, 2010	September 30, 2010	October 15, 2010	$0.076	(1)
November 5, 2010	December 31, 2010	January 14, 2011	0.225
February 4, 2011	March 31, 2011	April 15, 2011	0.225
May 6, 2011	June 30, 2011	July 15, 2011	0.225
Total (2011)			$0.751
Fiscal 2012
June 28, 2011	July 29, 2011	August 15, 2011	$0.075	(2)
June 28, 2011	August 31, 2011	September 15, 2011	0.075
June 28, 2011	September 30, 2011	October 14, 2011	0.075
September 8, 2011	October 31, 2011	November 15, 2011	0.077
September 8, 2011	November 30, 2011	December 15, 2011	0.077
September 8, 2011	December 30, 2011	January 13, 2012	0.077
Total (2012 to date)			$0.456

(1)	This quarterly dividend was prorated for the number of days remaining in the third calendar quarter after our initial public offering. Our initial public offering was on August 31, 2010, and the gross amount of the prorated dividend was $0.225.
(2)	From our initial public offering through the fourth fiscal quarter of 2011, we paid quarterly dividends, but in the first fiscal quarter of 2012 we began paying, and we intend to continue paying, monthly dividends to our stockholders. Our monthly dividends, if any, will be determined by our Board of Directors on a quarterly basis.

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our taxable ordinary income or capital gains. Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that the source of any distribution is our taxable ordinary income or capital gains.

During the year ended June 30, 2011, our distributions were made from undistributed net investment income. A written statement identifying the source of dividends for the year was posted on our website. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a business development company under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure shareholders that they will receive any distributions.

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

In addition, we issued a total of 27,867 shares of common stock under our dividend reinvestment plan during the year ended June 30, 2011. These issuances were not subject to the registration requirements of the Securities Act of 1933. The aggregate valuation price for the shares of common stock issued under the dividend reinvestment plan was approximately $241,608.

Sales of Registered Securities

On August 31, 2010, our registration statement on Form N-2 was declared effective (SEC File No. 333-166302), and we priced our initial public offering of 2,000,000 shares of our common stock at the offering price of $9.00 per share. The initial public offering closed on September 7, 2010, resulting in the sale of all 2,000,000 shares and net proceeds to Full Circle Capital of approximately $15.6 million, of which the entire amount was used to reduce outstanding borrowings under the Credit Facility. Ladenburg Thalmann & Co. Inc. acted as the managing underwriter.

Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Index, for the period from September 1, 2010, the date our common stock began trading on the NASDAQ Capital Market, through June 30, 2011. The graph assumes that, on September 1, 2010, a person invested $100,000 in each of our common stock, the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6. Selected Financial Data

The following selected financial data for the year ended June 30, 2011 is derived from our financial statements which have been audited by Rothstein, Kass & Company, P.C., our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

Year ended June 30, 2011(1)
Income Statement Data:
Total Investment Income	$7,959,637
Total Gross Operating Expenses	4,172,566
Total Net Operating Expenses	3,625,258
Net Investment Income (Loss)	4,334,379
Per Share Data:
Net Increase (Decrease) in Net Assets Resulting from Net Investment Income (Loss)(2)	0.70
Net Increase (Decrease) in Net Assets Resulting from Operations(2)	0.47
Dividends Declared(1)	0.75
Balance Sheet Data:
Total Assets	88,495,049
Total Net Assets	56,474,006
Other Data:
Total Return based on Market Value(3)	(4.03)%
Total Return based on Net Asset Value(3)	5.62%

(1)	Because we began operations on August 31, 2010, the date of our initial public offering, these financial results for the year ended June 30, 2011 reflect approximately ten months of operations.
(2)	Financial highlights are based on weighted average shares outstanding.
(3)	For the year ended June 30, 2011, total return based on market value is based upon the change in market price per share assuming an investment at the initial public offering price of $9.00 per share. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.

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

Overview

We are an externally managed non-diversified closed-end management investment company formed in April 2010, which has elected to be treated as a business development company under the 1940. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We are managed by Full Circle Advisors, and Full Circle Service Company provides the administrative services necessary for us to operate.

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

Immediately prior to the pricing of our initial public offering, we acquired a portfolio of investments (the “Legacy Portfolio”) from the Legacy Funds, which are managed by an affiliate of our investment adviser. The investments included in the Legacy Portfolio had a collective fair value of approximately $72.3 million as of June 30, 2010, as determined by our Board of Directors. In connection with our acquisition of the Legacy Portfolio, we issued approximately 4.19 million shares of our common stock and approximately $3.4 million of senior unsecured notes (the “Distribution Notes”) to investors in the Legacy Funds (the “Legacy Investors”), pursuant to a Purchase and Sale Agreement (the “Asset Purchase Agreement”). We also incurred approximately $27.5 million of debt upon entry into a new secured revolving credit facility (the “Credit Facility”) with FCC, LLC d/b/a First Capital (“First Capital”) in connection with the assumption of outstanding amounts under the Legacy Funds’ credit facilities (the “Legacy Credit Facilities”). We refer to these transactions, collectively, as the “Full Circle Portfolio Acquisition.”

Our investments generally range in size from $3 million to $10 million; however, we may make larger or smaller investments from time to time on an opportunistic basis. We focus primarily on senior secured loans and “stretch” senior secured loans, also referred to as “unitranche” loans, which combine characteristics of traditional first-lien senior secured loans and second-lien or subordinated loans. We believe that having a first lien, senior secured position provides us with greater control and security in the primary collateral of a borrower and helps to mitigate risk against loss of principal should a borrower default. Our stretch senior secured loans typically possess a greater advance rate against the borrower’s assets and cash flow, and accordingly carry a higher interest rate and/or greater equity participation, than traditional senior secured loans. This stretch senior secured loan instrument can provide borrowers with a more efficient and desirable solution than a senior bank line combined with a separate second lien or mezzanine loan obtained from another source. We also invest in mezzanine, subordinated or unsecured loans. In addition, we may acquire equity or equity related interests from a borrower along with our debt investment. We attempt to protect against risk of loss on our debt investments by securing our loans against a significant level of tangible or intangible assets of our borrowers, which may include accounts receivable and contracts for services, and obtaining a favorable loan-to-value ratio, and in many cases, securing other financial protections or credit enhancements, such as personal guarantees from the principals of our borrowers, make well agreements and other forms of collateral, rather than lending predominantly against anticipated cash flows of our borrowers. We believe this allows us more options and greater likelihood of repayment from refinancing, asset sales of our borrowers and/or amortization.

We generally seek to invest in smaller and lower middle-market companies in areas that we believe have been historically under-serviced, especially during and after the 2008/2009 credit crisis. These areas include industries that are outside the focus of mainstream institutions or investors due to required industry-specific knowledge or are too small to attract interest from larger investment funds or other financial institutions. Because we believe there are fewer banks and specialty finance companies focused on lending to these smaller and lower middle-market companies, we believe we can negotiate more favorable terms on our debt investments in these companies than those that would be available for debt investments in comparable larger, more mainstream borrowers. Such favorable terms may include higher debt yields, lower leverage levels, more significant covenant protection or greater equity grants than typical of other transactions. We generally seek to avoid competing directly with other capital providers with respect to specific transactions in order to avoid the less favorable terms we believe are typically associated with such competitive bidding processes.

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

Warrants

The Company’s Board of Directors ascribes value to warrants based on fair value analyses that can include discounted cash flow analyses, option pricing models, comparable analyses and other techniques as deemed appropriate.

Fair Value

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC Topic 820 at June 30, 2011 were as follows:

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$—	$55,537,458	$55,537,458
US Treasury Securities, at fair value	25,999,714	—	—	25,999,714
Investments in private companies, at fair value	—	—	1,197,384	1,197,384
Investments in securities, at fair value	—	—	59,561	59,561
	$25,999,714	$—	$56,794,403	$82,794,117

During the year ended June 30, 2011, there were no transfers in or out of levels.

The Company did not have any assets to be measured at fair value subject to the disclosure requirements of ASC Topic 820 at June 30, 2010.

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

  Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurements (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a significant impact on our financial condition and results of operations.

In February 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”). ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 provides guidance to clarify whether the creditor has granted a concession and whether a debtor is experiencing financial difficulties. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of ASU 2011-02 is not expected to have a significant impact on our financial condition and results of operations.

In January 2010, the FASB issued ASU No. 2010-6 Fair Value Measurements and Disclosures related to Fair Value Measurements and Disclosures — (Topic 820), Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosures for transfers in and out of Levels 1 and 2, reporting gross activity in Level 3 fair value measurements, and clarifications to the level of detail of existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of reporting gross activity in Level 3 fair value measurements which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We do not expect the adoption of ASU 2010-6 to have a significant impact on our financial condition and results of operations.

Current Market Conditions and Market Opportunity

We believe that the current credit environment provides favorable opportunities to achieve attractive risk-adjusted returns on the types of senior secured loans and other investments we may target. In particular, we believe that, despite an overall fall off in loan demand due to the depressed economic conditions, demand for financing from smaller to lower middle-market companies is largely outpacing the availability of lenders that have traditionally served this market. We believe that bank consolidations, the failure of a number of alternative lending vehicles due to poor underwriting practices and an overall tightening of underwriting standards has significantly reduced the number and activity level of potential lenders.

We believe there has long been a combination of demand for capital and an underserved market for capital addressing smaller and lower middle-market borrowers. We believe there is robust demand for continued growth capital as well as demand from very significant refinancing requirements of many borrowers as debt facilities come due, given the lack of willing and qualified capital providers. We believe these market conditions have been further exacerbated in the current environment due to:

•	larger lenders exiting this market to focus on larger investment opportunities which are more appropriate for their operating cost structures;
•	the elimination of many specialized lenders from the market due to lack of capital as a result of, for instance, the closing off of the securitization market or their own poor performance, and
•	the need for certain capital providers to reduce lending activities due to their reduced access to capital and the overall deleveraging of the financial market.

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

The primary investment activity for the year ended June 30, 2011 was the purchase of the Legacy Portfolio on August 31, 2010 which coincided with the commencement of operations on that date. The investments included in the Legacy Portfolio had a collective fair value of approximately $72.3 million as of June 30, 2010, as determined by our Board of Directors. Accordingly, the results for the year ended June 30, 2011 relating to portfolio activity primarily cover ten months of operations commencing on August 31, 2010.

During the year ended June 30, 2011, the Company made investments in the following companies:

•	The Company entered into a $2.5 million, multi-draw loan facility with US Path Labs, LLC on March 2, 2011.
•	The Company entered into a $5.0 million, multi-draw loan facility, comprised of a Term A loan and a Term B loan, with CSL Operating, LLC on May 11, 2011.
•	The Company entered into a $3.6 million loan facility, comprised of a Term A loan and a Term B loan, with Background Images, Inc. on June 29, 2011.

During the year ended June 30, 2011, the Company had the following investments fully repay the Company. All repayments were at par:

•	On November 1, 2010 and February 1, 2011, Georgia Outdoor Advertising, LLC pre-paid, at par, its loan from the Company, remitting a total of $1.9 million to the Company for outstanding principal and interest.
•	On December 10, 2010 the Company’s $6.0 million investment in First Capital Lotus Asset-Based Fund I, LP was redeemed at Net Asset Value.
•	On January 10, 2011 the Company’s loans to Exist, Inc., BLSCO Newco, Inc. and Miken Sales, Inc. were paid off in full, at par, in an aggregate amount of $9.7 million, including accrued interest.

•	On January 31, 2011, Icon Groupe, LLC pre-paid, at par, its loan from the Company, remitting a total of $5.1 million to the Company for outstanding principal, interest and fees.
•	On February 15, 2011, Verifier Capital LLC/Verifier Capital Limited pre-paid, at par, its loan from the Company, remitting a total of $1.5 million for outstanding principal, interest and fees.

The following is a reconciliation of the investment portfolio for the year ended June 30, 2011:

Year Ended June 30, 2011
Beginning Investment Portfolio	$—
Portfolio Investments Acquired	17,468,968
Treasury and Money Market Purchases	120,295,651
Portfolio Investments Acquired in the Initial Public Offering	72,280,294
Amortization of fixed income premiums and discounts	835,861
Portfolio Investments Repaid	(32,588,630)
Sales of Treasury and Money Market securities	(94,292,528)
Payment in Kind	246,566
Net Unrealized Depreciation/Appreciation	(1,796,547)
Net Realized Gains/Losses	344,482
Ending Investment Portfolio	$82,794,117

The following is a summary of our quarterly investment activity. Such amounts are not inclusive of our holdings of United States Treasury Bills.:

Time Period	Acquisitions(1) (dollars in millions)	Dispositions(2) (dollars in millions)		Weighted Average Interest Rate of Portfolio at End of Period
Legacy Portfolio Acquisition (August 31, 2010)	$72.3	$	N/A	12.10%
August 31, 2010 through September 30, 2010	0.4		1.4	12.16%
October 1, 2010 through December 31, 2010	3.7		10.1	12.09%
January 1, 2011 through March 31, 2011	4.0		19.9	12.39%
April 1, 2011 through June 30, 2011	9.6		1.2	12.68%
Since inception	$90.0		$32.6	N/A

(1)	Includes new deals, additional fundings, refinancings and payment in kind “PIK” interest
(2)	Includes scheduled principal payments, prepayments and repayments

During the year ended June 30, 2011, we recorded net unrealized depreciation of $1,796,547. This consisted of $682,995 of net unrealized depreciation on debt investments and $1,113,552 of net unrealized depreciation on equity investments. On February 17, 2011, the Company placed Bloomingdale Partners, LP in default on its loan. The Company is actively pursuing recovery, and in connection therewith, the assets of Bloomingdale Partners, LP have been transferred to Texas Westchester Financial, LLC. Accordingly, the Company has acquired a Control Investment in Texas Westchester Financial, LLC through the Company’s ownership of LLC units therein. The Company’s Board of Directors determined that the value of this investment should be written down, resulting in a $815,668 unrealized loss for the year ended June 30, 2011, which is included above in net unrealized depreciation on equity investments.

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2011, excluding United States Treasury Bills of approximately $26.0 million, and the fair value of our portfolio of investments by asset class as of June 30, 2010, assuming the Full Circle Portfolio Acquisition took place on such date:

	June 30, 2011		June 30, 2010 (pro forma)
	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio
Senior Secured Loans	$52.0	91.7%	$52.2	72.1%
Subordinated Secured Loans	3.5	6.1	4.2	5.8
Limited Liability Company Interests	1.2	2.1	0.4	0.6
Warrants	0.1	0.1	0.5	0.7
Private Investment Companies	0.0	0.0	15.0	20.8
Total	$56.8	100.0%	$72.3	100.0%

At June 30, 2011 the twelve borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 55% (i.e., each $55 of loan value outstanding is secured by $100 of collateral value).

At June 30, 2010 the sixteen borrowers whose debt investments are included in the pro forma table above averaged a loan to value ratio of approximately 51% (i.e., each $51 of loan value outstanding is secured by $100 of collateral value).

The following table shows the fair value of our portfolio of investments by industry, as of June 30, 2011, excluding United States Treasury Bills of approximately $26.0 million, and the fair value of our portfolio of investments by industry as of June 30, 2010, assuming the Full Circle Portfolio Acquisition took place on such date:

	June 30, 2011		June 30, 2010 (pro forma)
	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio
Cable TV/Broadband Services	$17.3	30.5%	$17.0	23.5%
Information and Data Services	12.5	21.9	13.7	19.0
Radio Broadcasting	6.3	11.1	6.2	8.5
Information Retrieval Services	5.1	8.9	5.1	7.0
Industrial Metal Treatings	3.9	6.9	—	—
Equipment Rental Services	3.7	6.5	—	—
Healthcare Services	2.5	4.4	—	—
Outdoor Advertising Services	2.1	3.7	8.4	11.6
Asset Recovery Services	2.1	3.7	2.4	3.3
Consumer Financing	0.8	1.5	1.5	2.1
Beverages	0.5	0.9	1.5	2.1
Nondepository Credit Institutions	—	—	15.0	20.8
Security System Services	—	—	1.5	2.1
Total	$56.8	100.0%	$72.3	100.0%

Portfolio Grading

We have adopted a credit grading system to monitor the quality of our debt investment portfolio, excluding United States Treasury Bills of approximately $26.0 million. As of June 30, 2011, our portfolio had a weighted average grade of 3.11, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded. This was an improvement of 0.10 from the weighted average grade of 3.21 at June 30, 2010, which was based upon the fair value of the debt investments in the portfolio, assuming the Full Circle Portfolio Acquisition took place on such date:

At June 30, 2011, our debt investment portfolio was graded as follows:

	June 30, 2011
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$—	0.00%
2	The portfolio company is performing above expectations and the risk profile is generally favorable.	5,330,357	9.39
3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	37,417,091	65.92
4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable.	12,769,011	22.48
5	The investment is performing well below expectations and is not anticipated to be repaid in full.	—	0.00
		$55,516,459	97.79%

At June 30, 2010, our debt investment portfolio was graded as follows, assuming the Full Circle Portfolio Acquisition took place on such date:

	June 30, 2010 (pro forma)
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$—	0.00%
2	The portfolio company is performing above expectations and the risk profile is generally favorable.	2,389,935	3.31
3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	53,094,390	73.42
4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable.	16,823,633	23.27
5	The investment is performing well below expectations and is not anticipated to be repaid in full.	—	0.00
		$72,307,958	100.00%

We expect that a portion of our investments will be in grades 4 or 5 from time to time, and, as such, we will be required to work with portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 4 or 5 may fluctuate from period to period.

Results of Operations

Set forth below is a discussion of our results of operations for the year ended June 30, 2011.

Full Circle Capital was formed on April 16, 2010 and commenced operations on August 31, 2010, so there is no comparable period to compare results of operations for the year ended June 30, 2010.

Total Investment Income

Total investment income includes interest and dividend income on our investments and other income, which is comprised entirely of fee income for the year ended June 30, 2011. Fee income consists principally of administrative fees, prepayment fees, structuring fees and unused line fees.

Total investment income for the year ended June 30, 2011 was $7,959,637. This amount consisted of $6,997,481 of interest income from portfolio investments (which included $246,566 of PIK interest), $215,260 of dividend income and $746,896 of fee income.

The Company did not have investment income for the period from April 16, 2010 to June 30, 2010.

Expenses

Gross Operating Expenses for the year ended June 30, 2011 were $4,172,566. Net Operating Expenses (offset by the waived portion of the base management fee and the accrual for the expense reimbursement) for the year ended June 30, 2011, were $3,625,258.

As the company commenced operations on August 31, 2010, the expenses for the year ended June 30, 2011 represent approximately ten months of operations, except for organizational expenses of $178,979, which were expensed as incurred over the year ended June 30, 2011 and operating expenses of $18,465, which were incurred in the months of July and August 2010. Organizational expenses are not expected to reoccur.

Gross and Net Operating Expenses for the period from April 16, 2010 to June 30, 2010 were $12,545, which consisted of organizational expenses and bank fees.

Net Investment Income (Loss)

As the company commenced operations on August 31, 2010, the net investment income of $4,334,379 for the year ended June 30, 2011 represents approximately ten months of operations, except for organizational expenses of $178,979, which were expensed as incurred over the year ended June 30, 2011, and operating expenses of $18,465, which were incurred in the months of July and August. Organizational expenses are not expected to reoccur. Net investment income per share was $0.70 for the period from August 31, 2010 to June 30, 2011.

For the period from April 16, 2010 to June 30, 2010, net investment loss was $12,545.

Realized Gain (Loss) on Investments

Realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. During the year ended June 30, 2011, we recorded a realized gain of $344,482. Of this gain, $66,980 was associated with the partial repayment of the loan to Georgia Outdoor Advertising, LLC on February 1, 2011 and $240,509 was associated with the full repayment of the loans to Icon Groupe, LLC on January 31, 2011. Realized gain (loss) per share for the period from August 31, 2010 to June 30, 2011 was $0.06.

The Company did not record a realized gain or loss for the period from April 16, 2010 to June 30, 2010.

Change in Unrealized Gain (Loss) on Investments

Net unrealized appreciation or depreciation recorded on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. Change in unrealized loss per share was $0.29 for the period from August 31, 2010 to June 30, 2011.

During the year ended June 30, 2011, we recorded net unrealized depreciation of $1,796,547. This consisted of $682,995 of net unrealized depreciation on debt investments and $1,113,552 of net unrealized depreciation on equity investments recognized between the commencement of operations on August 31, 2010 and June 30, 2011. On February 17, 2011, the Company placed Bloomingdale Partners, LP in default on its loan, with the assets being transferred to Texas Westchester Financial, LLC. The Company’s Board of Directors determined that the value of this investment should be written down, resulting in a $815,668 unrealized loss for the year ended June 30, 2011.

The Company did not record unrealized appreciation or depreciation for the period from April 16, 2010 to June 30, 2010.

Liquidity and Capital Resources

At June 30, 2011, we had investments in debt securities of 12 companies, totaling approximately $55.5 million, and equity investments in six companies, totaling approximately $1.3 million. The debt investment amount includes approximately $0.25 million in accrued (“PIK”) interest, which is added to the carrying value of our investments.

Cash provided by operating activities for the year ended June 30, 2011, consisting primarily of repayments of investments and the items described in “Results of Operations,” was approximately $16.5 million, reflecting the repayments of investments, income resulting from operations, offset by non-cash income related to PIK interest and OID income, changes in working capital and accrued interest receivable. Net cash provided by purchases and sales of investments was approximately $14.9 million, reflecting net additional investments in existing securities, offset by principal repayments. Such amounts are not inclusive of our purchase of United States Treasury Bills or Money Market Funds.

Immediately prior to the Full Circle Portfolio Acquisition, Full Circle Capital entered into the Credit Facility, a secured revolving credit facility with First Capital. The facility size is $35 million and will expire in January 2012. Under the agreement, base rate borrowings bear interest at LIBOR plus 5.50%. As of June 30, 2011, we had no outstanding borrowings under the Credit Facility.

Our initial public offering closed on September 7, 2010, resulting in the sale of 2,000,000 shares of our common stock at $9.00 per share, and net proceeds to Full Circle Capital of approximately $15.6 million, of which the entire amount was used to reduce outstanding borrowings under the Credit Facility.

As of June 30, 2011, we had Distribution Notes outstanding of approximately $3.4 million. These senior unsecured notes bear interest at a rate of 8% per annum, payable quarterly in cash, and mature on February 28, 2014.

As of June 30, 2011, the Company did not have any cash equivalents in its investment portfolio.

As a business development company, we generally have an ongoing need to raise additional capital for investment purposes. As a result, we expect, from time to time, to access the debt and equity markets when we believe it is necessary and appropriate to do so. In this regard, we are currently exploring various options for obtaining additional debt or equity capital for investments, which may include extending or replacing our Credit Facility, or the issuance of additional shares of our common stock, possibly at prices below our then current net asset value per share. If we are unable to obtain leverage or raise equity capital on terms that are acceptable to us, our ability to grow our portfolio will be substantially impacted.

Contractual Obligations

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Credit Facility(1)	$—	$—	$—	$—	$—
Distribution Notes	3.4	—	3.4	—	—
Total	$3.4	$—	$3.4	$—	$—

(1)	At June 30, 2011, $35.0 million remained unused under the Credit Facility.

In addition, we have certain obligations with respect to the investment advisory and administration services we receive. See “Overview”. We incurred approximately $2,099,723 for investment advisory services and $672,185 for administrative services for the year ended June 30, 2011.

  Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

  Borrowings

Secured Revolving Credit Facility.  Immediately prior to the Full Circle Portfolio Acquisition, Full Circle Capital entered into the Credit Facility, a secured revolving credit facility with First Capital. The facility size is $35 million and will expire in January 2012. Under the agreement, base rate borrowings bear interest at LIBOR plus 5.50%. The Credit Facility is secured by all of our assets. Under the Credit Facility we are required to satisfy several financial covenants, including maintaining a minimum level of Net Assets, a maximum level of leverage and minimum asset coverage and interest coverage ratios. In addition, we are required to comply with other general covenants, including with respect to indebtedness, liens, restricted payments and mergers and consolidations.

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

The following table lists the cash distributions, including dividends and returns of capital, if any, per share that we have declared since our formation on April 16, 2010.

Date Declared	Record Date	Payment Date	Amount
Fiscal 2011
July 21, 2010	September 30, 2010	October 15, 2010	$0.076	(1)
November 5, 2010	December 31, 2010	January 14, 2011	0.225
February 4, 2011	March 31, 2011	April 15, 2011	0.225
May 6, 2011	June 30, 2011	July 15, 2011	0.225
Total (2011)			$0.751
Fiscal 2012
June 28, 2011	July 29, 2011	August 15, 2011	$0.075	(2)
June 28, 2011	August 31, 2011	September 15, 2011	0.075
June 28, 2011	September 30, 2011	October 14, 2011	0.075
September 8, 2011	October 31, 2011	November 15, 2011	0.077
September 8, 2011	November 30, 2011	December 15, 2011	0.077
September 8, 2011	December 30, 2011	January 13, 2012	0.077
Total (2012 to date)			$0.456

(1)	This quarterly dividend was prorated for the number of days remaining in the third calendar quarter after our initial public offering. Our initial public offering was on August 31, 2010, and the gross amount of the prorated dividend was $0.225.
(2)	From our initial public offering through the fourth fiscal quarter of 2011, we paid quarterly dividends, but in the first fiscal quarter of 2012 we began paying, and we intend to continue paying, monthly dividends to our stockholders. Our monthly dividends, if any, will be determined by our Board of Directors on a quarterly basis.

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Investment Advisory Agreement with Full Circle Advisors. John E. Stuart, our Chief Executive Officer and President, is the manager of, and has financial and controlling interests in, Full Circle Advisors.
•	We have entered into the Administration Agreement with Full Circle Service Company. Pursuant to the terms of the Administration Agreement, Full Circle Service Company provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. Mr. Stuart, our Chief Executive Officer and President, is the managing member of, and has financial and controlling interests in, Full Circle Service Company.
•	We have entered into a license agreement with Full Circle Advisors, pursuant to which Full Circle Advisors has agreed to grant us a non-exclusive, royalty-free license to use the name “Full Circle.”
•	Our Chief Financial Officer, Treasurer and Secretary, William E. Vastardis, is the President of Vastardis Fund Services LLC. Full Circle Service Company has engaged Vastardis Fund Services to provide certain administrative services to us.

Full Circle Advisors’ investment team presently manages Full Circle Funding, LP, a specialty lender serving smaller and lower middle-market companies. Although the existing investment funds managed by Full Circle Funding, LP, which currently consist of the Legacy Funds, are no longer making investments in new opportunities, any affiliated investment vehicle formed in the future and managed by our investment adviser or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. Full Circle Advisors and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, Full Circle Advisors or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with Full Circle Advisors’ allocation procedures. In connection with our acquisition of the Legacy Portfolio, we issued an aggregate of 4,191,415 shares of our common stock and approximately $3.4 million of Distribution Notes to the Legacy Investors, pursuant to the Asset Purchase Agreement.

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

Recent Developments

Dividend

On September 8, 2011, the Board of Directors declared monthly dividends of $0.077, $0.077 and $0.077 per share payable on November 15, 2011 for holders of record at October 31, 2011, December 15, 2011 for holders of record at November 30, 2011 and January 13, 2012 for holders of record at December 30, 2011, respectively.

Recent Portfolio Activity

Subsequent to June 30, 2011, the Company extended the loan to Ygnition Networks, Inc. through September 6, 2012.

Subsequent to June 30, 2011, the Company extended the loan to Iron City Brewing, LLC through September 30, 2011.

On August 3, 2011, the Company invested $1,000,000 in a revolving loan bearing interest at LIBOR plus 9.00% and $6,250,000 in a term loan bearing interest at LIBOR plus 13.00% to ProGrade Ammo Group, LLC as part of an $8,250,000, three year loan facility. ProGrade Ammo Group, LLC provides ammunition, accessories and components to retail outlets, ammunition manufacturers and law enforcement agencies.

On August 15, 2011, VaultLogix, LLC pre-paid, at par, its loan from the Company, remitting a total of $5,023,333 to the Company for outstanding principal and interest.

On September 1, 2011, West World Media, LLC pre-paid, at par, its loan from the Company, remitting a total of $6,992,171 to the Company for outstanding principal, interest and fees.

On September 14, 2011, the Company invested $300,000 in a revolving loan bearing interest at LIBOR plus 9.75%, $4,000,000 in a term loan bearing interest at LIBOR plus 11.50% and $4,500,000 in a term loan bearing interest at LIBOR plus 13.00% to Coast Plating, Inc. as part of a $10,500,000 three year loan facility. Coast Plating, Inc. provides metal processing and metal finishing services for the aerospace and defense industries.

On September 20, 2011, the Company invested $5,785,000 in a term loan bearing interest at 15.00% and received equity interests in The Finance Company, LLC as part of a $7,000,000 four year loan facility. The

Finance Company, LLC, through its subsidiaries which operate under the Cashwell trade name, provides consumer installment loan programs in South Carolina.

On September 20, 2011, the Company invested $500,000 in a revolving loan bearing interest at LIBOR plus 9.85% and $2,500,000 in a term loan bearing interest at LIBOR plus 14.75% to iMedX, Inc. as part of a $4,500,000 loan facility. iMedX, Inc. is a medical documentation services company that addresses the small physician practice and medical clinic markets.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2011, three debt investments in our portfolio were at a fixed rate, and the remaining seventeen debt investments were at variable rates, representing approximately $12 million and $44 million in principal debt, respectively. The majority of our floating rate debt instruments are currently at their floor interest rate. The variable rates are based upon the Prime rate or LIBOR.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1% increase in the underlying Prime rate or LIBOR, and no other change in our portfolio as of June 30, 2011. We have also assumed $3.4 million of outstanding borrowings, with no outstanding borrowings having a floating rate based upon LIBOR. Under this analysis, net investment income would increase by approximately $0.1 million annually. If we had instead assumed a 1% decrease in the underlying Prime rate or LIBOR, net investment income would decrease correspondingly by approximately $0.1 million annually. Although management believes that this analysis is indicative of our existing interest rate sensitivity at June 30, 2011, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	69
Consolidated Statements of Assets and Liabilities as of June 30, 2011 and June 30, 2010	70
Consolidated Statements of Operations for the year ended June 30, 2011 and the period from April 16, 2010 (date of inception) to June 30, 2010	71
Consolidated Statements of Changes in Net Assets for the year ended June 30, 2011 and the period from April 16, 2010 (date of inception) to June 30, 2010	72
Consolidated Statements of Cash Flows for the year ended June 30, 2011 and the period from April 16, 2010 (date of inception) to June 30, 2010	73
Consolidated Schedule of Investments as of June 30, 2011	74
Notes to Consolidated Financial Statements	77

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Full Circle Capital Corporation

We have audited the accompanying consolidated statements of assets and liabilities of Full Circle Capital Corporation (the “Company”) as of June 30, 2011 and 2010, including the consolidated schedule of investments as of June 30, 2011, and the related consolidated statements of operations, changes in net assets, and cash flows for the year ended June 30, 2011 and the period from April 16, 2010 (date of inception) to June 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidate financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Full Circle Capital Corporation as of June 30, 2011 and 2010, and the results of their operations and cash flows for the year ended June 30, 2011 and the period from April 16, 2010 (date of inception) to June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
September 20, 2011

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

		June 30, 2011	June 30, 2010
Assets
Control Investments at Fair Value (Cost of $1,658,552 and $—)	(NOTE 2, 10)	$842,884	$—
Affiliate Investments at Fair Value (Cost of $7,174,348 and $—)	(NOTE 2, 10)	7,112,992	—
Investments at Fair Value (Cost of $75,757,764 and $—)	(NOTE 2, 10)	74,838,241	—
Cash		2,065,943	1,455
Deposit with Broker		2,657,859	—
Interest Receivable	(NOTE 2)	680,527	—
Prepaid Expenses		33,642	—
Other Current Assets		212,961	—
Deferred Offering Expenses		—	425,463
Deferred Credit Facility Fees		50,000	—
Total Assets		88,495,049	426,918
Liabilities
Due to Affiliate	(NOTE 5)	592,418	—
Accounts Payable		116,289	—
Accrued Liabilities		73,228	—
Due to Broker		25,999,632	—
Dividends Payable		1,399,361	—
Interest Payable		23,361	—
Other Current Liabilities		412,171	—
Accrued Offering Expenses		—	425,463
Accrued Organizational Expenses		—	12,500
Distribution Notes	(NOTE 8)	3,404,583	—
Total Liabilities		32,021,043	437,963
Net Assets		$56,474,006	$(11,045)
Components of Net Assets
Common Stock, par value $0.01 per share (100,000,000 authorized; 6,219,382 and 100 issued and outstanding, respectively)		$62,194	$1
Paid-in capital in excess of par		58,204,411	1,499
Distributions in excess of Net Investment Income		(340,534)	—
Accumulated Net Realized Gains		344,482	—
Accumulated Net Unrealized Losses		(1,796,547)	—
Deficit accumulated during development stage		—	(12,545)
Net Assets		$56,474,006	$(11,045)
Net Asset Value Per Share		$9.08	$(110.45)

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		Year ended June 30, 2011	Period from April 16, 2010 (date of inception) to June 30, 2010
Investment Income
Interest Income		$5,872,321	$—
Interest Income from Affiliate		1,125,160	—
Dividend Income		4,427	—
Dividend Income from Affiliate		210,833	—
Other Income	(NOTE 2)	685,823	—
Other Income from Affiliate	(NOTE 2)	61,073	—
Total Investment Income		7,959,637	—
Operating Expenses
Management Fee	(NOTE 5)	969,533	—
Incentive Fee	(NOTE 5)	1,130,190	—
Total Advisory Fees		2,099,723	—
Allocation of Overhead Expenses	(NOTE 5)	300,900	—
Sub-Administration Fees	(NOTE 5)	260,381	—
Officers’ Compensation	(NOTE 5)	110,904	—
Total Administration Fees		672,185	—
Directors’ Fees		117,982	—
Interest Expenses	(NOTE 8)	525,982	—
Professional Services Expenses		300,066	—
Bank Fees		16,135	45
Tax Expenses		3,515	—
Other		257,999	—
Organizational Expenses	(NOTE 2)	178,979	12,500
Total Gross Operating Expenses		4,172,566	12,545
Management Fee Waiver and Expense Reimbursement		(547,308)	—
Total Net Operating Expenses		3,625,258	12,545
Net Investment Income (Loss)		4,334,379	(12,545)
Net change in Unrealized Gain (Loss) on Investments		(1,796,547)	—
Realized Gain on Investments		344,482	—
Net Increase (Decrease) in Net Assets Resulting from Operations		$2,882,314	$(12,545)
Earnings (loss) per common share	(NOTE 4)	$0.56	$(125.45)
Weighted average shares of common stock outstanding		5,152,573	100

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year ended June 30, 2011	Period from April 16, 2010 (date of inception) to June 30, 2010
Increase (Decrease) in Net Assets Resulting from Operations:
Net Investment Income (Loss)	$4,334,379	$(12,545)
Net change in Unrealized Gain (Loss) on Investments	(1,796,547)	—
Realized Gain on Investments	344,482	—
Net Increase (Decrease) in Net Assets Resulting from Operations	2,882,314	(12,545)
Dividends to Shareholders	(4,662,368)	—
Capital Share Transactions:
Issuance of Common Stock	60,425,564	1,500
Reinvested Dividends and Distributions	241,608
Less Offering Costs and Underwriting Fees	(2,402,067)	—
Net Increase in Net Assets Resulting from Capital Share Transactions	58,265,105	1,500
Total Increase (Decrease) in Net Assets	56,485,051	(11,045)
Net Assets at Beginning of Period	(11,045)	—
Net Assets at End of Period	$56,474,006	$(11,045)
Capital Share Activity:		—
Shares issued	6,219,282	100
Shares Outstanding at Beginning of Period	100	—
Shares Outstanding at End of Period	6,219,382	100

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Year ended June 30, 2011	Period from April 16, 2010 (date of inception) to June 30, 2010
Cash Flows from Operating Activities:
Net Increase (Decrease) in Net Assets Resulting from Operations		$2,882,314	$(12,545)
Adjustments to reconcile Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Purchases of Investments		(138,011,185)	—
Proceeds from Sale or Refinancing of Investments		126,881,158	—
Realized Gain on Investments		(344,482)	—
Net change in Unrealized Gain (Loss) on Investments		1,796,547
Amortization of Discount		(835,861)	—
Change in Operating Assets and Liabilities
Deposit with Broker		(2,657,859)	—
Interest Receivable		(9,265)	—
Dividends Receivable		143,750	—
Prepaid Expenses		(33,642)	—
Other Current Assets		(130,317)	—
Deferred Credit Facility Fees		(50,000)	—
Due to Affiliate		592,418	—
Accounts Payable		116,289	—
Accrued Liabilities		73,228	—
Due to Broker		25,999,632	—
Interest Payable		23,361	—
Other Current Liabilities		126,513	—
Accrued Organizational Expenses		(71,284)	12,500
Net Cash Provided by (Used in) Operating Activities		16,491,315	(45)
Cash Flows from Financing Activities:
Borrowings Under Credit Facility		36,061,951	—
Payments Under Credit Facility		(63,538,183)	—
Dividends Paid to Shareholders		(3,021,399)	—
Payment of Offering Expenses		(579,196)	—
Proceeds From Shares Issued, net of Underwriting Fees		16,650,000	1,500
Net Cash Provided by (Used in) Financing Activities		(14,426,827)	1,500
Total Increase in Cash		2,064,488	1,455
Cash Balance at Beginning of Period		1,455	—
Cash Balance at End of Period		$2,065,943	$1,455
Supplemental Disclosure of Non-Cash Financing Activity:
Assets Purchased for Shares	(NOTE 6)	$73,306,379	$—
Debt Issued to Purchase Shares	(NOTE 6)	$(30,880,815)	$—
Dividends Declared, not yet Paid		$1,399,361	$—
Accrued Offering Expenses		$—	$425,463
27,867 Shares Issued in Connection with Dividend Reinvestment Plan		$241,608	$—
Supplemental Disclosure of Cash Flow Information:			$—
Cash Paid During the Period for Interest		$475,995

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2011

Description(1),(2)	Industry	Par Amount/Quantity		Cost		Fair Value		% of Net Asset Value
Attention Transit Advertising Systems, LLC	Outdoor Advertising Services
Senior Secured Loan, 14.50%, 11/1/2012		$2,209,597		$2,162,920		$2,125,633		3.76%
Background Images, Inc.	Equipment Rental Services
Senior Secured Loan – Term A, 14.70%, 6/28/2014		$2,300,000		2,259,824		2,351,750		4.16%
Senior Secured Loan – Term B, 16.45%, 6/28/2014			$1,300,000		1,277,291		1,332,500	2.36%
Totals					3,537,115		3,684,250	6.52%
Blackstrap Broadcasting, LLC	Radio Broadcasting
Senior Secured Loan, 5.00%, 9/25/2012		$3,000,000		2,798,172		2,860,500		5.06%
Subordinated Secured Loan, 16.00%, 9/25/2012			$3,500,000		3,480,089		3,479,000	6.16%
Totals					6,278,261		6,339,500	11.22%
CSL Operating, LLC	Industrial Metal Treatings
Senior Secured Loan – Term A, 11.70%, 5/11/2014		$2,000,000		1,990,333		1,963,000		3.48%
Senior Secured Loan – Term B, 11.70%, 5/11/2014			$2,000,000		1,990,333		1,943,000	3.44%
Totals					3,980,666		3,906,000	6.92%
Equisearch Acquisition, Inc.	Asset Recovery Services
Senior Secured Loan, 14.00%, 1/31/2012		$2,363,747		2,363,747		2,076,552		3.68%
Warrants for 47.9056 shares (at a $0.01 strike price), expire 1/31/2016			48		225,000		13,000	0.02%
Totals					2,588,747		2,089,552	3.70%
Iron City Brewing, LLC	Beverages
Senior Secured Loan, 19.74%, 7/31/2011		$521,666		521,666		521,666		0.92%
Warrants for 148 Membership Units (at a $0.01 strike price), expire 08/10/2013(3)			148		—		—	0.00%
Totals					521,666		521,666	0.92%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2011

Description(1),(2)	Industry	Par Amount/Quantity		Cost		Fair Value		% of Net Asset Value
MDU Communications (USA) Inc.	Cable TV Broadband Services
Senior Secured Loan – Tranche A, 11.85%, 6/30/2013		$5,000,000		5,000,000		5,000,000		8.85%
Senior Secured Loan – Tranche C, 9.75%, 6/30/2013			$250,000		250,000		248,000	0.44%
Senior Secured Loan – Tranche D, 8.75%, 6/30/2013			$1,480,000		1,480,000		1,414,880	2.51%
Warrants for 37,500 shares (at a $6.00 strike price), expire 6/30/2013			37,500		298		845	0.00%
Warrants for 30,476 shares (at a $8.20 strike price), expire 9/11/2011			30,476		—		—	0.00%
Totals					6,730,298		6,663,725	11.80%
Texas Westchester Financial, LLC(4)	Consumer Financing
Limited Liability Company Interests		17,063		$1,658,552		$842,884		1.49%
The Selling Source, LLC	Information and Data Services
Senior Secured Loan, 12.00%, 12/21/2012		$5,330,357		5,330,357		5,330,357		9.44%
US Path Labs, LLC	Healthcare Services
Senior Secured Loan, 13.00%, 8/31/2012		$2,500,000		2,472,020		2,488,750		4.41%
VaultLogix, LLC	Information Retrieval Services
Senior Secured Loan, 12.00%, 9/4/2011		$5,000,000		4,958,214		5,000,000		8.85%
Warrants for 1.518% Ownership, (at a $307.855 strike price), expire 9/4/2013			3,439		56,147		45,716	0.08%
Totals					5,014,361		5,045,716	8.93%
West World Media, LLC(5),(6)	Information and Data Services
Senior Secured Loan*, 16.00%, 12/31/2011		$6,909,993		6,743,848		6,758,492		11.97%
Limited Liability Company Interests			85,210		430,500		354,500	0.63%
Totals					7,174,348		7,112,992	12.60%
Ygnition Networks, Inc.	Cable TV Broadband Services
Senior Secured Loan – Tranche A, 13.25%, 7/6/2011		$3,750,000		3,749,214		3,596,250		6.37%
Senior Secured Loan – Tranche B, 12.75%, 7/6/2011			$2,500,000		2,499,282		2,386,250	4.23%
Senior Secured Loan – Tranche C, 12.75%, 7/6/2011			$2,500,000		2,499,282		2,386,250	4.23%
Senior Secured Loan – Tranche D, 12.25%, 7/6/2011			$2,394,346		2,393,943		2,274,628	4.03%
Totals					11,141,721		10,643,378	18.86%
United States Treasury
United States Treasury Bill** 0.02%, 8/4/2011			$26,000,000		25,999,632		25,999,714	46.04%
Total Investments					$84,590,664		$82,794,117	146.61%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2011

The following table shows the fair value of our portfolio of investments by industry, as of June 30, 2011, excluding United States Treasury Bills of approximately $26 million.

	June 30, 2011
	Investment at Fair Value (dollars in millions)	Percentage of Net Assets
Cable TV/Broadband Services	$17.3	30.65%
Information and Data Services	12.5	22.03
Radio Broadcasting	6.3	11.23
Information Retrieval Services	5.1	8.94
Industrial Metal Treatings	3.9	6.92
Equipment Rental Services	3.7	6.52
Healthcare Services	2.5	4.41
Outdoor Advertising Services	2.1	3.76
Asset Recovery Services	2.1	3.70
Consumer Financing	0.8	1.49
Beverages	0.5	0.92
Total	$56.8	100.57%

(1)	Our investments are acquired in private transactions exempt from registration under the Securities Act of 1933, therefore are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act of 1933.
(2)	A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to LIBOR or the U.S. prime rate, and which is reset daily, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of June 30, 2011.
(3)	A portion of Full Circle Capital Corporation’s warrants in Iron City Brewing, LLC is held through its wholly-owned subsidiary Full Circle ICB, Inc. The remainder of the warrants are held directly by Full Circle Capital Corporation.
(4)	Denotes a Control Investment. “Control Investments” are investments in those companies that are “Control Investments” of the Company, as defined in the Investment Company Act of 1940. The Company is deemed to be a “Control Investment” of a company in which it has invested if it owns more than 25% of the voting securities of such company.
(5)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the Investment Company Act of 1940, which are not “Control Investments.” The Company is deemed to be an “Affiliate” of a company in which it has invested if it owns 5% or more but less than 25% of the voting securities of such company.
(6)	A portion of Full Circle Capital Corporation’s investments in West World Media, LLC is held through its wholly-owned subsidiary Full Circle West, Inc. The remainder of the LLC interests are held directly by Full Circle Capital Corporation.
*	Investment contains a partial payment in kind (“PIK”) feature.
**	Interest rate shown reflects yield to maturity at time of purchase.

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

Note 2. Significant Accounting Policies

Use of Estimates and Basis of Presentation

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Changes in the economic environment, financial markets, creditworthiness of our portfolio companies and any other parameters used in determining these estimates could cause actual results to differ.

These consolidated financial statements have been prepared in accordance with GAAP and conform to Regulation S-X under the Securities Exchange Act of 1934, as amended. The financial results of our portfolio investments are not consolidated in the financial statements.

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
June 30, 2011

Note 2. Significant Accounting Policies  – (continued)

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Note 2. Significant Accounting Policies  – (continued)

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

Structuring fees, excess deal deposits, prepayment fees and similar fees are recognized as Other Income as earned, usually when paid. Other fee income, including annual fees and monitoring fees are included in Other Income. Income from such sources was $746,896 for the year ended June 30, 2011. The Company did not earn Other Income for the period from April 16, 2010 (date of inception) to June 30, 2010. Fee income consists principally of administrative fees, prepayment fees, structuring fees and unused line fees.

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Note 2. Significant Accounting Policies  – (continued)

income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.

If we do not distribute (or are not deemed to have distributed) each calendar year sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the “Minimum Distribution Amount”, we will generally be required to pay an excise tax equal to 4% of the amount by the Minimum Distribution Amount exceeds the distributions for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. During the year ended June 30, 2011, the Company paid $3,515 in excise taxes.

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

Guarantees and Indemnification Agreements

We follow ASC Topic 460, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. ASC Topic 460 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, for those guarantees that are covered by ASC Topic 460, the fair value of the obligation undertaken in issuing certain guarantees. ASC Topic 460 did not have a material effect on the consolidated financial statements. Refer to Note 5 and Note 8 for further discussion of guarantees and indemnification agreements.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented. Basic and diluted earnings (loss) per share are the same since there are no potentially dilutive securities outstanding.

Organizational Expenses and Offering Costs

A portion of the net proceeds of the Company’s initial public offering was used for organizational and offering expenses of approximately $191,479 and $1,052,067, respectively. Organizational expenses were expensed as incurred. The Company incurred $178,979 of organizational expenses for the year ended June 30, 2011, with an additional $12,500 being incurred during the period from April 16, 2010 (date of inception) to June 30, 2010. Offering costs were charged against paid-in capital in excess of par. All organizational and offering costs were borne by the Company.

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Note 3. Concentration of Credit Risk and Liquidity Risk  – (continued)

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

Note 4. Earnings (Loss) per Common Share

The following information sets forth the computation of basic and diluted income (loss) per common share for the year ended June 30, 2011, and the period from April 16, 2010 (date of inception) to June 30, 2010.

	Year ended June 30, 2011	For the period from April 16, 2010 (date of inception) to June 30, 2010
Per Share Data(1):
Net Increase (Decrease) in Net Assets Resulting from Operations	$2,882,314	(12,545)
Average weighted shares outstanding for period	5,152,573	100
Basic and diluted earnings (loss) per common share	$0.56	(125.45)

(1)	Per share data based on weighted average shares outstanding.

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

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services the Adviser receives a fee from us, consisting of two components, a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.75% of our gross assets, as adjusted. For services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets, as adjusted, at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter will be appropriately pro-rated. In addition, our investment adviser agreed to waive any portion of the base management fee that exceeded 1.50% of Full Circle Capital’s gross assets, as adjusted, until August 31, 2011 when such waiver expires.

The total base management fees earned by the Adviser for the year ended June 30, 2011 was $969,533. After adjusting for the waiver of $138,505, the total base management fee payable to the Adviser at June 30, 2011 was $310,809, after reflecting payment of $520,219 during the period, and is included in the Consolidated Statement of Assets and Liabilities in Due to Affiliate. The Adviser did not earn a management fee for the period from April 16, 2010 (date of inception) to June 30, 2010.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Note 5. Related Party Agreements and Transactions  – (continued)

The incentive fee has two parts. The first part of the incentive fee (the “Income incentive fee”) is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement to Full Circle Service Company (the “Administrator”), and any interest expenses and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include organizational costs or any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 1.75% per quarter (7.00% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee. We pay the Adviser an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Note 5. Related Party Agreements and Transactions  – (continued)

Income incentive fees of $1,130,190 were earned by the Adviser for the year ended June 30, 2011 and the total income incentive fee payable to the Adviser at June 30, 2011 was $281,609, after reflecting payment of $848,581 during the period, and is included in the Consolidated Statement of Assets and Liabilities in Due to Affiliate. The Adviser did not earn income incentive fees for the period from April 16, 2010 (date of inception) to June 30, 2010.

The Adviser has agreed to reimburse the Company for any operating expenses, excluding interest expenses, investment advisory and management fees, and organizational and offering expenses, in excess of 2% of our net assets for the first twelve months following the completion of the initial public offering, which occurred on August 31, 2010. This agreement was extended through September 30, 2011, and equates to an accrual offset against the Advisor’s management fee of $408,803 for the year ended June 30, 2011.

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

The Administrator, and Vastardis Fund Services LLC (“Vastardis” or the “Sub-Administrator”), may also provide administrative services to the Adviser. As a result, the Adviser also reimburses the Administrator and/or the Sub-Administrator for its allocable portion of the Administrator’s and/or Sub-Administrator’s overhead, including rent, the fees and expenses associated with performing compliance functions for Full Circle Advisors, and its allocable portion of the compensation of any administrative support staff. To the extent the Adviser or any of its affiliates manage other investment vehicles in the future, no portion of any administrative services provided by the Administrator to such other investment vehicles will be charged to us.

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Note 5. Related Party Agreements and Transactions  – (continued)

Sub-Administration Agreement

Our Chief Financial Officer, William E. Vastardis, is the President of Vastardis. The Administrator has engaged Vastardis to provide certain administrative services to us. In exchange for providing such services, the Administrator will pay Vastardis an asset-based fee with a $200,000 annual minimum as adjusted for any reimbursement of expenses. This asset-based fee will vary depending upon our gross assets, as adjusted, as follows:

Gross Assets Fee
first $150 million of gross assets	20 basis points (0.20%)
next $150 million of gross assets	15 basis points (0.15%)
next $200 million of gross assets	10 basis points (0.10%)
in excess of $500 million of gross assets	5 basis points (0.05%)

In addition to the above fees, certain administrative services previously provided by the Administrator are now performed by Vastardis for the Administrator for an annual fee of $112,457, paid quarterly in advance.

We will reimburse the Administrator for the fees charged for the service of Mr. Vastardis as our Chief Financial Officer, Treasurer and Secretary at an annual rate of $250,000. Vastardis agreed to cap its first year fees at $200,000, plus any reimbursement of expenses, for administrative services to us, and at $100,000 for the service of Mr. Vastardis as our Chief Financial Officer, Treasurer and Secretary.

For the period from April 16, 2010 (date of inception) to June 30, 2010, the Company did not incur expenses under the Administration Agreement.

For the year ended June 30, 2011 the Company incurred $672,185 of expenses under the Administration Agreement, $260,381 of which was earned by the Sub-Administrator and $110,904 was paid in officers compensation. The remaining $300,900 was recorded as an Allocation of Overhead Expenses to the Administrator in the Consolidated Statement of Operations.

The Administrator and Adviser did not begin charging Administration and Advisory fees to the Company until August 31, 2010, the date of the initial public offering and commencement of operations of the Company.

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. With regard to the Control Investment in Texas Westchester Financial, LLC, the Company has provided managerial assistance during the period. As of June 30, 2011, none of the portfolio companies had accepted our offer for such services.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Note 6. Equity Offerings and Related Expenses and Other Stock Issuances

During the year ended June 30, 2011, we issued 6,219,282 shares of our common stock through an initial public offering and a private placement and our dividend reinvestment plan. Offering expenses were charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us. The proceeds raised, the related underwriting fees, the offering expenses, and the price at which common stock was issued since inception are detailed in the following table:

Issuances of Common Stock	Number of Shares Issued		Gross Proceeds Raised, Net Assets Acquired and Dividends Reinvested	Underwriting Fees	Offering Expenses	Offering Price
April 16, 2010	100		$1,500	—	—	$15.00 per/share
August 31, 2010	4,191,415	(1)	$42,425,564	—	—	$10.13 per/share	(2)
August 31, 2010	2,000,000		$18,000,000	$1,350,000	$1,052,067	$9.00 per/share
January 14, 2011	27,867	(3)	$241,608	—	—	$8.67 per/share

(1)	Includes 403,662 shares that were issued on September 30, 2010 upon the expiration of the overallotment option granted to the underwriters in connection with our initial public offering. Such shares were deemed to be outstanding at August 31, 2010.
(2)	Based on weighted average price assigned to shares.
(3)	Issued pursuant to the Company’s dividend reinvestment plan.

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Note 6. Equity Offerings and Related Expenses and Other Stock Issuances  – (continued)

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

Note 7. Financial Highlights

	For the period from August 31, 2010 (commencement of operations) to June 30, 2011		For the period from April 16, 2010 (date of inception) to June 30, 2010
Per Share Data(1):
Net asset value at beginning of period	$9.40		$15.00	(2)
Offering costs	(0.04)		—
Net investment income	0.70		(125.45)
Change in unrealized gain (loss)	(0.29)		—
Realized gain (loss)	0.06		—
Dividends declared	(0.75)		—
Net asset value at end of period	$9.08		$(110.45)
Per share market value at end of period	$7.90		$(110.45)
Total return based on market value	(4.03	)%(3)	(836.33	)%(4)
Total return based on net asset value	5.62	%(3)	(836.33	)%(4)
Shares outstanding at end of period	6,219,382		100
Average weighted shares outstanding for period	6,206,824		100
Ratio / Supplemental Data:
Net assets at end of period	$56,474,006		$(11,045)
Average net assets	$57,455,987		$(4,773)
Annualized ratio of gross operating expenses to average net assets(5)	8.49%		1,279.28%
Annualized ratio of net operating expenses to average net assets(5)	7.34%		1,279.28%
Annualized ratio of net investment income to average net assets(5)	9.29%		(1,279.28)%

(1)	Financial highlights are based on average weighted shares outstanding.
(2)	For the period from April 16, 2010 (date of inception) to June 30, 2010, the net asset value at issuance was $15.00.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Note 7. Financial Highlights  – (continued)

(3)	Total return based on market value is based on the change in market price per share assuming an investment at the initial public offering price of $9.00 per share. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.
(4)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on market value is the same as total return based on net asset value as our shares were not publicly traded from inception through June 30, 2010. The total returns are not annualized.
(5)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment income (loss) to average net assets are adjusted accordingly. Non-recurring expenses were not annualized. For the period from August 31, 2010 to June 30, 2011 the Company incurred $102,609 of Organizational Expenses, which were deemed to be non-recurring. For the period from April 16, 2010 to June 30, 2010, the Company incurred $12,500 of Organizational Expenses, which were deemed to be non-recurring.

Note 8. Long Term Liabilities

Line of Credit

On August 31, 2010, the Company entered into a secured revolving credit facility (the “Credit Facility”) with First Capital. The facility size is $35 million and will expire in January 2012. Under the agreement, base rate borrowings bear interest at LIBOR (0.18555% at June 30, 2011) plus 5.50%. The Credit Facility is secured by all of the assets of the Company. Under the Credit Facility, the Company is required to satisfy several financial covenants, including maintaining a minimum level of stockholders’ equity, a maximum level of leverage and minimum asset coverage and interest coverage ratios. In addition, the Company is required to comply with other general covenants, including with respect to indebtedness, liens, restricted payments and mergers and consolidations. At June 30, 2011, the Company did not have a balance on the Credit Facility.

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
June 30, 2011

Note 9. Fair Value Measurements

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820. See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of June 30, 2011:

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$—	$55,537,458	$55,537,458
US Treasury Securities, at fair value	25,999,714	—	—	25,999,714
Investments in private companies, at fair value	—	—	1,197,384	1,197,384
Investments in securities, at fair value	—	—	59,561	59,561
	$25,999,714	$—	$56,794,403	$82,794,117

During the year ended June 30, 2011, there were no transfers in or out of levels.

The Company did not have any assets to be measured at fair value subject to the disclosure requirements of ASC Topic 820 as of June 30, 2010.

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

Changes in Level 3 assets measured at fair value for the year ended June 30, 2011 are as follows:

	LEVEL 3
	Beginning Balance July 1, 2010	Accretion of Original Issue Discount	Realized & Unrealized Losses	Purchases	Sales And Settlements	Ending Balance June 30, 2011	Change in Unrealized Losses for Investments still held at June 30, 2011
Assets
Senior and Subordinated Loans, at fair value	$—	$835,926	$(337,635)	$87,529,153	$(32,489,986)	$55,537,458	$(683,077)
Investments in private companies, at fair value	—		(891,668)	2,089,052	—	1,197,384	(891,668)
Investments in securities, at fair value	—		(221,884)	281,445	—	59,561	(221,884)
	$—	$835,926	$(1,451,187)	$89,899,650	$(32,489,986)	$56,794,403	$(1,796,629)

Realized and unrealized gains and losses are included in realized gain on investments and net change in unrealized gain (loss) on investments in the consolidated statements of operations. The change in unrealized losses for Level 3 investments still held at June 30, 2011 of ($1,796,629) is included in change in net unrealized gain (loss) on investments in the consolidated statement of operations for the year ended June 30, 2011.

Note 10. Derivative Contracts

In the normal course of business, the Company may utilize derivative contracts in connection with its investment activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The derivative activities and exposure to derivative contracts primarily involve

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Note 10. Derivative Contracts  – (continued)

equity price risks. In addition to the primary underlying risk, additional counterparty risk exists due to the potential inability of counterparties to meet the terms of their contracts.

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

Volume of Derivative Activities

At June 30, 2011, the notional amounts and number of warrants, categorized by primary underlying risk, are as follows:

	Long Exposure
	Notional Amounts	Number of Warrants
Primary Underlying Risk
Equity Price
Warrants(a)	$529,252	71,611

(a)	Notional amounts presented for warrants are based on the fair value of the underlying shares as if the warrants were exercised at June 30, 2011.

Note 11. Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurements (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a significant impact on our financial condition and results of operations.

In February 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”). ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 provides guidance to clarify whether the creditor has granted a concession and whether a debtor is experiencing financial difficulties. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Note 11. Recently Issued Accounting Standards  – (continued)

restructurings occurring on or after the beginning of the fiscal year of adoption. The adoption of ASU 2011-02 is not expected to have a significant impact on our financial condition and results of operations.

In January 2010, the FASB issued ASU No. 2010-6 Fair Value Measurements and Disclosures related to Fair Value Measurements and Disclosures — (Topic 820), Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosures for transfers in and out of Levels 1 and 2, reporting gross activity in Level 3 fair value measurements, and clarifications to the level of detail of existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of reporting gross activity in Level 3 fair value measurements which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We do not expect the adoption of ASU 2010-6 to have a significant impact on our financial condition and results of operations.

Note 12. Subsequent Events

Dividend

On September 8, 2011, the Board of Directors declared monthly dividends of $0.077, $0.077 and $0.077 per share payable on November 15, 2011 for holders of record at October 31, 2011, December 15, 2011 for holders of record at November 30, 2011 and January 13, 2012 for holders of record at December 30, 2011, respectively.

Recent Portfolio Activity

Subsequent to June 30, 2011, the Company extended the loan to Ygnition Networks, Inc. through September 6, 2012.

Subsequent to June 30, 2011, the Company extended the loan to Iron City Brewing, LLC through September 30, 2011.

On August 3, 2011, the Company invested $1,000,000 in a revolving loan bearing interest at LIBOR plus 9.00% and $6,250,000 in a term loan bearing interest at LIBOR plus 13.00% to ProGrade Ammo Group, LLC as part of an $8,250,000, three year loan facility. ProGrade Ammo Group, LLC provides ammunition, accessories and components to retail outlets, ammunition manufacturers and law enforcement agencies.

On August 15, 2011, VaultLogix, LLC pre-paid, at par, its loan from the Company, remitting a total of $5,023,333 to the Company for outstanding principal and interest.

On September 1, 2011, West World Media, LLC pre-paid, at par, its loan from the Company, remitting a total of $6,992,171 to the Company for outstanding principal, interest and fees.

On September 14, 2011, the Company invested $300,000 in a revolving loan bearing interest at LIBOR plus 9.75%, $4,000,000 in a term loan bearing interest at LIBOR plus 11.50% and $4,500,000 in a term loan bearing interest at LIBOR plus 13.00% to Coast Plating, Inc. as part of a $10,500,000 three year loan facility. Coast Plating, Inc. provides metal processing and metal finishing services for the aerospace and defense industries.

On September 20, 2011, the Company invested $5,785,000 in a term loan bearing interest at 15.00% and received equity interests in The Finance Company, LLC as part of a $7,000,000 four year loan facility. The Finance Company, LLC, through its subsidiaries which operate under the Cashwell trade name, provides consumer installment loan programs in South Carolina.

On September 20, 2011, the Company invested $500,000 in a revolving loan bearing interest at LIBOR plus 9.85% and $2,500,000 in a term loan bearing interest at LIBOR plus 14.75% to iMedX, Inc. as part of a $4,500,000 loan facility. iMedX, Inc. is a medical documentation services company that addresses the small physician practice and medical clinic markets.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

Note 13. Selected Quarterly Financial Data (Unaudited)

	Total Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase in Net Assets from Operations
Quarter Ended	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
September 30, 2010	$867,582	$0.42	$306,783	$0.15	$(99,791)	$(0.05)	$206,992	$0.10
December 31, 2010	$2,678,197	$0.43	$1,495,125	$0.24	$(137,707)	$(0.02)	$1,357,418	$0.22
March 31, 2011	$2,305,432	$0.37	$1,361,635	$0.22	$(799,361)	$(0.13)	$562,274	$0.09
June 30, 2011	$2,108,426	$0.34	$1,170,836	$0.19	$(415,206)	$(0.07)	$755,630	$0.12

(1)	Per share amounts are calculated using weighted average shares during the period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

As of June 30, 2011 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)  Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2011. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of June 30, 2011 based on the criteria in Internal Control — Integrated Framework issued by COSO.

This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report on Form 10-K.

(c)  Attestation Report of the Independent Registered Public Accounting Firm

Not applicable.

(d)  Changes in Internal Controls Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of the year ending June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 11. Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

a.  Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

Page
Report of Independent Registered Public Accounting Firm	69
Consolidated Statements of Assets and Liabilities as of June 30, 2011 and June 30, 2010	70
Consolidated Statements of Operations for the year ended June 30, 2011 and the period from April 16, 2010 (date of inception) to June 30, 2010	71
Consolidated Statements of Changes in Net Assets for the year ended June 30, 2011 and the period from April 16, 2010 (date of inception) to June 30, 2010	72
Consolidated Statements of Cash Flows for the year ended June 30, 2011 and the period from April 16, 2010 (date of inception) to June 30, 2010	73
Consolidated Schedule of Investments as of June 30, 2011	74
Notes to Consolidated Financial Statements	77

b.  Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement**
3.2	Bylaws*
4.1	Form of Common Stock Certificate*
4.2	Form of Note Agreement for Senior Unsecured Notes*
4.3	Form of Senior Unsecured Note*
10.1	Form of Dividend Reinvestment Plan*
10.2	Form of Second Amended and Restated Loan and Security Agreement by and between the Registrant and FCC, LLC d/b/a First Capital**
10.3	Investment Advisory Agreement by and between Registrant and Full Circle Advisors, LLC*
10.4	Administration Agreement by and between Registrant and Full Circle Service Company, LLC*
10.5	Form of Indemnification Agreement by and between Registrant and each of its directors*
10.6	Trademark License Agreement by and between Registrant and Full Circle Advisors, LLC*
10.7	Form of Purchase and Sale Agreement by and between Registrant, Full Circle Partners, LP, Full Circle Fund, Ltd., Full Circle Offshore, LLC, and FCC, LLC d/b/a First Capital**
11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).
14.1	Code of Ethics*
14.2	Code of Business Conduct*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Previously filed in connection with Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-166302) filed on August 5, 2010.
**	Previously filed in connection with Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File No. 333-166302) filed on August 26, 2010.

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

FULL CIRCLE CAPITAL CORPORATION
Date: September 20, 2011	/s/ John E. Stuart John E. Stuart, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: September 20, 2011	/s/ John E. Stuart John E. Stuart, Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)
Date: September 20, 2011	/s/ William E. Vastardis William E. Vastardis, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: September 20, 2011	/s/ Mark C. Biderman Mark C. Biderman, Director
Date: September 20, 2011	/s/ Edward H. Cohen Edward H. Cohen, Director
Date: September 20, 2011	/s/ Thomas A. Ortwein, Jr. Thomas A. Ortwein, Jr., Director