Form 10-Q
period 2011-09-30
Full Circle Capital Corp
filed 2011-11-10
CIK 1490013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2011

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of November 9, 2011 was 6,219,382.

FULL CIRCLE CAPITAL CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Statements of Assets and Liabilities as of September 30, 2011 and June 30, 2011	3

	Consolidated Statements of Operations for the three months ended September 30, 2011 and September 30, 2010	4

	Consolidated Statements of Changes in Net Assets for the three months ended September 30, 2011 and September 30, 2010	5

	Consolidated Statements of Cash Flows for the three months ended September 30, 2011 and September 30, 2010	6

	Consolidated Schedule of Investments as of September 30, 2011	7

	Consolidated Schedule of Investments as of June 30, 2011	11

	Notes to Consolidated Financial Statements as of September 30, 2011	14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

	Forward-Looking Statements	26

	Overview	26

	Critical Accounting Policies	27

	Current Market Conditions and Market Opportunity	30

	Portfolio Composition and Investment Activity	31

	Results of Operations	34

	Liquidity and Capital Resources	35

	Recent Developments	38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Reserved	39

Item 5.	Other Information	39

Item 6.	Exhibits	39

SIGNATURES		40

 PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
 FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

		September 30, 2011	June 30, 2011
		(Unaudited)	(Audited)
Assets
Control Investments at Fair Value (Cost of $7,429,786 and $1,658,552, respectively)	(NOTE 2, 10)	$6,646,889	$842,884
Affiliate Investments at Fair Value (Cost of $430,500 and $7,174,348, respectively)	(NOTE 2, 10)	561,371	7,112,992
Investments at Fair Value (Cost of $97,894,488 and $75,757,764, respectively)	(NOTE 2, 10)	96,679,152	74,838,241
Total Investments at Fair Value (Cost of $105,754,774 and $84,590,664, respectively)		103,887,412	82,794,117

Cash		887,898	2,065,943
Deposit with Broker		3,500,000	2,657,859
Interest Receivable	(NOTE 2)	750,390	680,527
Due from Affiliate	(NOTE 5)	289,757	-
Prepaid Expenses		135,470	33,642
Other Current Assets		439,191	212,961
Deferred Credit Facility Fees		50,000	50,000

Total Assets		109,940,118	88,495,049

Liabilities

Due to Affiliate	(NOTE 5)	644,960	592,418
Accounts Payable		470,689	116,289
Accrued Liabilities		142,005	73,228
Due to Broker		35,000,402	25,999,632
Dividends Payable		466,454	1,399,361
Interest Payable		49,475	23,361
Other Current Liabilities		365,310	412,171
Line of Credit	(NOTE 8)	12,722,262	-
Distribution Notes	(NOTE 8)	3,404,583	3,404,583

Total Liabilities		53,266,140	32,021,043

Net Assets		$56,673,978	$56,474,006
Components of Net Assets
Common Stock, par value $0.01 per share (100,000,000 authorized; 6,219,382 issued and outstanding)		$62,194	$62,194
Paid-in Capital in Excess of Par		58,204,411	58,204,411
Distributions in Excess of Net Investment Income		(195,553)	(340,534)
Accumulated Net Realized Gains		470,288	344,482
Accumulated Net Unrealized Losses		(1,867,362)	(1,796,547)
Net Assets		$56,673,978	$56,474,006
Net Asset Value Per Share		$9.11	$9.08

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three months ended September 30, 2011	Three months ended September 30, 20101
Investment Income
Interest Income		$1,825,263	$711,430
Interest Income from Affiliate Investments		234,864	90,774
Interest Income from Control Investments		27,573	-
Dividend Income from Affiliate Investments		-	57,500
Other Income	(NOTE 2)	311,457	7,878
Other Income from Affiliate Investments	(NOTE 2)	54,086	-
Other Income from Control Investments	(NOTE 2)	105,000	-

Total Investment Income		2,558,243	867,582

Operating Expenses
Management Fee	(NOTE 5)	285,960	106,984
Incentive Fee	(NOTE 5)	371,602	112,686
Total Advisory Fees		657,562	219,670

Allocation of Overhead Expenses	(NOTE 5)	85,685	30,090
Sub-Administration Fees	(NOTE 5)	78,114	26,038
Officers’ Compensation	(NOTE 5)	45,924	9,687
Total Costs Incurred Under Administration Agreement		209,723	65,815

Directors’ Fees		28,125	29,107
Interest Expenses	(NOTE 8)	122,560	113,531
Professional Services Expense		220,873	37,794
Bank Fees		3,681	5,010
Other		85,169	40,499
Organizational Expenses	(NOTE 2)	-	143,983

Total Gross Operating Expenses		1,327,693	655,409

Management Fee Waiver and Expense Reimbursement	(NOTE 5)	(313,792)	(94,610)

Total Net Operating Expenses		1,013,901	560,799

Net Investment Income		1,544,342	306,783
Net Change in Unrealized Loss on Investments		(70,815)	(105,854)
Realized Gain on Investments		125,806	6,063

Net Increase in Net Assets Resulting from Operations		$1,599,333	$206,992

Earnings per common share	(NOTE 4)	$0.26	$0.10
Weighted average shares of common stock outstanding		6,219,382	2,086,338

1         Certain amounts have been reclassified to conform to the current period’s presentation

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	Three months ended September 30, 2011	Three months ended September 30, 20101
Increase (Decrease) in Net Assets Resulting from Operations:
Net Investment Income	$1,544,342	$306,783
Net Change in Unrealized Loss on Investments	(70,815)	(105,854)
Realized Gain on Investments	125,806	6,063

Net Increase in Net Assets Resulting from Operations	1,599,333	206,992

Dividends to Shareholders	(1,399,361)	(470,555)

Capital Share Transactions:
Issuance of Common Stock	-	60,425,564
Less Offering Costs and Underwriting Fees	-	(2,195,423)

Net Increase in Net Assets Resulting from Capital Share Transactions	-	58,230,141

Total Increase in Net Assets	199,972	57,966,578
Net Assets at Beginning of Period	56,474,006	(11,045)

Net Assets at End of Period	$56,673,978	$57,955,533

Capital Share Activity:
Shares Issued	-	6,191,415
Shares Outstanding at Beginning of Period	6,219,382	100

Shares Outstanding at End of Period	6,219,382	6,191,515

1         Certain amounts have been reclassified to conform to the current period’s presentation

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

		Three months ended September 30, 2011	Three months ended September 30, 2010
Cash Flows from Operating Activities:
Net Increase in Net Assets Resulting from Operations		$1,599,333	$206,992
Adjustments to Reconcile Net Increase in Net Assets Resulting from
Operations to Net Cash Used in Operating Activities
Purchases of Investments		(62,735,071)	(25,420,178)
Proceeds from Sale or Refinancing of Investments		41,884,104	1,394,161
Realized Gain on Investments		(125,806)	(6,063)
Net change in Unrealized Loss on Investments		70,815	105,854
Amortization of Discount		(187,337)	(93,936)
Change in Operating Assets and Liabilities
Deposit with Broker		(842,141)	(4,000,000)
Interest Receivable		(69,863)	(191,525)
Dividends Receivable		-	86,250
Due from Affiliates		(289,757)	(79,327)
Prepaid Expenses		(101,828)	(155,116)
Other Current Assets		(226,230)	55,134
Due to Affiliate		52,542	-
Accounts Payable		354,400	318,240
Accrued Liabilities		68,777	28,151
Due to Broker		9,000,770	24,999,413
Interest Payable		26,114	109,096
Other Current Liabilities		(46,861)	86,342
Accrued Offering Expenses		-	154,011
Accrued Organizational Expenses		-	(23,048)

Net Cash Used in Operating Activities		(11,568,039)	(2,425,549)

Cash Flows from Financing Activities:
Borrowings Under Credit Facility		31,827,093	5,746,067
Payments Under Credit Facility		(19,104,831)	(19,699,169)
Dividends Paid to Shareholders		(2,332,268)	-
Proceeds From Shares Issued, Net of Underwriting Fees		-	16,650,000

Net Cash Provided by Financing Activities		10,389,994	2,696,898

Total Increase (Decrease) in Cash		(1,178,045)	271,349
Cash Balance at Beginning of Period		2,065,943	1,455
Cash Balance at End of Period		$887,898	$272,804

Supplemental Disclosure of Non-Cash Financing Activity:

Assets Purchased for Shares	(NOTE 6)	$-	$73,306,379
Debt Issued to Purchase Shares	(NOTE 6)	$-	$(30,880,815)
Dividends Declared, Not Yet Paid		$466,454	$470,555

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest		$96,446	$4,435

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2011 (Unaudited)

Description 1,2	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value

Attention Transit Advertising Systems, LLC	Outdoor
Senior Secured Loan, 14.50%, 11/1/2012	Advertising Services	$2,174,691	$2,136,214	$2,031,162	3.58%

Background Images, Inc.	Equipment
Senior Secured Loan – Term A, 14.73%, 6/28/2014	Rental Services	$2,300,000	2,261,840	2,288,403	4.04%
Senior Secured Loan – Term B, 16.48%, 6/28/2014		$1,300,000	1,278,346	1,304,911	2.30%
Totals			3,540,186	3,593,314	6.34%

Blackstrap Broadcasting, LLC	Radio
Senior Secured Loan, 5.00%, 9/25/2012	Broadcasting	$3,000,000	2,836,659	2,878,290	5.08%
Subordinated Secured Loan, 16.00%, 9/25/2012		$3,500,000	3,483,897	3,492,534	6.16%
Totals			6,320,556	6,370,824	11.24%

Coast Plating, Inc.	Aerospace
Senior Secured Revolving Loan, 9.98%, 9/13/2014	Parts Plating and Finishing	$300,000	296,489	296,489	0.52%
Senior Secured Loan – Term A, 11.73%, 9/13/2014		$4,000,000	3,953,209	3,953,209	6.98%
Senior Secured Loan – Term B, 13.23%, 9/13/2014		$4,500,000	4,447,375	4,447,375	7.85%
Totals			8,697,073	8,697,073	15.35%

CSL Operating, LLC	Industrial
Senior Secured Loan – Term A, 11.73%, 5/11/2014	Metal Treatings	$2,000,000	1,991,055	1,964,134	3.47%
Senior Secured Loan – Term B, 11.73%, 5/11/2014		$2,000,000	1,991,055	1,944,693	3.43%
Totals			3,982,110	3,908,827	6.90%

Equisearch Acquisition, Inc.	Asset
Senior Secured Loan, 14.00%, 1/31/2012	Recovery Services	$2,454,638	2,454,638	1,976,139	3.49%
Warrants for 47.9056 shares (at a $0.01 strike price), expire 1/31/2016^		48	225,000	7,333	0.01%
Totals			2,679,638	1,983,472	3.50%

iMedX, Inc.	Medical
Senior Secured Revolving Loan, 10.08%, 9/19/2014	Transcription Services	$500,000	492,582	492,582	0.87%
Senior Secured Loan – Term A, 15.98%, 9/19/2014		$2,500,000	2,462,912	2,462,912	4.35%
Totals			2,955,494	2,955,494	5.22%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
September 30, 2011 (Unaudited)

Description 1,2	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value

Iron City Brewing, LLC	Beverages
Senior Secured Loan, 19.72%, 10/31/2011		$521,666	$521,666	$521,666	0.92%
Warrants for 148 Membership Units (at a $0.01 strike price), expire 08/10/20133^		148	-	-	0.00%
Totals			521,666	521,666	0.92%

MDU Communications (USA) Inc.	Cable TV
Senior Secured Loan – Tranche A, 11.85%, 6/30/2013	Broadband Services	$5,000,000	5,000,000	5,000,000	8.82%
Senior Secured Loan – Tranche C, 9.75%, 6/30/2013		$250,000	250,000	248,000	0.44%
Senior Secured Loan – Tranche D, 8.75%, 6/30/2013		$1,480,000	1,480,000	1,412,763	2.49%
Warrants for 37,500 shares (at a $6.00 strike price), expire 6/30/2013^		37,500	298	1,298	0.00%
Totals			6,730,298	6,662,061	11.75%

ProGrade Ammo Group LLC	Munitions
Senior Secured Term Loan, 13.23%, 8/1/2014		$6,250,000	6,036,007	6,239,086	11.01%
Warrants for 2.5% of the outstanding LLC interests (at a $10.00 strike price), expire 8/1/2018^		181,240	176,770	172,923	0.31%
Totals			6,212,777	6,412,009	11.32%

Texas Westchester Financial, LLC4	Consumer
Limited Liability Company Interests^	Financing	17,063	1,658,552	883,279	1.56%

The Finance Company, LLC4	Consumer
Senior Secured Term Loan, 15.00%, 9/20/2015	Financing	$5,785,714	5,630,820	5,623,196	9.92%
Limited Liability Company Interests^		50	140,414	140,414	0.25%
Totals			5,771,234	5,763,610	10.17%

The Selling Source, LLC	Information and
Senior Secured Loan, 12.00%, 12/21/2012	Data Services	$5,230,357	5,230,357	5,230,357	9.23%

US Path Labs, LLC	Healthcare
Senior Secured Loan, 13.00%, 8/31/2012	Services	$2,500,000	2,474,123	2,466,500	4.35%

VaultLogix, LLC	Information
Warrants for Variable % Ownership, (at a $307.855 strike price), expire 9/4/2013^	Retrieval Services	3,439	56,147	-	0.00%

West World Media, LLC 5,6	Information and
Limited Liability Company Interests^	Data Services	85,210	430,500	561,371	0.99%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
September 30, 2011 (Unaudited)

Description 1,2	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value

Ygnition Networks, Inc.	Cable TV
Senior Secured Loan, 12.72%, 9/6/2012	Broadband Services	$11,357,514	$11,357,514	$10,846,428	19.13%

United States Treasury
United States Treasury Bill** (0.07)%, 10/6/2011		$35,000,000	35,000,335	34,999,965	61.76%

Total Investments			$105,754,774	$103,887,412	183.31%
 See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
September 30, 2011 (Unaudited)

The following table shows the fair value of our portfolio of investments by industry, as of September 30, 2011, excluding United States Treasury Bills of approximately $35 million.

	September 30, 2011
	Investment at
	Fair Value	Percentage of
	(dollars in millions)	Net Assets
Cable TV/Broadband Services	$17.5	30.89%
Aerospace Parts Plating and Finishing	8.7	15.35
Consumer Financing	6.6	11.73
Munitions	6.4	11.31
Radio Broadcasting	6.4	11.24
Information and Data Services	5.8	10.22
Industrials	3.9	6.90
Equipment Rental Services	3.6	6.34
Medical Transcription Services	3.0	5.22
Healthcare Services	2.5	4.35
Outdoor Advertising Services	2.0	3.58
Asset Recovery Services	2.0	3.50
Beverages	0.5	0.92
Total	$68.9	121.55%

1         Our investments are acquired in private transactions exempt from registration under the Securities Act of 1933, therefore are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act of 1933.

2         A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to LIBOR or the U.S. prime rate, and which is reset daily, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2011.

3         A portion of Full Circle Capital Corporation’s warrants in Iron City Brewing, LLC is held through its wholly-owned subsidiary Full Circle ICB, Inc.  The remainder of the warrants are held directly by Full Circle Capital Corporation.

4         Denotes a Control Investment. “Control Investments” are investments in those companies that are “Control Investments” of the Company, as defined in the Investment Company Act of 1940.  A company is deemed to be a “Control Investment” of Full Circle Capital Corporation if Full Circle Capital Corporation owns more than 25% of the voting securities of such company.

5         Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the Investment Company Act of 1940, which are not “Control Investments.”  A company is deemed to be an “Affiliate” of Full Circle Capital Corporation if Full Circle Capital Corporation owns 5% or more but less than 25% of the voting securities of such company.

6         A portion of Full Circle Capital Corporation’s investments in West World Media, LLC is held through its wholly-owned subsidiary Full Circle West, Inc.  The remainder of the LLC interests are held directly by Full Circle Capital Corporation.

**       Interest rate shown reflects yield to maturity at time of purchase.

^          Security is a non-income producing security.

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2011 (Audited)

		Par Amount/			% of Net
Description 1,2	Industry	Quantity	Cost	Fair Value	Asset Value

Attention Transit Advertising Systems, LLC	Outdoor
Senior Secured Loan, 14.50%, 11/1/2012	Advertising Services	$2,209,597	$2,162,920	$2,125,633	3.76%

Background Images, Inc.	Equipment
Senior Secured Loan – Term A, 14.70%, 6/28/2014	Rental Services	$2,300,000	2,259,824	2,351,750	4.16%
Senior Secured Loan – Term B, 16.45%, 6/28/2014		$1,300,000	1,277,291	1,332,500	2.36%
Totals			3,537,115	3,684,250	6.52%

Blackstrap Broadcasting, LLC	Radio
Senior Secured Loan, 5.00%, 9/25/2012	Broadcasting	$3,000,000	2,798,172	2,860,500	5.06%
Subordinated Secured Loan, 16.00%, 9/25/2012		$3,500,000	3,480,089	3,479,000	6.16%
Totals			6,278,261	6,339,500	11.22%

CSL Operating, LLC	Industrial
Senior Secured Loan – Term A, 11.70%, 5/11/2014	Metal Treatings	$2,000,000	1,990,333	1,963,000	3.48%
Senior Secured Loan – Term B, 11.70%, 5/11/2014		$2,000,000	1,990,333	1,943,000	3.44%
Totals			3,980,666	3,906,000	6.92%

Equisearch Acquisition, Inc.	Asset
Senior Secured Loan, 14.00%, 1/31/2012	Recovery Services	$2,363,747	2,363,747	2,076,552	3.68%
Warrants for 47.9056 shares (at a $0.01 strike price), expire 1/31/2016		48	225,000	13,000	0.02%
Totals			2,588,747	2,089,552	3.70%

Iron City Brewing, LLC	Beverages
Senior Secured Loan, 19.74%, 7/31/2011		$521,666	521,666	521,666	0.92%
Warrants for 148 Membership Units (at a $0.01 strike price), expire 08/10/20133		148	-	-	0.00%
Totals			521,666	521,666	0.92%

MDU Communications (USA) Inc.	Cable TV
Senior Secured Loan – Tranche A, 11.85%, 6/30/2013	Broadband Services	$5,000,000	5,000,000	5,000,000	8.85%
Senior Secured Loan – Tranche C, 9.75%, 6/30/2013		$250,000	250,000	248,000	0.44%
Senior Secured Loan – Tranche D, 8.75%, 6/30/2013		$1,480,000	1,480,000	1,414,880	2.51%
Warrants for 37,500 shares (at a $6.00 strike price), expire 6/30/2013		37,500	298	845	0.00%
Warrants for 30,476 shares (at a $8.20 strike price), expire 9/11/2011		30,476	-	-	0.00%
Totals			6,730,298	6,663,725	11.80%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2011 (Audited)

Description 1,2	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value

Texas Westchester Financial, LLC4	Consumer
Limited Liability Company Interests	Financing	17,063	$1,658,552	$842,884	1.49%

The Selling Source, LLC	Information and
Senior Secured Loan, 12.00%, 12/21/2012	Data Services	$5,330,357	5,330,357	5,330,357	9.44%

US Path Labs, LLC	Healthcare
Senior Secured Loan, 13.00%, 8/31/2012	Services	$2,500,000	2,472,020	2,488,750	4.41%

VaultLogix, LLC	Information
Senior Secured Loan, 12.00%, 9/4/2011	Retrieval Services	$5,000,000	4,958,214	5,000,000	8.85%
Warrants for 1.518% Ownership, (at a $307.855 strike price), expire 9/4/2013		3,439	56,147	45,716	0.08%
Totals			5,014,361	5,045,716	8.93%

West World Media, LLC 5,6	Information and
Senior Secured Loan*, 16.00%, 12/31/2011	Data Services	$6,909,993	6,743,848	6,758,492	11.97%
Limited Liability Company Interests		85,210	430,500	354,500	0.63%
Totals			7,174,348	7,112,992	12.60%

Ygnition Networks, Inc.	Cable TV
Senior Secured Loan - Tranche A, 13.25%, 7/6/2011	Broadband Services	$3,750,000	3,749,214	3,596,250	6.37%
Senior Secured Loan - Tranche B, 12.75%, 7/6/2011		$2,500,000	2,499,282	2,386,250	4.23%
Senior Secured Loan - Tranche C, 12.75%, 7/6/2011		$2,500,000	2,499,282	2,386,250	4.23%
Senior Secured Loan - Tranche D, 12.25%, 7/6/2011		$2,394,346	2,393,943	2,274,628	4.03%
Totals			11,141,721	10,643,378	18.86%

United States Treasury
United States Treasury Bill** 0.02%, 8/4/2011		$26,000,000	25,999,632	25,999,714	46.04%

Total Investments			$84,590,664	$82,794,117	146.61%
 See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2011 (Audited)

The following table shows the fair value of our portfolio of investments by industry, as of June 30, 2011, excluding United States Treasury Bills of approximately $26 million.

	June 30, 2011
	Investment at
	Fair Value	Percentage of
	(dollars in millions)	Net Assets
Cable TV/Broadband Services	$17.3	30.65%
Information and Data Services	12.5	22.03
Radio Broadcasting	6.3	11.23
Information Retrieval Services	5.1	8.94
Industrial Metal Treatings	3.9	6.92
Equipment Rental Services	3.7	6.52
Healthcare Services	2.5	4.41
Outdoor Advertising Services	2.1	3.76
Asset Recovery Services	2.1	3.70
Consumer Financing	0.8	1.49
Beverages	0.5	0.92
Total	$56.8	100.57%

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

4         Denotes a Control Investment. “Control Investments” are investments in those companies that are “Control Investments” of the Company, as defined in the Investment Company Act of 1940.  A company is deemed to be a “Control Investment” of Full Circle Capital Corporation if Full Circle Capital Corporation owns more than 25% of the voting securities of such company.

5         Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the Investment Company Act of 1940, which are not “Control Investments.”  A company is deemed to be an “Affiliate” of Full Circle Capital Corporation if Full Circle Capital Corporation owns 5% or more but less than 25% of the voting securities of such company.

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
September 30, 2011

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

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending June 30, 2012.

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

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Board or the Audit Committee of the Board (the “Audit Committee”), does not represent fair value, shall each be valued as follows:

1.	The quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment;
2.
Preliminary valuation conclusions are then documented and discussed with the Company’s senior management. An independent third-party valuation firm is engaged by, or on behalf of, the Audit Committee to conduct independent appraisals and review management’s preliminary valuations and make their own independent assessment, for certain assets;

3.
The Audit Committee discusses valuations and recommends the fair value of each investment in the portfolio in good faith based on the input of the Company and, where appropriate, the independent third-party valuation firm; and

4.
The Board then discusses the valuations and determines in good faith the fair value of each investment in the portfolio based upon any applicable independent pricing service, input from the Company, estimates from the independent valuation firm and the recommendations of the Audit Committee of the Board.

GAAP establishes a framework for measuring fair value that includes a hierarchy used to classify the inputs used in measuring fair value. The hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three levels. The level in the fair value hierarchy within which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The levels of the fair value hierarchy are as follows:

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

Cash

The Company places its cash with J.P. Morgan Chase & Co., and at times, cash held in these accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company also invests a portion of its cash in money market funds, within the limitations of the 1940 Act.

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

Structuring fees, excess deal deposits, prepayment fees and similar fees are recognized as Other Income as earned, usually when paid. Other fee income, including administrative fees and unused line fees, is included in Other Income.  Income from such sources was $470,543 and $7,878 for the three months ended September 30, 2011 and 2010, respectively.

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

Organizational Expenses and Offering Costs

The Company did not incur organizational expenses or offering costs during the three months ended September 30, 2011.

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

Capital Accounts

Certain capital accounts including undistributed net investment income, accumulated net realized gain or loss, net unrealized appreciation or depreciation, and paid in capital in excess of par, are adjusted, at least annually, for permanent differences between book and tax. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

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

As of September 30, 2011, we had approximately $7.2 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.

Note 4. Earnings (Loss) per Common Share

The following information sets forth the computation of basic and diluted income (loss) per common share for the three months ended September 30, 2011, and 2010:
	Three months ended September 30, 2011 (Unaudited)	Three months ended September 30, 2010 (Unaudited)

Per Share Data (1) :
Net Increase in Net Assets Resulting from Operations	$1,599,333	206,992

Average weighted shares outstanding for period	6,219,382	2,086,338

Basic and diluted earnings per common share	$0.26	0.10

(1)	Per share data based on weighted average shares outstanding.

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

The base management fee is calculated at an annual rate of 1.75% of our gross assets, as adjusted. For services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears.  The base management fee is calculated based on the average value of our gross assets, as adjusted, at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter will be appropriately pro-rated. In addition, our investment adviser agreed to waive any portion of the base management fee that exceeded 1.50% of Full Circle Capital’s gross assets, as adjusted, until August 31, 2011 when such waiver expired.

The total base management fees earned by the Adviser for the three months ended September 30, 2011, was $285,960. After adjusting for the waiver of $28,124, the total base management fee payable to the Adviser at September 30, 2011 was $264,005, after reflecting payment of $304,640 during the period, and is included in the Consolidated Statement of Assets and Liabilities in Due to Affiliate. The total base management fees earned by the Adviser for the three months ended September 30, 2010, was $106,984. After adjusting for the waiver of $15,283, the total base management fee payable to the Adviser at September 30, 2010 was $91,701.

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

Income incentive fees of $371,602 were earned by the Adviser for the three months ended September 30, 2011, and the total income incentive fee payable to the Adviser at September 30, 2011 was $376,589, after reflecting payment of $276,622 during the period, and is included in the Consolidated Statement of Assets and Liabilities in Due to Affiliate. The income incentive fee of $112,686 was earned by the Adviser for the three months ended September 30, 2010.

The Adviser has agreed to reimburse the Company for any operating expenses, excluding interest expenses, investment advisory and management fees, and organizational and offering expenses, in excess of 2% of our net assets for the first twelve months following the completion of the initial public offering, which occurred on August 31, 2010.  This agreement was extended through September 30, 2011, and equates to an accrual offset against the Advisor’s management fee of $285,668 for the three months ended September 30, 2011, and $79,327 for the three months ended September 30, 2010.

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

Additionally, we reimburse the Administrator for the fees charged for the service of Mr. Vastardis as our Chief Financial Officer, Treasurer and Secretary at an annual rate of $250,000. Vastardis agreed to cap its first year fees at $200,000, plus any reimbursement of expenses, for administrative services to us, and at $100,000 for the service of Mr. Vastardis as our Chief Financial Officer, Treasurer and Secretary. Those caps expired on August 31, 2011.

For the three months ended September 30, 2011, the Company incurred $209,723 of expenses under the Administration Agreement, $78,114 of which was earned by the Sub-Administrator and $45,924 was paid in officers’ compensation to the CFO and CCO.  The remaining $85,685 was recorded as an Allocation of Overhead Expenses to the Administrator in the Consolidated Statement of Operations.

For the three months ended September 30, 2010, the Company incurred $65,815 of expenses under the Administration Agreement, $26,038 of which was earned by the Sub-Administrator and $9,687 was paid in officers’ compensation. The remaining $30,090 was recorded as an Allocation of Overhead Expenses to the Administrator in the Consolidated Statement of Operations.

The Administrator and Adviser did not begin charging Administration and Advisory fees to the Company until August 31, 2010, the date of the initial public offering and commencement of operations of the Company.

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. With regard to the Control Investments in Texas Westchester Financial, LLC and The Finance Company LLC, the Company has provided managerial assistance during the period for which no fees were charged.  As of September 30, 2011, none of the other portfolio companies had accepted our offer for such services.

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

Issuances of Common Stock	Number of Shares Issued		Gross Proceeds Raised, Net Assets Acquired and Dividends Reinvested	Underwriting Fees	Offering Expenses		Offering Price
April 16, 2010	100		$1,500	-	-		$15.00 per/share
August 31, 2010	4,191,415	(1)	$42,425,564	-	-		$10.13 per/share	(2)
August 31, 2010	2,000,000		$18,000,000	$1,350,000	$1,052,067	(3)	$9.00 per/share
January 14, 2011	27,867	(4)	$241,608	-	-		$8.67 per/share

(1)         Includes 403,662 shares that were issued on September 30, 2010 upon the expiration of the overallotment option granted to the underwriters in connection with our initial public offering. Such shares were deemed to be outstanding at August 31, 2010.

(2)         Based on weighted average price assigned to shares.

(3)         Includes $190,894 of offering expenses that were accrued as of December 31, 2010.

(4)         Issued pursuant to the Company’s dividend reinvestment plan.

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

Note 7. Financial Highlights
	Three months ended September 30, 2011 (Unaudited)		For the period from August 31, 2010 (commencement of operations) to September 30, 2010 (Unaudited)		For the period from August 31, 2010 (commencement of operations) to June 30, 2010

Per Share Data (1) :
Net asset value at beginning of period	$9.08		$9.40		$9.40
Offering costs	–		–		(0.04)
Net investment income	0.25		0.06		0.70
Change in unrealized loss	(0.01)		(0.02)		(0.29)
Realized gain	0.02		-		0.06
Dividends declared	(0.23)		(0.08)		(0.75)
Net asset value at end of period	$9.11		$9.36		$9.08

Per share market value at end of period	$7.09		$8.61		$7.90
Total return based on market value	(7.28	)%(2)	(3.49	)%(3)	(4.03	)%(3)
Total return based on net asset value	3.65	%(2)	0.38	%(3)	5.62	%(3)
Shares outstanding at end of period	6,219,382		6,191,515		6,219,382
Average weighted shares outstanding for period	6,219,382		6,191,515		6,206,824

Ratio / Supplemental Data:
Net assets at end of period	$56,673,978		$57,955,533		$56,474,006
Average net assets	$56,573,993		$58,093,587		$57,455,987
Annualized ratio of gross operating expenses to average net assets (4)	9.31%		10.11%		8.49%
Annualized ratio of net operating expenses to average net assets (4)	8.76%		8.19%		7.34%
Annualized ratio of net investment income to average net assets (4)	9.18%		9.39%		9.29%

(1)	Financial highlights are based on average weighted shares outstanding.
(2)
Total return based on market value is based on the change in market price per share between the opening and ending market values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.

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

(4)
Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment income (loss) to average net assets are adjusted accordingly.  Non-recurring expenses were not annualized.  For the period from July 1, 2011 to September 30, 2011, the Company received $313,792 of Management Fee waivers and Expense Reimbursements, which are deemed to be non-recurring. For the period from August 31, 2010 to September 30, 2010, the Company incurred $67,237 of Organizational Expenses, which were deemed to be non-recurring. For the period from August 31, 2010 to June 30, 2011 the Company incurred $102,609 of Organizational Expenses, which were deemed to be non-recurring. The Company did not incur Organizational Expenses for the three months ended September 30, 2011.

Note 8. Long Term Liabilities

 Line of Credit

On August 31, 2010, the Company entered into a secured revolving credit facility (the “Credit Facility”) with First Capital. The facility size is $35 million and will expire in January 2012. Under the agreement, base rate borrowings bear interest at LIBOR (0.23944% at September 30, 2011, and 0.18555% at June 30, 2011) plus 5.50%. The Credit Facility is secured by all of the assets of the Company. Under the Credit Facility, the Company is required to satisfy several financial covenants, including maintaining a minimum level of stockholders’ equity, a maximum level of leverage and minimum asset coverage and interest coverage ratios. In addition, the Company is required to comply with other general covenants, including with respect to indebtedness, liens, restricted payments and mergers and consolidations.  At September 30, 2011, the Company had a balance of $12,722,262 on the Credit Facility, which is included in the Consolidated Statement of Assets and Liabilities.

Distribution Notes

On August 31, 2010, the Company entered into multiple senior unsecured notes (the “Distribution Notes”).  The Distribution Notes consist of $3,404,583 in senior unsecured notes, which bear interest at a rate of 8% per annum, payable quarterly in cash, and will mature in February 2014. The Distribution Notes are callable by the Company at any time, in whole or in part, at a price of 100% of their principal amount, plus accrued and unpaid interest. The Distribution Notes subject Full Circle Capital to customary covenants, including, among other things, a restriction on incurring any debt on a junior lien basis, or any debt that is contractually subordinated in right of payment to any other debt unless it is also subordinated to the Distribution Notes on substantially identical terms. The agreement under which the Distribution Notes were issued contains customary events of default. At September 30, 2011, the Company had a balance of $3,404,583 on the Distribution Notes, which is included in the Consolidated Statement of Assets and Liabilities.

Note 9. Fair Value Measurements

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820.  See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of September 30, 2011 and June 30, 2011, respectively:
As of September 30, 2011 (Unaudited)

	Level 1	Level 2	Level 3	Total
Assets

Senior and Subordinated Loans, at fair value	$-	$-	$67,120,829	$67,120,829

US Treasury Securities, at fair value	34,999,965	-	-	34,999,965

Investments in private companies, at fair value	-	-	1,585,064	1,585,064

Investments in securities, at fair value	-	-	181,554	181,554
	$34,999,965	$-	$68,887,447	$103,887,412

As of June 30, 2011 (Audited)

	Level 1	Level 2	Level 3	Total
Assets

Senior and Subordinated Loans, at fair value	$-	$-	$55,537,458	$55,537,458

US Treasury Securities, at fair value	25,999,714	-	-	25,999,714

Investments in private companies, at fair value	-	-	1,197,384	1,197,384

Investments in securities, at fair value	-	-	59,561	59,561
	$25,999,714	$-	$56,794,403	$82,794,117

During the three months ended September 30, 2011 and the year ended June 30, 2011, there were no transfers in or out of levels.

The following table presents additional information about Level 3 assets measured at fair value. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category.  As a result, the net unrealized gains and losses for assets within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Changes in Level 3 assets measured at fair value for the three months ended September 30, 2011 and for the year ended June 30, 2011 are as follows:

	Three months ended September 30, 2011 (Unaudited)
							Change in
							Unrealized
							Losses for
	Beginning	Accretion of	Realized &			Ending	Investments
	Balance	Original	Unrealized		Sales	Balance	still held at
	June 30,	Issue	Gains		And	September 30,	September 30,
	2011	Discount	(Losses)	Purchases	Settlements	2011	2011
Assets

Senior and Subordinated Loans, at fair value	$55,537,458	$187,405	$(136,688)	$27,417,485	$(15,884,831)	$67,120,829	$(262,852)

Investments in private companies, at fair value	1,197,384	-	247,266	140,414	-	1,585,064	247,266

Investments in securities, at fair value	59,561	-	(54,777)	176,770	-	181,554	(54,777)
	$56,794,403	$187,405	$55,801	$27,734,669	$(15,884,831)	$68,887,447	$(70,363)

	Year ended June 30, 2011 (Audited)
							Change in
							Unrealized
	Beginning	Accretion of				Ending	Losses for Investments
	Balance	Original	Realized &		Sales	Balance	still held at
	June 30,	Issue	Unrealized		And	June 30,	June 30,
	2010	Discount	Losses	Purchases	Settlements	2011	2011
Assets

Senior and Subordinated Loans, at fair value	$-	$835,926	$(337,635)	$87,529,153	$(32,489,986)	$55,537,458	$(683,077)

Investments in private companies, at fair value	-	-	(891,668)	2,089,052	-	1,197,384	(891,668)

Investments in securities, at fair value	-	-	(221,884)	281,445	-	59,561	(221,884)
	$-	$835,926	$(1,451,187)	$89,899,650	$(32,489,986)	$56,794,403	$(1,796,629)

Realized and unrealized gains and losses are included in realized gain on investments and net change in unrealized loss on investments in the consolidated statements of operations.  The change in unrealized losses for Level 3 investments still held at September 30, 2011 of ($70,363) is included in change in net unrealized loss on investments in the consolidated statement of operations for the three months ended September 30, 2011.

Note 10. Derivative Contracts

In the normal course of business, the Company may utilize derivative contracts in connection with its investment activities.  Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment.  The derivative activities and exposure to derivative contracts primarily involve equity price risks.  In addition to the primary underlying risk, additional counterparty risk exists due to the potential inability of counterparties to meet the terms of their contracts.

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

Volume of Derivative Activities

At September 30, 2011, the notional amounts and number of warrants, categorized by primary underlying risk, are as follows:

	Long Exposure

	Notional	Number of
	Amounts	Warrants
Primary Underlying Risk
Equity Price
Warrants (a)	$529,252	222,375

(a)	Notional amounts presented for warrants are based on the fair value of the underlying shares as if the warrants were exercised at September 30, 2011.

Note 11. Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurements (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011.  The adoption of ASU 2011-04 did not have a significant impact on our financial condition and results of operations.

In February 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”).  ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties.  ASU 2011-02 provides guidance to clarify whether the creditor has granted a concession and whether a debtor is experiencing financial difficulties. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  The adoption of ASU 2011-02 did not have a significant impact on our financial condition and results of operations.

Note 12. Subsequent Events

Dividend

On November 7, 2011, the Board of Directors declared monthly dividends of $0.077, $0.077 and $0.077 per share payable on February 15, 2012 for holders of record at January 31, 2012, March 15, 2012 for holders of record at February 29, 2012 and April 13, 2012 for holders of record at March 30, 2012, respectively.

Recent Portfolio Activity

Subsequent to September 30, 2011, the Company extended the loan to Iron City Brewing, LLC through November 30, 2011.

Note 13. Selected Quarterly Financial Data (Unaudited)
	Total Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase in Net Assets from Operations
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)
September 30, 2010	$867,582	$0.42	$306,783	$0.15	$(99,791)	$(0.05)	$206,992	$0.10
December 31, 2010	$2,678,197	$0.43	$1,495,125	$0.24	$(137,707)	$(0.02)	$1,357,418	$0.22
March 31, 2011	$2,305,423	$0.37	$1,361,635	$0.22	$(799,361)	$(0.13)	$562,274	$0.09
June 30, 2011	$2,108,426	$0.34	$1,170,836	$0.19	$(415,206)	$(0.07)	$755,630	$0.12
September 30, 2011	$2,558,243	$0.41	$1,544,342	$0.25	$54,991	$0.01	$1,599,333	$0.26

(1)	Per share amounts are calculated using weighted average shares during the period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes and schedules thereto appearing elsewhere in this quarterly report on Form 10-Q, as well as the sections entitled “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes and schedules thereto included in our Annual Report on Form 10-K for the period ended June 30, 2011.

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

Overview

We are an externally managed non-diversified closed-end management investment company formed in April 2010, which has elected to be treated as a business development company under the 1940 Act. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We are managed by Full Circle Advisors, and Full Circle Service Company provides the administrative services necessary for us to operate.

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

Fair Value

The Company’s assets measured at fair value on a recurring basis subject to the disclosure of ASC Topic 820 at September 30, 2011 and June 30, 2011, respectively:
As of September 30, 2011 (Unaudited)

	Level 1	Level 2	Level 3	Total
Assets

Senior and Subordinated Loans, at fair value	$-	$-	$67,120,829	$67,120,829

US Treasury Securities, at fair value	34,999,965	-	-	34,999,965

Investments in private companies, at fair value	-	-	1,585,064	1,585,064

Investments in securities, at fair value	-	-	181,554	181,554
	$34,999,965	$-	$68,887,447	$103,887,412

As of June 30, 2011 (Audited)

	Level 1	Level 2	Level 3	Total
Assets

Senior and Subordinated Loans, at fair value	$-	$-	$55,537,458	$55,537,458

US Treasury Securities, at fair value	25,999,714	-	-	25,999,714

Investments in private companies, at fair value	-	-	1,197,384	1,197,384

Investments in securities, at fair value	-	-	59,561	59,561
	$25,999,714	$-	$56,794,403	$82,794,117

During the three months ended September 30, 2011 and the year ended June 30, 2011, there were no transfers in or out of levels.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurements (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011.  The adoption of ASU 2011-04 did not have a significant impact on our financial condition and results of operations.

In February 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring (“ASU 2011-02”).  ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties.  ASU 2011-02 provides guidance to clarify whether the creditor has granted a concession and whether a debtor is experiencing financial difficulties. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  The adoption of ASU 2011-02 did not have a significant impact on our financial condition and results of operations.

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

The following is a summary of our quarterly investment activity since the completion of our initial public offering.  Such amounts are not inclusive of our holdings of United States Treasury Bills.

Time Period	Acquisitions (1) (dollars in millions)	Dispositions (2) (dollars in millions)		Weighted Average Interest Rate of Portfolio at End of Period
Legacy Portfolio Acquisition (August 31, 2010)	$72.3	$	N/A	12.10%

August 31, 2010 through September 30, 2010	0.4		1.4	12.16%

October 1, 2010 through December 31, 2010	3.7		10.1	12.09%

January 1, 2011 through March 31, 2011	4.0		19.9	12.39%

April 1, 2011 through June 30, 2011	9.6		1.2	12.68%

July 1, 2011 through September 30, 2011	27.7		15.9	12.89%
Since inception	$117.7		$48.5	N/A

(1)	Includes new deals, additional fundings, refinancings and payment in kind “PIK” interest
(2)	Includes scheduled principal payments, prepayments and repayments

The primary investment activity for the three months ended September 30, 2010, was the purchase of the Legacy Portfolio on August 31, 2010 which coincided with the commencement of operations on that date. The investments included in the Legacy Portfolio had a collective fair value of approximately $72.3 million as of June 30, 2010, as determined by our Board of Directors.

During the three months ended September 30, 2011, the Company made investments in the following companies:

•
On August 3, 2011, the Company invested $1,000,000 in a revolving loan bearing interest at LIBOR plus 9.00% and $6,250,000 in a term loan bearing interest at LIBOR plus 13.00% to ProGrade Ammo Group, LLC as part of an $8,250,000, three year loan facility. ProGrade Ammo Group, LLC provides ammunition, accessories and components to retail outlets, ammunition manufacturers and law enforcement agencies. ProGrade Ammo Group, LLC had a zero balance on their revolving loan credit facility as of September 30, 2011.

•
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

•
On September 20, 2011, the Company invested $5,785,000 in a term loan bearing interest at 15.00% and received equity interests in The Finance Company, LLC as part of a $7,000,000 four year loan facility. The Finance Company, LLC, through its subsidiaries which operate under the Cashwell trade name, provides consumer finance loan programs in South Carolina.

•
On September 20, 2011, the Company invested $500,000 in a revolving loan bearing interest at LIBOR plus 9.85% and $2,500,000 in a term loan bearing interest at LIBOR plus 14.75% to iMedX, Inc. as part of a $4,500,000 loan facility. iMedX, Inc. is a medical transcription services company that addresses the small physician practice and medical clinic markets.

During the three months ended September 30, 2011, the Company received prepayments from the following companies:

•	On August 15, 2011, VaultLogix, LLC pre-paid, at par, its loan from the Company, remitting a total of $5,023,333 to the Company for outstanding principal and interest.
•	September 1, 2011, West World Media, LLC pre-paid, at par, its loan from the Company, remitting a total of $6,992,171 to the Company for outstanding principal, interest and fees.

The following is a reconciliation of the investment portfolio for the three months ended September 30, 2011, and for the year ended June 30, 2011:
	Three Months Ended September 30, 2011	Year Ended June 30, 2011
Beginning Investment Portfolio	$82,794,117	$-
Portfolio Investments Acquired	27,665,827	17,468,968
Portfolio Investments Acquired in the Initial Public Offering	-	72,280,294
Treasury and Money Market Purchases	35,000,402	120,295,651
Amortization of fixed income premiums and discounts	187,337	835,861
Portfolio Investments Repaid	(15,884,831)	(32,588,630)
Sales of Treasury and Money Market securities	(25,999,273)	(94,292,528)
Payment in Kind	68,842	246,566
Net Unrealized Depreciation	(70,815)	(1,796,547)
Net Realized Gains	125,806	344,482
Ending Investment Portfolio	$103,887,412	$82,794,117

During the three months ended September 30, 2011, we recorded net unrealized depreciation of $70,815. This consisted of $263,304 of net unrealized depreciation on debt investments offset by $192,489 of net unrealized appreciation on equity investments.

On February 17, 2011, the Company placed Bloomingdale Partners, LP in default on its loan.  The Company is actively pursuing recovery, and in connection therewith, the assets of Bloomingdale Partners, LP have been transferred to Texas Westchester Financial, LLC. Accordingly, the Company has acquired a Control Investment in Texas Westchester Financial, LLC through the Company’s ownership of LLC units therein.  The Company’s Board of Directors determined that the value of this investment should be written down, resulting in a $815,668 unrealized loss for the year ended June 30, 2011, which is included above in net unrealized depreciation for the year ended June 30, 2011.

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2011, and June 30, 2011, excluding United States Treasury Bills of approximately $35.0 million and $26.0 million, respectively:

	September 30, 2011 (Unaudited)		June 30, 2011 (Audited)
	Investments at		Investments at
	Fair Value (dollars in millions)	Percentage of Total Portfolio	Fair Value (dollars in millions)	Percentage of Total Portfolio
Senior Secured Loans	$63.6	92.4%	$52.0	91.7%
Subordinated Secured Loans	3.5	5.1	3.5	6.1
Limited Liability Company Interests	1.6	2.3	1.2	2.1
Warrants	0.2	0.2	0.1	0.1
Total	$68.9	100.0%	$56.8	100.0%

At September 30, 2011, the fourteen borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 53% (i.e., each $53 of loan value outstanding is secured by $100 of collateral value).

At June 30, 2011, the twelve borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 55% (i.e., each $55 of loan value outstanding is secured by $100 of collateral value).

The following table shows the fair value of our portfolio of investments by industry, as of September 30, 2011, and June 30, 2011, excluding United States Treasury Bills of approximately $35.0 million and $26.0 million, respectively:

	September 30, 2011 (Unaudited)		June 30, 2011 (Audited)
	Investments at		Investments at
	Fair Value (dollars in millions)	Percentage of Total Portfolio	Fair Value (dollars in millions)	Percentage of Total Portfolio
Cable TV/Broadband Services	$17.5	25.4%	$17.3	30.5%
Aerospace Parts Plating and Finishing	8.7	12.6	-	-
Consumer Financing	6.6	9.7	0.8	1.5
Munitions	6.4	9.3	-	-
Radio Broadcasting	6.4	9.2	6.3	11.1
Information and Data Services	5.8	8.4	12.5	21.9
Industrial Metal Treatings	3.9	5.7	3.9	6.9
Equipment Rental Services	3.6	5.2	3.7	6.5
Medical Transcription Services	3.0	4.3	-	-
Healthcare Services	2.5	3.6	2.5	4.4
Outdoor Advertising Services	2.0	2.9	2.1	3.7
Asset Recovery Services	2.0	2.9	2.1	3.7
Beverages	0.5	0.8	0.5	0.9
Information Retrieval Services	-	-	5.1	8.9
Total	$68.9	100.0%	$56.8	100.0%

Portfolio Grading

We have adopted a credit grading system to monitor the quality of our debt investment portfolio, excluding United States Treasury Bills of approximately $35.0 million. As of September 30, 2011, our portfolio had a weighted average grade of 3.14, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded. This was a decline of 0.03 from the weighted average grade of 3.11 at June 30, 2011, which was based upon the fair value of the debt investments in the portfolio:

At September 30, 2011, our debt investment portfolio was graded as follows:

	September 30, 2011
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$-	0.00%

2	The portfolio company is performing above expectations and the risk profile is generally favorable.	5,230,357	7.59

3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	47,036,743	68.29

4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable	14,853,729	21.56

5	The investment is performing well below expectations and is not anticipated to be repaid in full.	-	0.00

		$67,120,829	97.44%

At June 30, 2011, our debt investment portfolio was graded as follows:

	June 30, 2011
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$-	0.00%

2	The portfolio company is performing above expectations and the risk profile is generally favorable.	5,330,357	9.39

3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	37,438,090	65.92

4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable	12,769,011	22.48

5	The investment is performing well below expectations and is not anticipated to be repaid in full.	-	0.00

		$55,537,458	97.79%

We expect that a portion of our investments will be in grades 4 or 5 from time to time, and, as such, we will be required to work with portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 4 or 5 may fluctuate from period to period.

Results of Operations

Comparison of the three months ended September 30, 2011 and September 30, 2010

Full Circle Capital commenced operations on August 31, 2010, so the results for the three months ended September 30, 2010, reflect approximately one month of operations subsequent to the completion of the Full Circle Portfolio Acquisition.

Total Investment Income

Total investment income includes interest and dividend income on our investments and other income, which is comprised entirely of fee income for the three months ended September 30, 2011. Fee income consists principally of administrative fees, prepayment fees, structuring fees and unused line fees.

Total investment income for the three months ended September 30, 2011, was $2,558,243. This amount consisted of $2,087,700 of interest income from portfolio investments (which included $68,842 of PIK interest) and $470,543 of fee income.

Total investment income for the three months ended September 30, 2010, was $867,582. This amount consisted of $802,204 of interest income from portfolio investments (which included $26,251 of PIK interest), $57,500 of dividend income and $7,878 of fee income.

Expenses

Gross operating expenses for the three months ended September 30, 2011, were $1,327,693.  Net operating expenses (offset by the waived portion of the base management fee and the accrual for the expense reimbursement) for the three months ended September 30, 2011, were $1,013,901.

Gross operating expenses for the three months ended September 30, 2010, were $655,409.  Net operating expenses (offset by the waived portion of the base management fee and the accrual for waiver of operating expenses) for the three months ended September 30, 2010, were $560,799.

As the company commenced operations on August 31, 2010, the expenses for the three months ended September 30, 2010, represent approximately one month of operations, except for organizational expenses of $143,983, which were incurred over the three months ended September 30, 2010, and operating expenses of $18,465, which were incurred in the months of July and August.

Net Investment Income (Loss)

Net investment income for the three months ended September 30, 2011, was $1,544,342. Net investment income per share was $0.25 for the period.

As the company commenced operations on August 31, 2010, the net investment income of $306,783 for the three months ended September 30, 2010, represents approximately one month of operations, except for organizational expenses of $143,983, which were incurred over the three months ended September 30, 2010, and operating expenses of $18,465, which were incurred in the months of July and August.  Organizational expenses are not expected to reoccur.  Net investment income per share was $0.06 for the time period from August 31, 2010 to September 30, 2010.

Realized Gain (Loss) on Investments

Realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. During the three months ended September 30, 2011, we recorded a realized gain of $125,806 primarily in connection with the repayment of a portion of our interests in West World Media, LLC. Realized gain per share for the period was $0.02.

During the three months ended September 30, 2010, we recorded a realized gain in the amount of $6,063 in connection with the repayment of a portion of our interests in Attention Transit Advertising Systems, LLC, Bloomingdale Partners, LP, Icon Groupe, LLC and Ygnition Networks, Inc.  All of these transactions occurred subsequent to the commencement of operations on August 31, 2010.  Realized gain per share was $0.00 for the time period from August 31, 2010 to September 30, 2010.

Change in Unrealized Gain (Loss) on Investments

Net unrealized appreciation or depreciation recorded on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. Change in unrealized loss per share was $0.01 for the three months ended September 30, 2011.

During the three months ended September 30, 2011, we recorded net unrealized depreciation of $70,815. This consisted of $263,304 of net unrealized depreciation on debt investments offset by $192,489 of net unrealized appreciation on equity investments.

Net unrealized loss per share was $0.02 for the time period from August 31, 2010 to September 30, 2010. During the three months ended September 30, 2010, we recorded net unrealized depreciation of $105,854. This consisted of $197,142 of net unrealized appreciation on debt investments and $302,996 of net unrealized depreciation on equity investments recognized between the commencement of operations on August 31, 2010 and September 30, 2010.

Liquidity and Capital Resources

At September 30, 2011, we had investments in debt securities of fourteen companies, totaling approximately $67.1 million, and equity investments in eight companies, totaling approximately $1.8 million.

Cash used in operating activities for the three months ended September 30, 2011, consisting primarily of purchases of investments and the items described in "Results of Operations," was approximately $11.6 million, reflecting the purchases and repayments of investments, income resulting from operations, offset by non-cash income related to PIK interest and OID income, changes in working capital and accrued interest receivable. Net cash used in purchases and sales of investments was approximately $11.8 million, reflecting net additional investments in existing securities, offset by principal repayments.  Such amounts are not inclusive of our purchase of United States Treasury Bills or Money Market Funds.

Immediately prior to the Full Circle Portfolio Acquisition, Full Circle Capital entered into the Credit Facility, a secured revolving credit facility with First Capital. The facility size is $35 million and will expire in January 2012. Under the agreement, base rate borrowings bear interest at LIBOR plus 5.50%. As of September 30, 2011, we had $12.7 million outstanding borrowings under the Credit Facility.

As of September 30, 2011, we had Distribution Notes outstanding of approximately $3.4 million. These senior unsecured notes bear interest at a rate of 8% per annum, payable quarterly in cash, and mature on February 28, 2014.

As of September 30, 2011, the Company did not have any cash equivalents in its investment portfolio.

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

Contractual Obligations
	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility (1)	$12.7	$12.7	$—	$—	$—

Distribution Notes	3.4	—	3.4	—	—

Total	$16.1	$12.7	$3.4	$—	$—

 (1) At September 30, 2011, $22.3 million remained unused under the Credit Facility.

In addition, we have certain obligations with respect to the investment advisory and administration services we receive. See “Overview”. We incurred approximately $657,562 for investment advisory services and $209,723 for administrative services for the three months ended September 30, 2011.

As of September 30, 2011, we had approximately $7.2 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.

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

Date Declared	Record Date	Payment Date	Amount
Fiscal 2011
July 21, 2010	September 30, 2010	October 15, 2010	$0.076	1
November 5, 2010	December 31, 2010	January 14, 2011	0.225
February 4, 2011	March 31, 2011	April 15, 2011	0.225
May 6, 2011	June 30, 2011	July 15, 2011	0.225
Total (2011)			$0.751
Fiscal 2012
June 28, 2011	July 29, 2011	August 15, 2011	$0.075	2
June 28, 2011	August 31, 2011	September 15, 2011	0.075
June 28, 2011	September 30, 2011	October 14, 2011	0.075
September 8, 2011	October 31, 2011	November 15, 2011	0.077
September 8, 2011	November 30, 2011	December 15, 2011	0.077
September 8, 2011	December 30, 2011	January 13, 2012	0.077
November 7, 2011	January 31, 2012	February 15, 2012	0.077
November 7, 2011	February 29, 2012	March 15, 2012	0.077
November 7, 2011	March 30, 2012	April 13, 2012	0.077
Total (2012 to date)			$0.687

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

Recent Developments

Dividend

On November 7, 2011, the Board of Directors declared monthly dividends of $0.077, $0.077 and $0.077 per share payable on February 15, 2012 for holders of record at January 31, 2012, March 15, 2012 for holders of record at February 29, 2012 and April 13, 2012 for holders of record at March 30, 2012, respectively.

Recent Portfolio Activity

Subsequent to September 30, 2011, the Company extended the loan to Iron City Brewing, LLC through November 30, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2011, three debt investments in our portfolio were at a fixed rate, and the remaining seventeen debt investments were at variable rates, representing approximately $11 million and $47 million in principal debt, respectively. A portion of our floating rate debt instruments are currently at their floor interest rate.  The variable rates are based upon the Prime rate or LIBOR.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1% increase in the underlying Prime rate or LIBOR, and no other change in our portfolio as of September 30, 2011. We have also assumed $3.4 million of outstanding borrowings, with no outstanding borrowings having a floating rate based upon LIBOR. Under this analysis, net investment income would increase by approximately $0.3 million annually. If we had instead assumed a 1% decrease in the underlying Prime rate or LIBOR, net investment income would decrease correspondingly by approximately $0.2 million annually. Although management believes that this analysis is indicative of our existing interest rate sensitivity at September 30, 2011, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

As of September 30, 2011, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

 There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended September 30, 2011 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of equity securities during the three months ended September 30, 2011.

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

FULL CIRCLE CAPITAL CORPORATION

Date: November 9, 2011	By:	/s/ John E. Stuart
John E. Stuart, Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 9, 2011	By:	/s/ William E. Vastardis
William E. Vastardis, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)