Form 10-Q
period 2011-12-31
Full Circle Capital Corp
filed 2012-02-09
CIK 1490013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-00809

FULL CIRCLE CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	27-2411476
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of February 9, 2012 was 6,219,382.

FULL CIRCLE CAPITAL CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Consolidated Statements of Assets and Liabilities as of December 31, 2011 and June 30, 2011	2

	Consolidated Statements of Operations for the three and six months ended December 31, 2011 and December 31, 2010	3

	Consolidated Statements of Changes in Net Assets for the six months ended December 31, 2011 and December 31, 2010	4

	Consolidated Statements of Cash Flows for the six months ended December 31, 2011 and December 31, 2010	5

	Consolidated Schedule of Investments as of December 31, 2011	6

	Consolidated Schedule of Investments as of June 30, 2011	10

	Notes to Consolidated Financial Statements as of December 31, 2011	13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

	Forward-Looking Statements	26

	Overview	26

	Critical Accounting Policies	27

	Current Market Conditions and Market Opportunity	30

	Portfolio Composition and Investment Activity	31

	Results of Operations	34

	Liquidity and Capital Resources	37

	Recent Developments	39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Reserved	41

Item 5.	Other Information	41

Item 6.	Exhibits	41

SIGNATURES		42

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

 FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

		December 31, 2011	June 30, 2011
		(Unaudited)	(Audited)
Assets
Control Investments at Fair Value (Cost of $7,435,072 and $1,658,552, respectively)	(NOTE 2, 10)	$6,733,560	$842,884
Affiliate Investments at Fair Value (Cost of $430,500 and $7,174,348, respectively)	(NOTE 2, 10)	561,371	7,112,992
Investments at Fair Value (Cost of $91,983,163 and $75,757,764, respectively)	(NOTE 2, 10)	89,839,577	74,838,241
Total Investments at Fair Value (Cost of $99,848,735 and $84,590,664, respectively)		97,134,508	82,794,117

Cash		1,295,697	2,065,943
Deposit with Broker		3,300,000	2,657,859
Interest Receivable	(NOTE 2)	924,320	680,527
Principal Receivable		709,008	-
Prepaid Expenses		105,424	33,642
Other Current Assets		12,164	212,961
Deferred Credit Facility Fees		50,000	50,000

Total Assets		103,531,121	88,495,049

Liabilities

Due to Affiliate	(NOTE 5)	575,363	592,418
Accounts Payable		6,232	116,289
Accrued Liabilities		113,920	73,228
Due to Broker		32,500,163	25,999,632
Dividends Payable		478,892	1,399,361
Interest Payable		107,865	23,361
Other Current Liabilities		156,659	412,171
Line of Credit	(NOTE 8)	10,697,602	-
Distribution Notes	(NOTE 8)	3,404,583	3,404,583

Total Liabilities		48,041,279	32,021,043

Net Assets		$55,489,842	$56,474,006
Components of Net Assets
Common Stock, par value $0.01 per share
(100,000,000 authorized; 6,219,382 issued
and outstanding)		$62,194	$62,194
Paid-in Capital in Excess of Par		58,204,411	58,204,411
Distributions in Excess of Net Investment Income		(533,590)	(340,534)
Accumulated Net Realized Gains		471,054	344,482
Accumulated Net Unrealized Losses		(2,714,227)	(1,796,547)
Net Assets		$55,489,842	$56,474,006
Net Asset Value Per Share		$8.92	$9.08

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended December 31,		Six Months Ended December 31,
		2011	2010[1]	2011	2010[1]
Investment Income
Interest Income		$2,104,779	$2,091,480	$3,930,042	$2,802,910
Interest Income from Affiliate Investments		-	240,260	234,864	331,034
Interest Income from Control Investments		227,071	-	254,644	-
Dividend Income from Affiliate Investments		-	153,333	-	210,833
Dividend Income from Control Investments		1,823	-	1,823
Other Income	(NOTE 2)	64,992	193,124	376,449	201,002
Other Income from Affiliate Investments	(NOTE 2)	-	-	54,086	-
Other Income from Control Investments	(NOTE 2)	-	-	105,000	-

Total Investment Income		2,398,665	2,678,197	4,956,908	3,545,779

Operating Expenses
Management Fee	(NOTE 5)	300,690	304,429	586,650	411,413
Incentive Fee	(NOTE 5)	274,674	374,776	646,276	487,462
Total Advisory Fees		575,364	679,205	1,232,926	898,875

Allocation of Overhead Expenses	(NOTE 5)	89,207	90,270	174,892	120,360
Sub-Administration Fees	(NOTE 5)	78,115	78,114	156,229	104,152
Officers’ Compensation	(NOTE 5)	71,629	33,424	117,553	43,111
Total Costs Incurred Under Administration Agreement		238,951	201,808	448,674	267,623

Directors’ Fees		26,125	26,125	54,250	55,232
Interest Expenses	(NOTE 8)	244,405	216,988	366,965	330,519
Professional Services Expense		93,806	82,331	314,679	120,125
Bank Fees		3,285	11,880	6,966	16,890
Other		118,089	76,817	203,258	117,316
Organizational Expenses	(NOTE 2)	-	34,996	-	178,979

Total Gross Operating Expenses		1,300,025	1,330,150	2,627,718	1,985,559

Management Fee Waiver and Expense Reimbursement	(NOTE 5)	-	(147,078)	(313,792)	(241,688)

Total Net Operating Expenses		1,300,025	1,183,072	2,313,926	1,743,871

Net Investment Income		1,098,640	1,495,125	2,642,982	1,801,908
Net Change in Unrealized Loss on Investments		(846,865)	(224,281)	(917,680)	(330,135)
Realized Gain on Investments		766	86,574	126,572	92,637

Net Increase in Net Assets Resulting from Operations		$252,541	$1,357,418	$1,851,874	$1,564,410

Earnings per common share	(NOTE 4)	$0.04	$0.22	$0.30	$0.38
Weighted average shares of common stock outstanding		6,219,382	6,191,515	6,219,382	4,138,926

1         Certain amounts have been reclassified to conform to the current period’s presentation

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	Six months ended December 31, 2011	Six months ended December 31, 2010
Increase (Decrease) in Net Assets Resulting from Operations:
Net Investment Income	$2,642,982	$1,801,908
Net Change in Unrealized Loss on Investments	(917,680)	(330,135)
Realized Gain on Investments	126,572	92,637

Net Increase in Net Assets Resulting from Operations	1,851,874	1,564,410

Dividends to Shareholders	(2,836,038)	(1,863,646)

Capital Share Transactions:
Issuance of Common Stock	-	59,075,564
Less Offering Costs and Underwriting Fees	-	(1,052,067)

Net Increase in Net Assets Resulting from Capital Share Transactions	-	58,023,497

Total Increase (Decrease) in Net Assets	(984,164)	57,724,261
Net Assets at Beginning of Period	56,474,006	(11,045)

Net Assets at End of Period	$55,489,842	$57,713,216

Capital Share Activity:
Shares Issued	-	6,191,415
Shares Outstanding at Beginning of Period	6,219,382	100

Shares Outstanding at End of Period	6,219,382	6,191,515

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

		Six months ended December 31, 2011	Six months ended December 31, 2010
Cash Flows from Operating Activities:
Net Increase in Net Assets Resulting from Operations		$1,851,874	$1,564,410
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Purchases of Investments		(101,127,615)	(56,158,504)
Proceeds from Sale or Refinancing of Investments		86,287,467	36,467,272
Realized Gain on Investments		(126,572)	(92,637)
Net change in Unrealized Loss on Investments		917,680	330,135
Amortization of Discount		(291,351)	(350,717)
Change in Operating Assets and Liabilities
Deposit with Broker		(642,141)	(4,000,000)
Interest Receivable		(243,793)	(151,713)
Principal Receivable		(709,008)	-
Dividends Purchased		-	143,750
Due from Affiliates		-	(182,915)
Prepaid Expenses		(71,782)	(112,066)
Other Current Assets		200,797	(93,225)
Due to Affiliate		(17,055)	635,000
Accounts Payable		(110,057)	2,637
Accrued Liabilities		40,692	96,885
Due to Broker		6,500,531	26,997,300
Interest Payable		84,504	65,953
Other Current Liabilities		(255,512)	87,084
Accrued Organizational Expenses		-	(45,247)

Net Cash Provided by (Used in) Operating Activities		(7,711,341)	5,203,402

Cash Flows from Financing Activities:
Borrowings Under Credit Facility		43,940,969	17,903,642
Payments Under Credit Facility		(33,243,367)	(37,811,373)
Dividends Paid to Shareholders		(3,756,507)	(470,555)
Accrued Offering Expenses		-	(428,766)
Proceeds From Shares Issued, Net of Underwriting Fees		-	16,650,000

Net Cash Provided by (Used in) Financing Activities		6,941,095	(4,157,052)

Total Increase (Decrease) in Cash		(770,246)	1,046,350
Cash Balance at Beginning of Period		2,065,943	1,455
Cash Balance at End of Period		$1,295,697	$1,047,805

Supplemental Disclosure of Non-Cash Financing Activity:

Assets Purchased for Shares	(NOTE 6)	$-	$73,306,379
Debt Issued to Purchase Shares	(NOTE 6)	$-	$(30,880,815)
Dividends Declared, Not Yet Paid		$478,892	$1,393,091

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest		$282,461	$264,566

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2011 (Unaudited)

Description [1,2]	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value

Attention Transit Advertising Systems, LLC	Outdoor
Senior Secured Loan, 14.50%, 11/1/2012	Advertising Services	$2,137,609	$2,107,438	$2,011,490	3.62%

Background Images, Inc.	Equipment
Senior Secured Loan – Term A, 14.78%, 6/28/2014	Rental Services	$2,300,000	2,264,535	2,315,180	4.17%
Senior Secured Loan – Term B, 16.53%, 6/28/2014		$1,300,000	1,279,812	1,273,350	2.29%
Totals			3,544,347	3,588,530	6.46%

Blackstrap Broadcasting, LLC	Radio
Senior Secured Loan, 5.00%, 9/25/2012	Broadcasting	$3,000,000	2,876,893	2,898,800	5.22%
Subordinated Secured Loan, 16.00%, 9/25/2012		$3,500,000	3,487,518	3,473,750	6.26%
Totals			6,364,411	6,372,550	11.48%

Coast Plating, Inc.	Aerospace
Senior Secured Loan – Term A, 11.78%, 9/13/2014	Parts Plating and Finishing	$1,450,000	1,443,959	1,450,000	2.61%
Senior Secured Loan – Term B, 13.28%, 9/13/2014		$3,550,000	3,532,428	3,550,000	6.40%
Totals			4,976,387	5,000,000	9.01%

CSL Operating, LLC	Industrial
Senior Secured Loan – Term A, 11.78%, 5/11/2014	Metal Treatings	$2,000,000	1,991,799	1,967,000	3.54%
Senior Secured Loan – Term B, 11.78%, 5/11/2014		$2,000,000	1,991,799	1,949,200	3.51%
Totals			3,983,598	3,916,200	7.05%

Equisearch Acquisition, Inc.	Asset
Senior Secured Loan, 14.00%, 1/31/2012	Recovery Services	$2,547,768	2,547,768	1,989,892	3.59%
Warrants for 47.9056 shares (at a $0.01 strike price), expire 1/31/2016^		48	225,000	-	-%
Totals			2,772,768	1,989,892	3.59%

iMedX, Inc.	Medical
Senior Secured Revolving Loan, 10.13%, 9/19/2014	Transcription Services	$700,000	693,075	697,970	1.26%
Senior Secured Loan – Term A, 16.03%, 9/19/2014		$2,500,000	2,465,200	2,527,833	4.56%
Totals			3,158,275	3,225,803	5.82%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2011 (Unaudited)

Description [1,2]	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value

Iron City Brewing, LLC	Beverages
Senior Secured Loan, 19.77%, 12/31/2011^		$521,666	$521,666	$521,666	0.94%
Warrants for 148 Membership Units (at a $0.01 strike price), expire 08/10/20133^		148	-	-	-%
Totals			521,666	521,666	0.94%

MDU Communications (USA) Inc.	Cable TV
Senior Secured Loan - Tranche A, 11.85%, 6/30/2013	Broadband Services	$5,000,000	5,000,000	5,000,000	9.01%
Senior Secured Loan - Tranche C, 9.75%, 6/30/2013		$250,000	250,000	248,250	0.45%
Senior Secured Loan - Tranche D, 8.75%, 6/30/2013		$1,480,000	1,480,000	1,449,216	2.61%
Warrants for 37,500 shares (at a $6.00 strike price), expire 6/30/2013^		37,500	298	521	-%
Totals			6,730,298	6,697,987	12.07%

ProGrade Ammo Group LLC	Munitions
Senior Secured Revolving Loan, 9.28%, 8/1/2014		$737,584	737,584	736,354	1.33%
Senior Secured Term Loan, 14.53%, 8/1/2014		$6,125,000	5,928,804	5,637,450	10.16%
Warrants for 2.5% of the outstanding LLC interests (at a $10.00 strike price), expire 8/1/2018^		181,240	176,770	14,676	0.03%
Totals			6,843,158	6,388,480	11.52%

Texas Westchester Financial, LLC[4]	Consumer
Limited Liability Company Interests^	Financing	17,063	1,658,552	970,324	1.75%

The Finance Company, LLC[4]	Consumer
Senior Secured Term Loan, 15.00%, 9/20/2015	Financing	$5,785,714	5,636,106	5,632,971	10.15%
Limited Liability Company Interests^		50	140,414	130,264	0.23%
Totals			5,776,520	5,763,235	10.38%

The Selling Source, LLC	Information and
Senior Secured Loan, 12.00%, 12/21/2012	Data Services	$4,266,081	4,266,081	4,266,081	7.69%

US Path Labs, LLC	Healthcare
Senior Secured Loan, 13.00%, 8/31/2012	Services	$2,500,000	2,468,750	2,500,000	4.51%

VaultLogix, LLC	Information
Warrants for Variable % Ownership, (at a $307.855 strike price), expire 9/4/2013^	Retrieval Services	3,439	56,147	-	-%

West World Media, LLC [5,6]	Information and
Limited Liability Company Interests^	Data Services	85,210	430,500	561,371	1.01%

 See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2011 (Unaudited)

Description [1,2]	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value

Ygnition Networks, Inc.	Cable TV
Senior Secured Loan, 12.77%, 9/6/2012	Broadband Services	$11,689,730	$11,689,730	$10,860,928	19.57%

United States Treasury
United States Treasury Bill** (0.03)%, 1/5/2012		$32,500,000	32,500,109	32,499,971	58.57%

Total Investments			$99,848,735	$97,134,508	175.04%

 See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2011 (Unaudited)

The following table shows the fair value of our portfolio of investments by industry, as of December 31, 2011, excluding United States Treasury Bills of approximately $32.5 million.

	December 31, 2011
	Investment at
	Fair Value (dollars in millions)	Percentage of Net Assets
Cable TV/Broadband Services	$17.6	31.64%
Consumer Financing	6.7	12.13
Munitions	6.4	11.52
Radio Broadcasting	6.4	11.48
Aerospace Parts Plating and Finishing	5.0	9.01
Information and Data Services	4.8	8.70
Industrial Metal Treatings	3.9	7.05
Equipment Rental Services	3.6	6.46
Medical Transcription Services	3.2	5.82
Healthcare Services	2.5	4.51
Outdoor Advertising Services	2.0	3.62
Asset Recovery Services	2.0	3.59
Beverages	0.5	0.94
Total	$64.6	116.47%

1         Our investments are acquired in private transactions exempt from registration under the Securities Act of 1933, therefore are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act of 1933.

2         A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to LIBOR or the U.S. prime rate, and which is reset daily, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of December 31, 2011.

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2011 (Audited)

		Par Amount/			% of Net
Description [1,2]	Industry	Quantity	Cost	Fair Value	Asset Value

Attention Transit Advertising Systems, LLC	Outdoor
Senior Secured Loan, 14.50%, 11/1/2012	Advertising Services	$2,209,597	$2,162,920	$2,125,633	3.76%

Background Images, Inc.	Equipment
Senior Secured Loan – Term A, 14.70%, 6/28/2014	Rental Services	$2,300,000	2,259,824	2,351,750	4.16%
Senior Secured Loan – Term B, 16.45%, 6/28/2014		$1,300,000	1,277,291	1,332,500	2.36%
Totals			3,537,115	3,684,250	6.52%

Blackstrap Broadcasting, LLC	Radio
Senior Secured Loan, 5.00%, 9/25/2012	Broadcasting	$3,000,000	2,798,172	2,860,500	5.06%
Subordinated Secured Loan, 16.00%, 9/25/2012		$3,500,000	3,480,089	3,479,000	6.16%
Totals			6,278,261	6,339,500	11.22%

CSL Operating, LLC	Industrial
Senior Secured Loan – Term A, 11.70%, 5/11/2014	Metal Treatings	$2,000,000	1,990,333	1,963,000	3.48%
Senior Secured Loan – Term B, 11.70%, 5/11/2014		$2,000,000	1,990,333	1,943,000	3.44%
Totals			3,980,666	3,906,000	6.92%

Equisearch Acquisition, Inc.	Asset
Senior Secured Loan, 14.00%, 1/31/2012	Recovery Services	$2,363,747	2,363,747	2,076,552	3.68%
Warrants for 47.9056 shares (at a $0.01 strike price), expire 1/31/2016		48	225,000	13,000	0.02%
Totals			2,588,747	2,089,552	3.70%

Iron City Brewing, LLC	Beverages
Senior Secured Loan, 19.74%, 7/31/2011		$521,666	521,666	521,666	0.92%
Warrants for 148 Membership Units (at a $0.01 strike price), expire 08/10/2013[3]		148	-	-	0.00%
Totals			521,666	521,666	0.92%

MDU Communications (USA) Inc.	Cable TV
Senior Secured Loan - Tranche A, 11.85%, 6/30/2013	Broadband Services	$5,000,000	5,000,000	5,000,000	8.85%
Senior Secured Loan - Tranche C, 9.75%, 6/30/2013		$250,000	250,000	248,000	0.44%
Senior Secured Loan - Tranche D, 8.75%, 6/30/2013		$1,480,000	1,480,000	1,414,880	2.51%
Warrants for 37,500 shares (at a $6.00 strike price), expire 6/30/2013		37,500	298	845	0.00%
Warrants for 30,476 shares (at a $8.20 strike price), expire 9/11/2011		30,476	-	-	0.00%
Totals			6,730,298	6,663,725	11.80%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2011 (Audited)

		Par Amount/			% of Net
Description [1,2]	Industry	Quantity	Cost	Fair Value	Asset Value

Texas Westchester Financial, LLC[4]	Consumer
Limited Liability Company Interests	Financing	17,063	$1,658,552	$842,884	1.49%

The Selling Source, LLC	Information and
Senior Secured Loan, 12.00%, 12/21/2012	Data Services	$5,330,357	5,330,357	5,330,357	9.44%

US Path Labs, LLC	Healthcare

Senior Secured Loan, 13.00%, 8/31/2012	Services	$2,500,000	2,472,020	2,488,750	4.41%

VaultLogix, LLC	Information
Senior Secured Loan, 12.00%, 9/4/2011	Retrieval Services	$5,000,000	4,958,214	5,000,000	8.85%
Warrants for 1.518% Ownership, (at a $307.855 strike price), expire 9/4/2013		3,439	56,147	45,716	0.08%
Totals			5,014,361	5,045,716	8.93%

West World Media, LLC [5,6]	Information and
Senior Secured Loan*, 16.00%, 12/31/2011	Data Services	$6,909,993	6,743,848	6,758,492	11.97%
Limited Liability Company Interests		85,210	430,500	354,500	0.63%
Totals			7,174,348	7,112,992	12.60%

Ygnition Networks, Inc.	Cable TV
Senior Secured Loan - Tranche A, 13.25%, 7/6/2011	Broadband Services	$3,750,000	3,749,214	3,596,250	6.37%
Senior Secured Loan - Tranche B, 12.75%, 7/6/2011		$2,500,000	2,499,282	2,386,250	4.23%
Senior Secured Loan - Tranche C, 12.75%, 7/6/2011		$2,500,000	2,499,282	2,386,250	4.23%
Senior Secured Loan - Tranche D, 12.25%, 7/6/2011		$2,394,346	2,393,943	2,274,628	4.03%
Totals			11,141,721	10,643,378	18.86%

United States Treasury
United States Treasury Bill** 0.02%, 8/4/2011		$26,000,000	25,999,632	25,999,714	46.04%

Total Investments			$84,590,664	$82,794,117	146.61%

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

December 31, 2011

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

Cash

The Company places its cash with J.P. Morgan Chase & Co., and at times, cash held in these accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company may invest a portion of its cash in money market funds, within the limitations of the 1940 Act.

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

Structuring fees, excess deal deposits, prepayment fees and similar fees are recognized as Other Income as earned, usually when paid. Other fee income, including administrative fees and unused line fees, is included in Other Income.  Income from such sources was $64,992 and $193,124 for the three months ended December 31, 2011 and 2010, respectively and $535,535 and $201,002 for the six months ended December 31, 2011 and 2010, respectively.

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

Organizational Expenses and Offering Costs

The Company did not incur organizational expenses or offering costs during the six months ended December 31, 2011.

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

As of December 31, 2011, we had approximately $6.6 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.

Note 4. Earnings (Loss) per Common Share

The following information sets forth the computation of basic and diluted income (loss) per common share for the three and six months ended December 31, 2011, and 2010 (unaudited):

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Per Share Data (1) :
Net Increase in Net Assets Resulting from Operations	$252,541	$1,357,418	$1,851,874	$1,564,410

Average weighted shares outstanding for period	6,219,382	6,191,515	6,219,382	4,138,926

Basic and diluted earnings per common share	$0.04	$0.22	$0.30	$0.38

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

The total base management fees earned by the Adviser for the three and six months ended December 31, 2011, were $300,690 and $586,650, repectively, after adjusting for the waivers of $0 and $28,124, respectively. The total base management fee payable to the Adviser at December 31, 2011 was $300,689, after reflecting payment of $568,646 during the period, and is included in the Consolidated Statement of Assets and Liabilities in Due to Affiliate. The total base management fees earned by the Adviser for the three and six months ended December 31, 2010, were $304,429 and $411,413, respectively, after adjusting for the waivers of $43,490 and $58,773, respectively. The total base management fee payable to the Adviser at December 31, 2010 was $260,044, after reflecting a payment of $92,596 during the period.

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees with respect to each of the investments in our portfolio, provided that, the incentive fee determined as of December 31, 2010 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the inception of Full Circle Capital. There were no incentive fees paid on realized gains for the six months ended December 31, 2011 or December 31, 2010.

Income incentive fees of $274,674 and $646,276 were earned by the Adviser for the three and six months ended December 31, 2011, and the total income incentive fee payable to the Adviser at December 31, 2011 was $274,674, after reflecting payment of $653,211 during the period, and is included in the Consolidated Statement of Assets and Liabilities in Due to Affiliate. The income incentive fee of $374,776 and $487,462 were earned by the Adviser for the three and six months ended December 31, 2010, and the total income incentive fee payable to the Adviser at December 31, 2010 was $374,956.

The Adviser had agreed to reimburse the Company for any operating expenses, excluding interest expenses, investment advisory and management fees, and organizational and offering expenses, in excess of 2% of our net assets for the first twelve months following the completion of the initial public offering, which occurred on August 31, 2010.  This agreement was extended through September 30, 2011, and equates to an accrual offset against the Advisor’s management fee of $0 and $285,668 for the three and six months ended December 31, 2011, respectively, and $103,588 and $182,915 for the three and six months ended December 31, 2010, respectively.

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

Sub-Administration Agreement

Our Chief Financial Officer, William E. Vastardis, is the President of Vastardis. The Administrator has engaged Vastardis to provide certain administrative services to us. In exchange for providing such services, the Administrator pays Vastardis an asset-based fee with a $200,000 annual minimum as adjusted for any reimbursement of expenses. This asset-based fee will vary depending upon our gross assets, as adjusted, as follows:

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

For the three and six months ended December 31, 2011, the Company incurred $238,951 and $448,674, respectively, of expenses under the Administration Agreement, $78,115 and $156,229, respectively, of which were earned by the Sub-Administrator and $71,629 and $117,553, respectively, of which were paid for officers’ compensation.  The remaining $89,207 and $174,892, respectively, were recorded as an Allocation of Overhead Expenses to the Administrator in the Consolidated Statement of Operations.

For the three and six months ended December 31, 2010, the Company incurred $201,808 and $267,623, respectively, of expenses under the Administration Agreement, $78,114 and $104,152, respectively, of which were earned by the Sub-Administrator and $33,424 and $43,111, respectively. were paid for officers’ compensation. The remaining $90,270 and $120,360, respectively, were recorded as an Allocation of Overhead Expenses to the Administrator in the Consolidated Statement of Operations.

The Administrator and Adviser did not begin charging Administration and Advisory fees to the Company until August 31, 2010, the date of the initial public offering and commencement of operations of the Company.

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. With regard to the Control Investments in Texas Westchester Financial, LLC and The Finance Company, LLC, the Company has provided managerial assistance during the period for which no fees were charged. John Stuart, our Chief Executive Officer and President, currently serves as a director of The Finance Company, LLC. As of December 31, 2011, none of the other portfolio companies had accepted our offer for such services.

Note 6. Equity Offerings and Related Expenses and Other Stock Issuances

During the year ended June 30, 2011, we issued 6,219,282 shares of our common stock through an initial public offering, a private placement and our dividend reinvestment plan. Offering expenses were charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.  The proceeds raised, the related underwriting fees, the offering expenses, and the price at which common stock was issued since inception are detailed in the following table:

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

Note 7. Financial Highlights

	Three months ended December 31, 2011		Three months ended December 31, 2010

Per Share Data (1) :
Net asset value at beginning of period	$9.11		$9.36
Offering costs	-		(0.04)
Net investment income	0.18		0.24
Change in unrealized loss	(0.14)		(0.04)
Realized gain	-		0.02
Dividends declared	(0.23)		(0.22)
Net asset value at end of period	$8.92		$9.32

Per share market value at end of period	$6.99		$8.69
Total return based on market value	1.85	% (2)	3.54	% (2)
Total return based on net asset value	1.15	% (2)	1.98	% (2)
Shares outstanding at end of period	6,219,382		6,191,515
Average weighted shares outstanding for period	6,219,382		6,191,515

Ratio / Supplemental Data:
Net assets at end of period	$55,489,842		$57,713,216
Average net assets	$56,081,911		$57,834,375
Annualized ratio of gross operating expenses to average net assets (4)	9.20%		8.95%
Annualized ratio of net operating expenses to average net assets (4)	9.20%		7.94%
Annualized ratio of net investment income to average net assets (4)	7.77%		10.44%

	Six months ended December 31, 2011 (Unaudited)		For the period from August 31, 2010 (commencement of operations) to December 31, 2010 (Unaudited)		For the period from August 31, 2010 (commencement of operations) to June 30, 2011

Per Share Data (1) :
Net asset value at beginning of period	$9.08		$9.40		$9.40
Offering costs	-		(0.04)		(0.04)
Net investment income	0.43		0.30		0.70
Change in unrealized loss	(0.15)		(0.06)		(0.29)
Realized gain	0.02		0.02		0.06
Dividends declared	(0.46)		(0.30)		(0.75)
Net asset value at end of period	$8.92		$9.32		$9.08

Per share market value at end of period	$6.99		$8.69		$7.90
Total return based on market value	(5.57	)% (2)	(0.10	)% (3)	(4.03	)% (3)
Total return based on net asset value	4.85	% (2)	2.35	% (3)	5.62	% (3)
Shares outstanding at end of period	6,219,382		6,191,515		6,219,382
Average weighted shares outstanding for period	6,219,382		6,191,515		6,206,824

Ratio / Supplemental Data:
Net assets at end of period	$55,489,842		$57,713,216		$56,474,006
Average net assets	$56,212,609		$57,899,705		$57,455,987
Annualized ratio of gross operating expenses to average net assets (4)	9.37%		9.34%		8.49%
Annualized ratio of net operating expenses to average net assets (4)	8.82%		8.10%		7.34%
Annualized ratio of net investment income to average net assets (4)	7.62%		10.07%		9.29%

(1)	Financial highlights are based on average weighted shares outstanding.
(2)	Total return based on market value is based on the change in market price per share between the opening and ending market values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.
(3)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on market value is based on the change in market price per share assuming an investment at the initial public offering price of $9.00 per share. The total returns are not annualized.
(4)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment income (loss) to average net assets are adjusted accordingly. Non-recurring expenses were not annualized. For the period from July 1, 2011 to December 31, 2011, the Company received $313,792 of Management Fee waivers and Expense Reimbursements, which are deemed to be non-recurring. For the period from August 31, 2010 to December 31, 2010, the Company incurred $102,233 of Organizational Expenses, which were deemed to be non-recurring. For the period from August 31, 2010 to June 30, 2011 the Company incurred $102,609 of Organizational Expenses, which were deemed to be non-recurring. The Company did not incur Organizational Expenses for the three and six months ended December 31, 2011.

Note 8. Long Term Liabilities

Line of Credit

On August 31, 2010, the Company entered into the “Credit Facility” with First Capital. The facility size is $35 million and was initially scheduled to expire in January 2012. On January 27, 2012, the Company extended the Credit Facility through July 31, 2012. Under the Credit Facility, base rate borrowings bear interest at LIBOR (0.295% at December 31, 2011, and 0.186% at June 30, 2011) plus 5.50%. The Credit Facility is secured by all of the assets of the Company. Under the Credit Facility, the Company is required to satisfy several financial covenants, including maintaining a minimum level of stockholders’ equity, a maximum level of leverage and minimum asset coverage and interest coverage ratios. In addition, the Company is required to comply with other general covenants, including with respect to indebtedness, liens, restricted payments and mergers and consolidations.  At December 31, 2011, the Company had a balance of $10,697,602 on the Credit Facility, which is included in the Consolidated Statement of Assets and Liabilities.

Distribution Notes

On August 31, 2010, the Company entered into multiple senior unsecured notes (the “Distribution Notes”).  The Distribution Notes consist of $3,404,583 in senior unsecured notes, which bear interest at a rate of 8% per annum, payable quarterly in cash, and will mature in February 2014. The Distribution Notes are callable by the Company at any time, in whole or in part, at a price of 100% of their principal amount, plus accrued and unpaid interest. The Distribution Notes subject Full Circle Capital to customary covenants, including, among other things, a restriction on incurring any debt on a junior lien basis, or any debt that is contractually subordinated in right of payment to any other debt unless it is also subordinated to the Distribution Notes on substantially identical terms. The agreement under which the Distribution Notes were issued contains customary events of default. At December 31, 2011, the Company had a balance of $3,404,583 on the Distribution Notes, which is included in the Consolidated Statement of Assets and Liabilities.

Note 9. Fair Value Measurements

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820.  See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of December 31, 2011 and June 30, 2011, respectively:

As of December 31, 2011 (Unaudited)

	Level 1	Level 2	Level 3	Total
Assets

Senior and Subordinated Loans, at fair value	$-	$-	$62,957,381	$62,957,381

US Treasury Securities, at fair value	32,499,971	-	-	32,499,971

Investments in private companies, at fair value	-	-	1,661,959	1,661,959

Investments in securities, at fair value	-	-	15,197	15,197
	$32,499,971	$-	$64,634,537	$97,134,508

As of June 30, 2011 (Audited)

	Level 1	Level 2	Level 3	Total
Assets

Senior and Subordinated Loans, at fair value	$-	$-	$55,537,458	$55,537,458

US Treasury Securities, at fair value	25,999,714	-	-	25,999,714

Investments in private companies, at fair value	-	-	1,197,384	1,197,384

Investments in securities, at fair value	-	-	59,561	59,561
	$25,999,714	$-	$56,794,403	$82,794,117

During the six months ended December 31, 2011 and the year ended June 30, 2011, there were no transfers in or out of levels.

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

Changes in Level 3 assets measured at fair value for the six months ended December 31, 2011 and for the year ended June 30, 2011 are as follows:

	Six months ended December 31, 2011 (Unaudited)
							Change in
							Unrealized
	Beginning	Accretion of	Realized &			Ending	Losses for Investments
	Balance	Original	Unrealized		Sales	Balance	still held at
	June 30,	Issue	Gains		And	December 31,	December 31,
	2011	Discount	(Losses)	Purchases	Settlements	2011	2011

Assets

Senior and Subordinated Loans, at fair value	$55,537,458	$291,750	$(893,553)	$33,309,920	$(25,288,194)	$62,957,381	$(1,020,483)

Investments in private companies, at fair value	1,197,384	-	324,161	140,414	-	1,661,959	324,161

Investments in securities, at fair value	59,561	-	(221,134)	176,770	-	15,197	(221,134)
	$56,794,403	$291,750	$(790,526)	$33,627,104	$(25,288,194)	$64,634,537	$(917,456)

	Year ended June 30, 2011 (Audited)
							Change in
							Unrealized
	Beginning	Accretion of				Ending	Losses for Investments
	Balance	Original	Realized &		Sales	Balance	still held at
	June 30,	Issue	Unrealized		And	June 30,	June 30,
	2010	Discount	Losses	Purchases	Settlements	2011	2011
Assets

Senior and Subordinated Loans, at fair value	$-	$835,926	$(337,635)	$87,529,153	$(32,489,986)	$55,537,458	$(683,077)

Investments in private companies, at fair value	-	-	(891,668)	2,089,052	-	1,197,384	(891,668)

Investments in securities, at fair value	-	-	(221,884)	281,445	-	59,561	(221,884)
	$-	$835,926	$(1,451,187)	$89,899,650	$(32,489,986)	$56,794,403	$(1,796,629)

Realized and unrealized gains and losses are included in realized gain on investments and net change in unrealized loss on investments in the consolidated statements of operations.  The change in unrealized losses for Level 3 investments still held at December 31, 2011 of $917,456 is included in net change in net unrealized loss on investments in the consolidated statement of operations for the six months ended December 31, 2011. The change in unrealized losses for Level 3 investments still held at June 30, 2011 of $1,796,629 is included in net change in net unrealized loss on investments in the consolidated statement of operations for the year ended June 30, 2011.

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

Volume of Derivative Activities

At December 31, 2011, the notional amounts and number of warrants, categorized by primary underlying risk, are as follows:

	Long Exposure

	Notional	Number of
	Amounts	Warrants
Primary Underlying Risk
Equity Price
Warrants (a)	$257,058	222,375

(a)	Notional amounts presented for warrants are based on the fair value of the underlying shares as if the warrants were exercised at December 31, 2011.

Note 11. Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurements (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. We do not expect the adoption of ASU 2011-04 to have a significant impact on our financial condition and results of operations.

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

Note 12. Subsequent Events

Dividend

On February 3, 2012, the Board of Directors declared monthly dividends of $0.077, $0.077 and $0.077 per share payable on May 15, 2012 for holders of record at April 30, 2012, June 15, 2012 for holders of record at May 31, 2012 and July 13, 2012 for holders of record at June 29, 2012, respectively.

Recent Portfolio Activity

Subsequent to December 31, 2011, the Company extended the loan to Iron City Brewing, LLC through February 3, 2012. On January 31, 2012, Iron City Brewing, LLC paid off the entirety of its loan to the Company at par.

On January 19, 2012, Equisearch Acquisition, Inc. (“Equisearch”) filed for protection under Chapter 7 of the U.S. Bankruptcy Code.  At that date, the Company had an investment in Equisearch of $2,580,201 through a first lien, senior secured loan facility.  At December 31, 2011 the fair value of our investment in Equisearch was $1,989,892. The Company is currently pursuing full recovery under its first priority lien on the assets of the business, and is awaiting information regarding the proceedings in order to make a judgment regarding the economic outcome and related impact to the Company.  There can be no assurance regarding what amount the Company may recover.

Line of Credit

On January 27, 2012, the Company extended its Line of Credit with First Capital through July 31, 2012.

Note 13. Selected Quarterly Financial Data (Unaudited)

	Total Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase in Net Assets from Operations
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)
September 30, 2010	$867,582	$0.42	$306,783	$0.15	$(99,791)	$(0.05)	$206,992	$0.10
December 31, 2010	$2,678,197	$0.43	$1,495,125	$0.24	$(137,707)	$(0.02)	$1,357,418	$0.22
March 31, 2011	$2,305,423	$0.37	$1,361,635	$0.22	$(799,361)	$(0.13)	$562,274	$0.09
June 30, 2011	$2,108,426	$0.34	$1,170,836	$0.19	$(415,206)	$(0.07)	$755,630	$0.12
September 30, 2011	$2,558,243	$0.41	$1,544,342	$0.25	$54,991	$0.01	$1,599,333	$0.26
December 31, 2011	$2,398,665	$0.39	$1,098,640	$0.18	$(846,099)	$(0.14)	$252,541	$0.04

(1)	Per share amounts are calculated using weighted average shares outstanding during the period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Full Circle Capital Corporation, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	a contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and

•	the risks, uncertainties and other factors we identify in “Risk Factors” in our Annual Report on Form 10-K for the period ended June 30, 2011 and elsewhere in this quarterly report on Form 10-Q and in our filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” in our Annual Report on Form 10-K for the period ended June 30, 2011 and elsewhere in this quarterly report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q.

Except as otherwise specified, references to “Full Circle Capital,” “the Company,” “we,” “us” and “our” refer to Full Circle Capital Corporation.

The following analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto contained elsewhere in this quarterly report on Form 10-Q.

Overview

We are an externally managed non-diversified closed-end management investment company formed in April 2010, and have elected to be treated as a business development company under the 1940 Act. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We are managed by Full Circle Advisors, and Full Circle Service Company provides the administrative services necessary for us to operate.

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

Warrants

The Company’s Board of Directors ascribes value to warrants based on fair value analyses that may include discounted cash flow analyses, option pricing models, comparable analyses and other techniques as deemed appropriate.

Fair Value

The Company’s assets measured at fair value on a recurring basis subject to the disclosure of ASC Topic 820 at December 31, 2011 and June 30, 2011, respectively:

As of December, 2011 (Unaudited)

	Level 1	Level 2	Level 3	Total
Assets

Senior and Subordinated Loans, at fair value	$-	$-	$62,957,381	$62,957,381

US Treasury Securities, at fair value	32,499,971	-	-	32,499,971

Investments in private companies, at fair value	-	-	1,661,959	1,661,959

Investments in securities, at fair value	-	-	15,197	15,197
	$32,499,971	$-	$64,634,537	$97,134,508

As of June 30, 2011 (Audited)

	Level 1	Level 2	Level 3	Total
Assets

Senior and Subordinated Loans, at fair value	$-	$-	$55,537,458	$55,537,458

US Treasury Securities, at fair value	25,999,714	-	-	25,999,714

Investments in private companies, at fair value	-	-	1,197,384	1,197,384

Investments in securities, at fair value	-	-	59,561	59,561
	$25,999,714	$-	$56,794,403	$82,794,117

During the six months ended December 31, 2011 and the year ended June 30, 2011, there were no transfers in or out of levels.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurements (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. We do not expect the adoption of ASU 2011-04 to have a significant impact on our financial condition and results of operations.

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

Time Period	Acquisitions (1) (dollars in millions)	Dispositions (2) (dollars in millions)		Weighted Average Interest Rate of Portfolio at End of Period
Legacy Portfolio Acquisition (August 31, 2010)	$72.3	$	N/A	12.10%
August 31, 2010 through September 30, 2010	0.4		1.4	12.16%
October 1, 2010 through December 31, 2010	3.7		10.1	12.09%
January 1, 2011 through March 31, 2011	4.0		19.9	12.39%
April 1, 2011 through June 30, 2011	9.6		1.2	12.68%
July 1, 2011 through September 30, 2011	27.7		15.9	12.89%
October 1, 2011 through December 31, 2011	5.9		9.4	13.04%
Since inception	$123.6		$57.9	N/A

(1)	Includes new deals, additional fundings, refinancings and payment in kind “PIK” interest
(2)	Includes scheduled principal payments, prepayments and repayments

The primary investment activity for the six months ended December 31, 2010, was the purchase of the Legacy Portfolio on August 31, 2010 which coincided with the commencement of operations on that date. The investments included in the Legacy Portfolio had a collective fair value of approximately $72.3 million as of June 30, 2010, as determined by our Board of Directors.

The primary investment activity for the six months ended December 31, 2011, was the origination of the following loan facilities:

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

.

Additionally, the Company received proceeds, including sales proceeds and prepayments, during the six months ended December 31, 2011 related to the following companies:

•	On August 15, 2011, VaultLogix, LLC pre-paid, at par, its loan from the Company, remitting a total of $5,023,333 to the Company for outstanding principal and interest.
•	On September 1, 2011, West World Media, LLC pre-paid, at par, its loan from the Company, remitting a total of $6,992,171 to the Company for outstanding principal, interest and fees.
•	On November 30, 2011, the Company sold participations in Coast Plating, Inc.’s Term A and Term B loans to a third party for an aggregate of $3,500,000, which represented par value for the loans sold.
•	In December 2011, the Company received a principal prepayment of $964,276 from The Selling Source, LLC based upon the borrower's cash flow, as defined in their loan documents.

The following is a reconciliation of the investment portfolio for the six months ended December 31, 2011, and for the year ended June 30, 2011:

	Six Months Ended December 31, 2011	Year Ended June 30, 2011
Beginning Investment Portfolio	$82,794,117	$-
Portfolio Investments Acquired	33,558,262	17,468,968
Portfolio Investments Acquired in the Initial Public Offering	-	72,280,294
Treasury and Money Market Purchases	67,500,511	120,295,651
Amortization of fixed income premiums and discounts	291,351	835,861
Portfolio Investments Repaid	(25,288,194)	(32,588,630)
Sales of Treasury and Money Market securities	(60,999,273)	(94,292,528)
Payment in Kind	68,842	246,566
Net Unrealized Depreciation	(917,680)	(1,796,547)
Net Realized Gains	126,572	344,482
Ending Investment Portfolio	$97,134,508	$82,794,117

During the six months ended December 31, 2011, we recorded net unrealized depreciation of $917,680. This consisted of $1,020,707 of net unrealized depreciation on debt investments offset by $103,027 of net unrealized appreciation on equity investments.

On February 17, 2011, the Company placed Bloomingdale Partners, LP in default on its loan.  On March 31, 2011 the assets of Bloomingdale Partners, LP were transferred to Texas Westchester Financial, LLC, and the Company forgave its loan in exchange for a controlling interest in Texas Westchester Financial, LLC. Accordingly, the Company has acquired a Control Investment in Texas Westchester Financial, LLC through the Company’s ownership of LLC units therein.  The Company’s Board of Directors determined that the value of this investment should be written down, resulting in a $815,668 unrealized loss for the year ended June 30, 2011, which is included above in net unrealized depreciation for the year ended June 30, 2011.

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2011, and June 30, 2011, excluding United States Treasury Bills of approximately $32.5 million and $26.0 million, respectively:

	December 31, 2011 (Unaudited)		June 30, 2011 (Audited)
	Investments at		Investments at
	Fair Value (dollars in millions)	Percentage of Total Portfolio	Fair Value (dollars in millions)	Percentage of Total Portfolio
Senior Secured Loans	$59.5	92.1%	$52.0	91.7%
Subordinated Secured Loans	3.4	5.3	3.5	6.1
Limited Liability Company Interests	1.7	2.6	1.2	2.1
Warrants	-	-	0.1	0.1
Total	$64.6	100.0%	$56.8	100.0%

At December 31, 2011, the fourteen borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 63% (i.e., each $63 of loan value outstanding is secured by $100 of collateral value).

At June 30, 2011, the twelve borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 55% (i.e., each $55 of loan value outstanding is secured by $100 of collateral value).

The following table shows the fair value of our portfolio of investments by industry, as of December 31, 2011, and June 30, 2011, excluding United States Treasury Bills of approximately $32.5 million and $26.0 million, respectively:

	December 31, 2011 (Unaudited)		June 30, 2011 (Audited)
	Investments at		Investments at
	Fair Value (dollars in millions)	Percentage of Total Portfolio	Fair Value (dollars in millions)	Percentage of Total Portfolio
Cable TV/Broadband Services	$17.6	27.2%	$17.3	30.5%
Consumer Financing	6.7	10.4	0.8	1.5
Munitions	6.4	9.9	-	-
Radio Broadcasting	6.4	9.8	6.3	11.1
Aerospace Parts Plating and Finishing	5.0	7.7	-	-
Information and Data Services	4.8	7.5	12.5	21.9
Industrial Metal Treatings	3.9	6.1	3.9	6.9
Equipment Rental Services	3.6	5.5	3.7	6.5
Medical Transcription Services	3.2	5.0	-	-
Healthcare Services	2.5	3.9	2.5	4.4
Outdoor Advertising Services	2.0	3.1	2.1	3.7
Asset Recovery Services	2.0	3.1	2.1	3.7
Beverages	0.5	0.8	0.5	0.9
Information Retrieval Services	-	-	5.1	8.9
Total	$64.6	100.0%	$56.8	100.0%

Portfolio Grading

We have adopted a credit grading system to monitor the quality of our debt investment portfolio, excluding United States Treasury Bills of approximately $32.5 million. As of December 31, 2011, our portfolio had a weighted average grade of 3.22, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded. This was a decline of 0.11 from the weighted average grade of 3.11 at June 30, 2011, which was based upon the fair value of the debt investments in the portfolio:

At December 31, 2011, our debt investment portfolio was graded as follows:

	December 31, 2011
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit)	$-	0.00%

2	The portfolio company is performing above expectations and the risk profile is generally favorable	6,766,081	10.47

3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3	35,691,541	55.22

4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable	20,499,760	31.72

5	The investment is performing well below expectations and is not anticipated to be repaid in full	-	0.00

		$62,957,382	97.41%

At June 30, 2011, our debt investment portfolio was graded as follows:

	June 30, 2011
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit)	$-	0.00%

2	The portfolio company is performing above expectations and the risk profile is generally favorable	5,330,357	9.39

3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3	37,438,090	65.92

4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable	12,769,011	22.48

5	The investment is performing well below expectations and is not anticipated to be repaid in full	-	0.00

		$55,537,458	97.79%

We expect that a portion of our investments will be in grades 4 or 5 from time to time, and, as such, we will be required to work with portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 4 or 5 may fluctuate from period to period.

Results of Operations

Comparison of the three months ended December 31, 2011 and 2010

Total Investment Income

Total investment income includes interest and dividend income on our investments and other income, which is comprised entirely of fee income for the three months ended December 31, 2011. Fee income consists principally of administrative fees, prepayment fees, structuring fees and unused line fees.

Total investment income for the three months ended December 31, 2011, was $2,398,665. This amount consisted of $2,331,850 of interest income from portfolio investments (which included no PIK interest), $1,823 of dividend income and $64,992 of fee income. Dividend income was solely earned from our investment in The Finance Company, LLC.

Total investment income for the three months ended December 31, 2010, was $2,678,197. This amount consisted of $2,331,740 of interest income from portfolio investments (which included $79,871 of PIK interest), $153,333 of dividend income and $193,124 of fee income.

The decrease in dividend income for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 was primarily due to the redemption of the Company’s previous investment in First Capital Lotus Asset-Based Loan Fund I, LP in December 2010. The decrease in PIK interest for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 is primarily attributable to the fact that the Company received a prepayment from West World Media, LLC and ceased generating PIK interest from any of its portfolio investments. The decrease in fee income for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 was primarily a result of fewer prepayment, administration and other fees during the quarter ended December 31, 2011.

Expenses

Gross and net operating expenses for the three months ended December 31, 2011, were $1,300,025.

Gross operating expenses for the three months ended December 31, 2010, were $1,330,150.  Net operating expenses (offset by the waived portion of the base management fee and the accrual for waiver of operating expenses) for the three months ended December 31, 2010, were $1,183,072.

The increase in our net operating expenses for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 is primarily due to the operating expense waiver expiring on September 30, 2011.

Net Investment Income (Loss)

Net investment income for the three months ended December 31, 2011, was $1,098,640. Net investment income per share was $0.18 for the period.

Net investment income for the three months ended December 31, 2010, was $1,495,125. Net investment income per share was $0.24 for the period.

The decrease in net investment income for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 was primarily due to the increase in net operating expenses and the decrease in other income.

Realized Gain (Loss) on Investments

Realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. During the three months ended December 31, 2011, we recorded a realized gain of $766. Realized gain per share for the period was $0.00.

During the three months ended December 31, 2010, we recorded a realized gain of $86,574. Of this gain, $66,980 was associated with the partial repayment of the loan to Georgia Outdoor Advertising, LLC representing approximately $1,555,000 of their outstanding loan at par on November 1, 2010 following the successful divestiture of a portion of their assets.  Realized gain per share was $0.02 for the period.

The decrease in realized gains for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 was primarily due to the partial repayment of Georgia Outdoor Advertising, LLC.

Change in Unrealized Gain (Loss) on Investments

Change in unrealized gain (loss) on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Change in unrealized gain (loss) on investments per share was $0.14 for the three months ended December 31, 2011. During the three months ended December 31, 2011, we recorded net unrealized depreciation of $846,865. This consisted of $757,404 of net unrealized depreciation on debt investments and $89,461 of net unrealized depreciation on equity investments.

Change in unrealized gain (loss) on investments per share was $0.04 for the three months ended December 31, 2010. During the three months ended December 31, 2010, we recorded net unrealized depreciation of $224,281. This consisted of $208,380 of net unrealized appreciation on debt investments and $15,901 of net unrealized depreciation on equity investments.

The movement in change in unrealized gain (loss) on investments for the three months ended December 31, 2011 as compared to the three months ended December 31, 2010 was primarily due to the decrease in fair value of one of the Company’s debt investments.

Comparison of the six months ended December 31, 2011 and 2010

Full Circle Capital commenced operations on August 31, 2010, so the results for the six months ended December 31, 2010, reflect approximately four months of operations subsequent to the completion of the Full Circle Portfolio Acquisition.

Total Investment Income

Total investment income includes interest and dividend income on our investments and other income, which is comprised entirely of fee income for the six months ended December 31, 2011. Fee income consists principally of administrative fees, prepayment fees, structuring fees and unused line fees.

Total investment income for the six months ended December 31, 2011, was $4,956,908. This amount consisted of $4,419,550 of interest income from portfolio investments (which included $68,482 of PIK interest), $1,823 of dividend income and $535,535 of fee income.

Total investment income for the six months ended December 31, 2010, was $3,545,779. This amount consisted of $3,133,944 of interest income from portfolio investments (which included $106,122 of PIK interest), $210,833 of dividend income and $201,002 of fee income.

The decrease in dividend income for the six months ended December 31, 2011 as compared to the six months ended December 31, 2010 was primarily due to the redemption of the Company’s previous investment in First Capital Lotus Asset-Based Loan Fund I, LP in December 2010. The decrease in PIK interest for the six months ended December 31, 2011 as compared to the six months ended December 31, 2010 is primarily attributable to the fact that the Company received a prepayment from West World Media, LLC and ceased generating PIK interest from any of its portfolio investments. The increase in fee income for the six months ended December 31, 2011 as compared to the six months ended December 31, 2010 was primarily a result of additional originations resulting in structuring fees recognized during the six months ended December 31, 2011.

Expenses

Gross operating expenses for the six months ended December 31, 2011, were $2,627,718.  Net operating expenses (offset by the waived portion of the base management fee and the accrual for the expense reimbursement) for the six months ended December 31, 2011, were $2,313,926.

Gross operating expenses for the six months ended December 31, 2010, were $1,985,559.  Net operating expenses (offset by the waived portion of the base management fee and the accrual for waiver of operating expenses) for the six months ended December 31, 2010, were $1,743,871.

The decrease in our net operating expenses for the six months ended December 31, 2011 as compared to the six months ended December 31, 2010 is primarily due to the Company’s operations commencing on August 31, 2011. As the company commenced operations on August 31, 2010, the expenses for the six months ended December 31, 2010, represent approximately four months of operations, except for organizational expenses of $178,979, which were incurred over the six months ended December 31, 2010, and operating expenses of $18,465, which were incurred in the months of July and August 2010.

Net Investment Income (Loss)

Net investment income for the six months ended December 31, 2011, was $2,642,982. Net investment income per share was $0.43 for the period.

As the company commenced operations on August 31, 2010, the net investment income of $1,801,908 for the six months ended December 31, 2010, represents approximately four months of operations, except for organizational expenses of $178,979, which were incurred over the six months ended December 31, 2010, and operating expenses of $18,465, which were incurred in the months of July and August.  Organizational expenses are not expected to reoccur.  Net investment income per share was $0.30 for the time period from August 31, 2010 to December 31, 2010.  The decrease in our net investment income for the six months ended December 31, 2011 as compared to the six months ended December 31, 2010 is primarily due to the Company’s operations commencing on August 31, 2011.

Realized Gain (Loss) on Investments

Realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. During the six months ended December 31, 2011, we recorded a realized gain of $126,572 primarily in connection with the repayment of a portion of our interests in West World Media, LLC. Realized gain per share for the period was $0.02.

During the six months ended December 31, 2010, we recorded a realized gain in the amount of $92,637. Of this gain, $66,980 was associated with the partial repayment of the loan to Georgia Outdoor Advertising, LLC representing approximately $1,555,000 of their outstanding loan at par on November 1, 2010 following the successful divestiture of a portion of their assets.  Realized gain per share for the period from August 31, 2010 to December 31, 2010 was $0.02.

Change in Unrealized Gain (Loss) on Investments

Change in unrealized gain (loss) on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. Change in unrealized gain (loss) on investments per share was $(0.15) for the six months ended December 31, 2011.

During the six months ended December 31, 2011, we recorded net unrealized depreciation of $917,680. This consisted of $1,020,707 of net unrealized depreciation on debt investments offset by $103,027 of net unrealized appreciation on equity investments.

Change in unrealized gain (loss) on investments per share was $0.06 for the time period from August 31, 2010 to December 31, 2010. During the six months ended December 31, 2010, we recorded net unrealized depreciation of $330,135. This consisted of $11,238 of net unrealized depreciation on debt investments and $318,897 of net unrealized depreciation on equity investments recognized between the commencement of operations on August 31, 2010 and December 31, 2010.

The movement in Change in unrealized gain (loss) on investments for the six months ended December 31, 2011 as compared to the six months ended December 31, 2010 was primarily due to the decrease in fair value of one of the Company’s debt investments.

Liquidity and Capital Resources

At December 31, 2011, we had investments in debt securities of fourteen companies, totaling approximately $62.9 million, and equity investments in eight companies, totaling approximately $1.7 million.

Cash used in operating activities for the six months ended December 31, 2011, consisting primarily of purchases, sales and repayments of investments and the items described in "Results of Operations," was approximately $7.7 million, reflecting the purchases and repayments of investments, income resulting from operations, offset by non-cash income related to PIK interest and OID income, changes in working capital and accrued interest receivable. Net cash provided by purchases and sales of investments was approximately $3.5 million, reflecting net additional investments in existing securities of $5.9 million, offset by principal repayments of $9.4 million.  Such amounts are not inclusive of our purchase of United States Treasury Bills or Money Market Funds.

Immediately prior to the Full Circle Portfolio Acquisition, Full Circle Capital entered into the Credit Facility, a secured revolving credit facility with First Capital. The facility size is $35 million and, as amended, will expire on July 31, 2012. Under the agreement, base rate borrowings bear interest at LIBOR plus 5.50%. As of December 31, 2011, we had $10.7 million outstanding borrowings under the Credit Facility.

As of December 31, 2011, we had Distribution Notes outstanding of approximately $3.4 million. These senior unsecured notes bear interest at a rate of 8% per annum, payable quarterly in cash, and mature on February 28, 2014.

As of December 31, 2011, we held approximately $1.3 million in cash and did not have any cash equivalents in our investment portfolio.

As a business development company, we generally have an ongoing need to raise additional capital for investment purposes. As a result, we expect, from time to time, to access the debt and equity markets when we believe it is necessary and appropriate to do so. In this regard, we are currently exploring various options for obtaining additional debt or equity capital for investments. This may include replacing or further extending our Credit Facility, or the issuance of additional shares of our common stock, possibly at prices below our then current net asset value per share pursuant to a proposal, approved by our stockholders at our December 2011 annual meeting of stockholders, authorizing us to sell shares of our common stock below its then current net asset value per share in one or more offerings for a period of one year ending on December 21, 2012. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. If we are unable to obtain leverage or raise equity capital on terms that are acceptable to us, our ability to grow our portfolio will be substantially impacted.

Contractual Obligations

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility (1)	$10.7	$10.7	$—	$—	$—

Distribution Notes	3.4	—	3.4	—	—

Total	$14.1	$10.7	$3.4	$—	$—

(1) At December 31, 2011, $24.3 million remained unused under the Credit Facility.

In addition to the contractual obligations set forth above, we have certain obligations with respect to the investment advisory and administration services we receive. See “Overview”. We incurred approximately $1,232,926 for investment advisory services and $448,674 for administrative services for the six months ended December 31, 2011.

As of December 31, 2011, we had approximately $6.6 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Borrowings

Secured Revolving Credit Facility.   Immediately prior to the Full Circle Portfolio Acquisition, Full Circle Capital entered into the Credit Facility, a secured revolving credit facility with First Capital. The facility size is $35 million and will expire in July 2012. Under the agreement, base rate borrowings bear interest at LIBOR plus 5.50%. The Credit Facility is secured by all of our assets. Under the Credit Facility we are required to satisfy several financial covenants, including maintaining a minimum level of Net Assets, a maximum level of leverage and minimum asset coverage and interest coverage ratios. In addition, we are required to comply with other general covenants, including with respect to indebtedness, liens, restricted payments and mergers and consolidations.

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

Date Declared	Record Date	Payment Date	Amount

Fiscal 2011
July 21, 2010	September 30, 2010	October 15, 2010	$0.076	(1)
November 5, 2010	December 31, 2010	January 14, 2011	0.225
February 4, 2011	March 31, 2011	April 15, 2011	0.225
May 6, 2011	June 30, 2011	July 15, 2011	0.225
Total (2011)			$0.751

Fiscal 2012
June 28, 2011	July 29, 2011	August 15, 2011	$0.075	(2)
June 28, 2011	August 31, 2011	September 15, 2011	0.075
June 28, 2011	September 30, 2011	October 14, 2011	0.075
September 8, 2011	October 31, 2011	November 15, 2011	0.077
September 8, 2011	November 30, 2011	December 15, 2011	0.077
September 8, 2011	December 30, 2011	January 13, 2012	0.077
November 7, 2011	January 31, 2012	February 15, 2012	0.077
November 7, 2011	February 29, 2012	March 15, 2012	0.077
November 7, 2011	March 30, 2012	April 13, 2012	0.077
February 3, 2012	April 30, 2012	May 15, 2012	0.077
February 3, 2012	May 31, 2012	June 15, 2012	0.077
February 3, 2012	June 29, 2012	July 13, 2012	0.077
Total (2012 to date)			$0.918

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

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Investment Advisory Agreement with Full Circle Advisors. John E. Stuart, our Chief Executive Officer and President, is the manager of, and has financial and controlling interests in, Full Circle Advisors.

•	We have entered into the Administration Agreement with Full Circle Service Company. Pursuant to the terms of the Administration Agreement, Full Circle Service Company provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. Mr. Stuart, our Chief Executive Officer and President, is the managing member of, and has financial and controlling interests in, Full Circle Service Company.

•	We have entered into a license agreement with Full Circle Advisors, pursuant to which Full Circle Advisors has agreed to grant us a non-exclusive, royalty-free license to use the name “Full Circle.”

•	Our Chief Financial Officer, Treasurer and Secretary, William E. Vastardis, is the President of Vastardis Fund Services LLC. Full Circle Service Company has engaged Vastardis Fund Services to provide certain administrative services to us. For the three months ended and the six months ended December 31, 2011, Vastardis Fund services was paid $78,115 and $156,229, respectively, for services provided under the Administration Agreement and $62,500 and $100,000, respectively, for the services of Mr. Vastardis as the Chief Financial Officer.

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

Recent Developments

Dividend

On February 3, 2012, the Board of Directors declared monthly dividends of $0.077, $0.077 and $0.077 per share payable on May 15, 2012 for holders of record at April 30, 2012, June 15, 2012 for holders of record at May 31, 2012 and July 13, 2012 for holders of record at June 29, 2012, respectively.

Recent Portfolio Activity

Subsequent to December 31, 2011, the Company extended the loan to Iron City Brewing, LLC through February 3, 2012. On January 31, 2012, Iron City Brewing, LLC paid off the entirety of its loan to the Company at par.

On January 19, 2012, Equisearch Acquisition, Inc. (“Equisearch”) filed for protection under Chapter 7 of the U.S. Bankruptcy Code.  At that date, the Company had an investment in Equisearch of $2,580,201 through a first lien, senior secured loan facility.  At December 31, 2011 the fair value of our investment in Equisearch was $1,989,892. The Company is currently pursuing full recovery under its first priority lien on the assets of the business, and is awaiting information regarding the proceedings in order to make a judgment regarding the economic outcome and related impact to the Company.  There can be no assurance regarding what amount the Company may recover.

Line of Credit

On January 27, 2011, the Company extended the Credit Facility with First Capital through July 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2011, two debt investments in our portfolio were at a fixed rate, and the remaining 20 debt investments were at variable rates, representing approximately $5.5 million and $57.4 million in principal debt, respectively. A portion of our floating rate debt instruments are currently at their floor interest rate.  The variable rates are based upon the Prime rate or LIBOR.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1% increase in the underlying Prime rate or LIBOR, and no other change in our portfolio as of December 31, 2011. We have also assumed $10.7 million of outstanding borrowings, with no outstanding borrowings having a floating rate based upon LIBOR. Under this analysis, net investment income would increase by approximately $0.3 million annually. If we had instead assumed a 1% decrease in the underlying Prime rate or LIBOR, net investment income would decrease correspondingly by approximately $0.2 million annually. Although management believes that this analysis is indicative of our existing interest rate sensitivity at December 31, 2011, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

As of December 31, 2011, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended December 31, 2011 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of equity securities during the three months ended December 31, 2011.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Reserved

[Intentionally left blank]

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement**
3.2	Bylaws*
4.1	Form of Common Stock Certificate*
4.2	Form of Note Agreement for Senior Unsecured Notes*
4.3	Form of Senior Unsecured Note*
10.1	Form of Dividend Reinvestment Plan*
10.2	Form of Second Amended and Restated Loan and Security Agreement by and between the Registrant and FCC, LLC d/b/a First Capital**
10.3	Investment Advisory Agreement by and between Registrant and Full Circle Advisors, LLC*
10.4	Administration Agreement by and between Registrant and Full Circle Service Company, LLC*
10.5	Form of Indemnification Agreement by and between Registrant and each of its directors*
10.6	Trademark License Agreement by and between Registrant and Full Circle Advisors, LLC*
10.7	Form of Purchase and Sale Agreement by and between Registrant, Full Circle Partners, LP, Full Circle Fund, Ltd., Full Circle Offshore, LLC, and FCC, LLC d/b/a First Capital**
10.8	First Amendment to the Second Amended and Restated Loan and Security Agreement by and between the Registrant and FCC, LLC d/b/a First Capital***
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Previously filed in connection with Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-166302) filed on August 5, 2010.
**	Previously filed in connection with Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File No. 333-166302) filed on August 26, 2010.
***	Previously filed in connection with Registrant’s current report on Form 8-K (File No. 814-000809) filed on January 27, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL CIRCLE CAPITAL CORPORATION

Date: February 9, 2012	By:	/s/ John E. Stuart
John E. Stuart, Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 9, 2012	By:	/s/ William E. Vastardis
William E. Vastardis, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

