Form 10-Q
period 2012-03-31
Full Circle Capital Corp
filed 2012-05-10
CIK 1490013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of May 10, 2012 was 6,219,382.

FULL CIRCLE CAPITAL CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Assets and Liabilities as of March 31, 2012 and June 30, 2011	3

	Consolidated Statements of Operations for the three and nine months ended March 31, 2012 and March 31, 2011	4

	Consolidated Statements of Changes in Net Assets for the nine months ended March 31, 2012 and March 31, 2011	5

	Consolidated Statements of Cash Flows for the nine months ended March 31, 2012 and March 31, 2011	6

	Consolidated Schedule of Investments as of March 31, 2012	7

	Consolidated Schedule of Investments as of June 30, 2011	11

	Notes to Consolidated Financial Statements as of March 31, 2012	14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

	Forward-Looking Statements	28

	Overview	28

	Critical Accounting Policies	29

	Current Market Conditions and Market Opportunity	32

	Portfolio Composition and Investment Activity	33

	Results of Operations	36

	Liquidity and Capital Resources	39

	Recent Developments	42

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Mine Safety Disclosures	43

Item 5.	Other Information	43

Item 6.	Exhibits	44

SIGNATURES		44

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

 FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

		March 31, 2012	June 30, 2011
		(Unaudited)	(Audited)
Assets
Control Investments at Fair Value (Cost of $7,383,672 and $1,658,552, respectively)	(NOTE 2, 10)	$7,426,135	$842,884
Affiliate Investments at Fair Value (Cost of $430,500 and $7,174,348, respectively)	(NOTE 2, 10)	216,964	7,112,992
Non-Control/Non-Affiliate Investments at Fair Value (Cost of $90,625,968 and $75,757,764, respectively)	(NOTE 2, 10)	88,487,587	74,838,241
Total Investments at Fair Value (Cost of $98,440,140 and $84,590,664, respectively)		96,130,686	82,794,117

Cash		2,862,163	2,065,943
Deposit with Broker		3,050,000	2,657,859
Interest Receivable	(NOTE 2)	880,969	680,527
Principal Receivable		488,821	-
Dividends Receivable		47,306	-
Other Receivable		3,622	-
Prepaid Expenses		83,817	33,642
Other Current Assets		23,931	212,961
Deferred Offering Expenses		23,237	-
Deferred Credit Facility Fees		50,000	50,000
Total Assets		103,644,552	88,495,049

Liabilities
Due to Affiliate	(NOTE 5)	569,508	592,418
Accounts Payable		37,157	116,289
Accrued Liabilities		43,256	73,228
Due to Broker		30,000,050	25,999,632
Dividends Payable		478,892	1,399,361
Interest Payable		101,080	23,361
Other Current Liabilities		1,035,880	412,171
Line of Credit	(NOTE 8)	12,397,168	-
Distribution Notes	(NOTE 8)	3,404,583	3,404,583
Total Liabilities		48,067,574	32,021,043

Net Assets		$55,576,978	$56,474,006
Components of Net Assets
Common Stock, par value $0.01 per share
(100,000,000 authorized; 6,219,382 issued
and outstanding)		$62,194	$62,194
Paid-in Capital in Excess of Par		58,202,422	58,204,411
Distributions in Excess of Net Investment Income		(505,223)	(340,534)
Accumulated Net Realized Gains		127,039	344,482
Accumulated Net Unrealized Losses		(2,309,454)	(1,796,547)
Net Assets		$55,576,978	$56,474,006
Net Asset Value Per Share		$8.94	$9.08

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended March 31,		Nine Months Ended March 31,
		2012	2011[1]	2012	2011[1]
Investment Income
Interest Income		$1,940,034	$1,492,929	$5,870,076	$4,295,839
Interest Income from Affiliate Investments		-	441,640	234,864	772,674
Interest Income from Control Investments		228,456	-	483,100	-
Dividend Income		-	2,092	-	2,092
Dividend Income from Affiliate Investments		-	-	-	210,833
Dividend Income from Control Investments		55,393	-	57,216	-
Other Income	(NOTE 2)	138,688	307,689	515,137	508,691
Other Income from Affiliate Investments	(NOTE 2)	-	61,073	54,086	61,073
Other Income from Control Investments	(NOTE 2)	26,389	-	131,389	-
Total Investment Income		2,388,960	2,305,423	7,345,868	5,851,202

Operating Expenses
Management Fee	(NOTE 5)	291,919	250,194	878,569	661,607
Incentive Fee	(NOTE 5)	277,588	348,612	923,864	836,074
Total Advisory Fees		569,507	598,806	1,802,433	1,497,681

Allocation of Overhead Expenses	(NOTE 5)	89,211	90,270	264,103	210,630
Sub-Administration Fees	(NOTE 5)	78,114	78,115	234,343	182,267
Officers’ Compensation	(NOTE 5)	74,800	32,361	192,353	75,472
Total Costs Incurred Under Administration Agreement		242,125	200,746	690,799	468,369

Directors’ Fees		32,125	30,625	86,375	85,857
Interest Expenses	(NOTE 8)	211,491	83,365	578,456	413,884
Professional Services Expense		121,301	89,080	435,980	209,205
Bank Fees		2,774	12,866	9,740	29,756
Other		91,063	102,127	294,321	219,443
Organizational Expenses	(NOTE 2)	-	-	-	178,979
Total Gross Operating Expenses		1,270,386	1,117,615	3,898,104	3,103,174

Management Fee Waiver and Expense Reimbursement	(NOTE 5)	-	(173,827)	(313,792)	(415,515)
Total Net Operating Expenses		1,270,386	943,788	3,584,312	2,687,659

Net Investment Income		1,118,574	1,361,635	3,761,556	3,163,543
Net Change in Unrealized Gain (Loss) on Investments		404,773	(1,051,141)	(512,907)	(1,381,276)
Realized Gain on Investments		467	251,780	127,039	344,417
Net Increase in Net Assets Resulting from Operations		$1,523,814	$562,274	$3,375,688	$2,126,684

Net increase in net assets resulting from operations per common share	(NOTE 4)	$0.25	$0.09	$0.54	$0.44
Net investment income per common share		$0.18	$0.22	$0.61	$0.66
Weighted average shares of common stock outstanding		6,219,382	6,215,047	6,219,382	4,820,864

1         Certain amounts have been reclassified to conform to the current period’s presentation

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	Nine months ended March 31, 2012	Nine months ended March 31, 2011
Increase (Decrease) in Net Assets Resulting from Operations:
Net Investment Income	$3,761,556	$3,163,543
Net Change in Unrealized Loss on Investments	(512,907)	(1,381,276)
Realized Gain on Investments	127,039	344,417

Net Increase in Net Assets Resulting from Operations	3,375,688	2,126,684

Dividends to Shareholders	(4,272,716)	(3,263,007)

Capital Share Transactions:
Issuance of Common Stock	-	59,317,172
Less Offering Costs and Underwriting Fees	-	(1,052,067)

Net Increase in Net Assets Resulting from Capital Share Transactions	-	58,265,105

Total Increase (Decrease) in Net Assets	(897,028)	57,128,782
Net Assets at Beginning of Period	56,474,006	(11,045)

Net Assets at End of Period	$55,576,978	$57,117,737

Capital Share Activity:
Shares Issued	-	6,219,282
Shares Outstanding at Beginning of Period	6,219,382	100

Shares Outstanding at End of Period	6,219,382	6,219,382

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

		Nine months ended March 31, 2012	Nine months ended March 31, 2011
Cash Flows from Operating Activities:
Net Increase in Net Assets Resulting from Operations		$3,375,688	$2,126,684
Adjustments to Reconcile Net Increase in Net Assets Resulting from
Operations to Net Cash Provided by (Used in) Operating Activities
Purchases of Investments		(137,831,493)	(101,177,673)
Proceeds from Sale or Refinancing of Investments		124,518,317	86,400,367
Realized Gain on Investments		(127,039)	(344,417)
Net change in Unrealized Loss on Investments		512,907	1,381,276
Amortization of Discount		(409,261)	(599,607)
Change in Operating Assets and Liabilities
Deposit with Broker		(392,141)	(2,227,889)
Interest Receivable		(200,442)	(2,255)
Principal Receivable		(488,821)	-
Dividends Receivable		(47,306)	-
Dividends Purchased		-	142,650
Due from Affiliates		-	(321,000)
Other Receivable		(3,622)	-
Prepaid Expenses		(50,175)	(90,054)
Other Current Assets		189,030	(94,947)
Deferred Credit Facility Fees		-	(50,000)
Due to Affiliate		(22,910)	645,543
Accounts Payable		(79,132)	59,624
Accrued Liabilities		(29,972)	79,890
Due to Broker		4,000,418	26,999,595
Interest Payable		77,719	25,157
Other Current Liabilities		623,709	151,561
Accrued Organizational Expenses		-	(51,281)

Net Cash Provided by (Used in) Operating Activities		(6,384,526)	13,053,224

Cash Flows from Financing Activities:
Borrowings Under Credit Facility		56,491,598	31,668,590
Payments Under Credit Facility		(44,094,430)	(59,144,575)
Dividends Paid to Shareholders		(5,193,185)	(1,622,040)
Deferred Offering Expenses		(23,237)	-
Accrued Offering Expenses		-	(579,196)
Proceeds From Shares Issued, Net of Underwriting Fees		-	16,649,993

Net Cash Provided by (Used in) Financing Activities		7,180,746	(13,027,228)

Total Increase in Cash		796,220	25,996
Cash Balance at Beginning of Period		2,065,943	1,455
Cash Balance at End of Period		$2,862,163	$27,451

Supplemental Disclosure of Non-Cash Financing Activity:
Assets Purchased for Shares	(NOTE 6)	$-	$73,306,379
Debt Issued to Purchase Shares	(NOTE 6)	$-	$(30,880,815)
Dividends Declared, Not Yet Paid		$478,892	$1,399,361
27,867 Shares Issued in Connection with Dividend Reinvestment Plan		$-	$241,606

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest		$501,282	$388,727

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2012 (Unaudited)

Description [1,2]	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value

Attention Transit Advertising Systems, LLC	Outdoor
Senior Secured Loan, 14.50%, 11/1/2012	Advertising Services	$2,099,183	$2,078,432	$2,019,414	3.63%

Background Images, Inc.	Equipment
Senior Secured Loan – Term A, 14.75%, 6/28/2014	Rental Services	$2,185,000	2,154,523	2,189,807	3.94%
Senior Secured Loan – Term B, 16.50%, 6/28/2014		$1,235,000	1,217,641	1,246,856	2.24%
Totals			3,372,164	3,436,663	6.18%

Blackstrap Broadcasting, LLC	Radio
Senior Secured Loan, 5.25%, 9/25/2012	Broadcasting	$3,000,000	2,918,139	2,938,500	5.29%
Subordinated Secured Loan, 16.00%, 9/25/2012		$3,500,000	3,491,589	3,482,150	6.27%
Totals			6,409,728	6,420,650	11.56%

Coast Plating, Inc.	Aerospace
Senior Secured Loan – Term A, 11.75%, 9/13/2014	Parts Plating and Finishing	$1,450,000	1,446,547	1,455,800	2.62%
Senior Secured Loan – Term B, 13.25%, 9/13/2014		$3,550,000	3,536,501	3,501,483	6.30%
Totals			4,983,048	4,957,283	8.92%

CSL Operating, LLC	Industrial
Senior Secured Loan – Term A, 11.75%, 5/11/2014	Metal Treatings	$2,000,000	1,992,565	1,954,933	3.52%
Senior Secured Loan – Term B, 11.75%, 5/11/2014		$2,000,000	1,992,565	1,939,533	3.49%
Totals			3,985,130	3,894,466	7.01%

Equisearch Acquisition, Inc.	Asset
Senior Secured Loan, 14.00%, 5/31/2012^	Recovery Services	$2,580,201	2,580,201	1,989,892	3.58%
Warrants for 47.9056 shares (at a $0.01 strike price), expire 1/31/2016^		48	225,000	-	-%
Totals			2,805,201	1,989,892	3.58%

European Evaluators, LLC [3]	Art
Senior Secured Loan, 12.00%, 8/29/2012	Dealers	$615,000	613,067	613,067	1.10%

iMedX, Inc.	Medical
Senior Secured Revolving Loan, 10.10%, 9/19/2014	Transcription Services	$976,838	971,933	976,838	1.76%
Senior Secured Loan – Term A, 16.00%, 9/19/2014		$2,900,000	2,868,375	2,912,180	5.24%
Totals			3,840,308	3,889,018	7.00%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

March 31, 2012 (Unaudited)

Description [1,2]	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value

MDU Communications (USA) Inc.	Cable TV
Senior Secured Loan - Tranche A, 11.85%, 6/30/2013	Broadband Services	$5,000,000	$5,000,000	$4,883,667	8.79%
Senior Secured Loan - Tranche C, 9.75%, 6/30/2013		$250,000	250,000	239,517	0.43%
Senior Secured Loan - Tranche D, 8.75%, 6/30/2013		$1,480,000	1,480,000	1,388,043	2.50%
Warrants for 37,500 shares (at a $6.00 strike price), expire 6/30/2013^		37,500	298	710	-%
Totals			6,730,298	6,511,937	11.72%

ProGrade Ammo Group LLC	Munitions
Senior Secured Revolving Loan, 9.25%, 8/1/2014		$296,152	296,152	296,152	0.53%
Senior Secured Term Loan, 14.50%, 8/1/2014		$5,968,750	5,793,949	5,607,641	10.09%
Warrants for 2.5% of the outstanding LLC interests (at a $10.00 strike price), expire 8/1/2018^		181,240	176,770	52,633	0.09%
Totals			6,266,871	5,956,426	10.71%

Texas Westchester Financial, LLC[4]	Consumer
Limited Liability Company Interests^	Financing	17,063	1,658,552	986,252	1.77%

The Finance Company, LLC[4]	Consumer
Senior Secured Term Loan, 15.00%, 9/20/2015	Financing	$5,724,261	5,584,706	5,747,528	10.34%
Limited Liability Company Interests		50	140,414	692,355	1.25%
Totals			5,725,120	6,439,883	11.59%

The Selling Source, LLC	Information and
Senior Secured Loan, 12.00%, 12/21/2012	Data Services	$4,171,472	4,171,472	4,171,472	7.51%

US Path Labs, LLC	Healthcare
Senior Secured Loan, 13.00%, 3/30/2014	Services	$3,500,000	3,427,220	3,477,600	6.26%

VaultLogix, LLC	Information
Warrants for Variable % Ownership, (at a $307.855 strike price), expire 1/14/2019^	Retrieval Services	3,439	56,147	-	-%

West World Media, LLC [5,6]	Information and	85,210	430,500	216,964	0.39%
Limited Liability Company Interests^	Data Services

 See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

March 31, 2012 (Unaudited)

Description [1,2]	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value

Ygnition Networks, Inc.	Cable TV
Senior Secured Loan, 12.74%, 9/6/2012	Broadband Services	$11,886,849	$11,886,849	$11,149,864	20.06%

United States Treasury
United States Treasury Bill** (0.01)%, 4/15/2012		$30,000,000	30,000,033	29,999,835	53.98%

Total Investments			$98,440,140	$96,130,686	172.97%

 See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

March 31, 2012 (Unaudited)

The following table shows the fair value of our portfolio of investments by industry, as of March 31, 2012, excluding United States Treasury Bills of approximately $30.0 million.

	March 31, 2012
	Investment at
	Fair Value (dollars in millions)	Percentage of Net Assets
Cable TV/Broadband Services	$17.7	31.8%
Consumer Financing	7.4	13.4
Radio Broadcasting	6.4	11.5
Munitions	5.9	10.7
Aerospace Parts Plating and Finishing	5.0	8.9
Information and Data Services	4.4	7.9
Industrial Metal Treatings	3.9	7.0
Medical Transcription Services	3.9	7.0
Healthcare Services	3.5	6.3
Equipment Rental Services	3.4	6.2
Asset Recovery Services	2.0	3.6
Outdoor Advertising Services	2.0	3.6
Art Dealers	0.6	1.1
Total	$66.1	119.0%

1         Our investments are acquired in private transactions exempt from registration under the Securities Act of 1933, therefore are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act of 1933.

2         A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to LIBOR or the U.S. prime rate, and which is reset daily, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of March 31, 2012.

3         Full Circle Capital Corporation’s loan to European Evaluators, LLC is held through its wholly-owned subsidiary Art Credit Company, LLC.

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

March 31, 2012

Note 1. Organization

References herein to “we”, “us” or “our” refer to Full Circle Capital Corporation and Subsidiaries (“Full Circle Capital” or “Company”) unless the context specifically requires otherwise.

We were formed as Full Circle Capital Corporation, a Maryland corporation. We were organized on April 16, 2010 and were funded in an initial public offering, or “IPO,” completed on August 31, 2010.  We are a non-diversified, closed-end investment company that has filed an election to be treated as a business development company, or “BDC,” under the Investment Company Act of 1940 (the “1940 Act”).  As a BDC, we expect to qualify and elect to be treated as a regulated investment company, or “RIC,” under Subchapter M of the Internal Revenue Code.  We invest primarily in senior secured term debt issued by smaller and lower middle-market companies.  Our investment objective is to generate both current income and capital appreciation through debt and equity investments.

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

Basis of Consolidation

Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our financial statements include our accounts and the accounts of Full Circle West, Inc. and Art Credit Company, LLC, our only wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with senior and subordinated secured loans are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a senior or subordinated secured loan, any unamortized loan origination, closing and commitment fees are recorded as interest income.

Dividend income is recorded on the ex-dividend date.

Structuring fees, excess deal deposits, prepayment fees and similar fees are recognized as Other Income as earned, usually when paid. Other fee income, including administrative fees and unused line fees, is included in Other Income.  Income from such sources was $165,077 and $368,762 for the three months ended March 31, 2012 and 2011, respectively and $700,612 and $569,764 for the nine months ended March 31, 2012 and 2011, respectively.

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

If we do not distribute (or are not deemed to have distributed) each calendar year sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the “Minimum Distribution Amount”), we will generally be required to pay an excise tax equal to 4% of the amount by the Minimum Distribution Amount exceeds the distributions for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

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

Organizational Expenses and Offering Costs

The Company did not incur organizational expenses or offering costs during the nine months ended March 31, 2012. The Company currently has $23,237 of deferred offering costs related to its form N-2 registration statement filed with the Securities and Exchange Commission or “SEC” on March 23, 2012.

A portion of the net proceeds of the Company’s initial public offering in August, 2010 was used for organizational and offering expenses of approximately $191,479 and $1,052,067, respectively. Organizational expenses were expensed as incurred. The Company incurred $178,979 of organizational expenses for the year ended June 30, 2011, with an additional $12,500 being incurred during the period from April 16, 2010 (date of inception) to June 30, 2010. Offering costs were charged against paid-in capital in excess of par. All organizational and offering costs were borne by the Company.

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

As of March 31, 2012, we had approximately $6.3 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.

Note 4. Earnings (Loss) per Common Share

The following information sets forth the computation of basic and diluted income (loss) per common share for the three and nine months ended March 31, 2012, and 2011 (unaudited):

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Per Share Data (1) :
Net Increase in Net Assets Resulting from Operations	$1,523,814	$562,274	$3,375,688	$2,126,684

Average weighted shares outstanding for period	6,219,382	6,215,047	6,219,382	4,820,864

Basic and diluted earnings per common share	$0.25	$0.09	$0.54	$0.44

(1)	Per share data based on weighted average shares outstanding.

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

The total base management fees earned by the Adviser for the three and nine months ended March 31, 2012, were $291,919 and $878,569, repectively, after adjusting for the waivers of $0 and $28,124, respectively. The total base management fee payable to the Adviser at March 31, 2012 was $291,920, after reflecting payment of $897,458 during the period, and is included in the Consolidated Statement of Assets and Liabilities in Due to Affiliate. The total base management fees earned by the Adviser for the three and nine months ended March 31, 2011, were $250,194 and $661,607, respectively, after adjusting for the waivers of $35,742 and $94,515, respectively.

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees with respect to each of the investments in our portfolio, provided that, the incentive fee determined as of December 31, 2010 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the inception of Full Circle Capital. There were no incentive fees paid on realized gains for the nine months ended March 31, 2012 or 2011.

Income incentive fees of $277,588 and $923,864 were earned by the Adviser for the three and nine months ended March 31, 2012, and the total income incentive fee payable to the Adviser at March 31, 2012 was $277,588, after reflecting payment of $927,885 during the period, and is included in the Consolidated Statement of Assets and Liabilities in Due to Affiliate. The income incentive fee of $348,612 and $836,074 were earned by the Adviser for the three and nine months ended March 31, 2011.

The Adviser had agreed to reimburse the Company for any operating expenses, excluding interest expenses, investment advisory and management fees, and organizational and offering expenses, in excess of 2% of our net assets for the first twelve months following the completion of the initial public offering, which occurred on August 31, 2010.  This agreement was extended through September 30, 2011, and equates to an accrual offset against the Advisor’s management fee of $0 and $285,668 for the three and nine months ended March 31, 2012, respectively, and $138,085 and $321,000 for the three and nine months ended March 31, 2011, respectively.

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

In addition to the above fees, certain administrative services previously provided by the Administrator are performed by Vastardis for the Administrator for an annual fee of $112,457, paid quarterly in advance.

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

For the three and nine months ended March 31, 2012, the Company incurred $242,125 and $690,799, respectively, of expenses under the Administration Agreement, $78,114 and $234,343, respectively, of which were earned by the Sub-Administrator and $74,800 and $192,353, respectively, of which were paid for officers’ compensation.  The remaining $89,211 and $264,103, respectively, were recorded as an Allocation of Overhead Expenses to the Administrator in the Consolidated Statement of Operations.

For the three and nine months ended March 31, 2011, the Company incurred $200,746 and $468,369, respectively, of expenses under the Administration Agreement, $78,115 and $182,267, respectively, of which were earned by the Sub-Administrator and $32,361 and $75,472, respectively, were paid for officers’ compensation. The remaining $90,270 and $210,630, respectively, were recorded as an Allocation of Overhead Expenses to the Administrator in the Consolidated Statement of Operations.

The Administrator and Adviser did not begin charging Administration and Advisory fees to the Company until August 31, 2010, the date of the initial public offering and commencement of operations of the Company.

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. With regard to the Control Investments in Texas Westchester Financial, LLC and The Finance Company, LLC, the Company has provided managerial assistance during the period for which no fees were charged. Our Chief Executive Officer and President, John Stuart, currently serves as a director of The Finance Company, LLC. As of March 31, 2012, none of the other portfolio companies had accepted our offer for such services.

Note 6. Equity Offerings and Related Expenses and Other Stock Issuances

During the year ended June 30, 2011, we issued 6,219,282 shares of our common stock through an initial public offering, a private placement and our dividend reinvestment plan. Offering expenses were charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.  The proceeds raised, the related underwriting fees, the offering expenses, and the price at which common stock was issued since inception are detailed in the following table. We did not issue any shares of our common stock during the nine months ended March 31, 2012.

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

Note 7. Financial Highlights

	Three months ended March 31, 2012		Three months ended March 31, 2011

Per Share Data (1) :
Net asset value at beginning of period	$8.92		$9.32
Offering costs	-		-
Net investment income	0.18		0.22
Change in unrealized gain (loss)	0.07		(0.17)
Realized gain	-		0.04
Dividends declared	(0.23)		(0.23)
Net asset value at end of period	$8.94		$9.18

Per share market value at end of period	$7.65		$8.00
Total return based on market value	11.69	%(2)	(5.29	)%(2)
Total return based on net asset value	2.29	%(2)	0.97	%(2)
Shares outstanding at end of period	6,219,382		6,219,382
Average weighted shares outstanding for period	6,219,382		6,215,047

Ratio / Supplemental Data:
Net assets at end of period	$55,576,978		$57,117,737
Average net assets	$55,533,410		$57,415,476
Annualized ratio of gross operating expenses to average net assets (4)	9.18%		7.89%
Annualized ratio of net operating expenses to average net assets (4)	9.18%		6.67%
Annualized ratio of net investment income to average net assets (4)	8.08%		9.62%

	Nine months ended March 31, 2012 (Unaudited)		For the period from August 31, 2010 (commencement of operations) to March 31, 2011 (Unaudited)		For the period from August 31, 2010 (commencement of operations) to June 30, 2011

Per Share Data (1) :
Net asset value at beginning of period	$9.08		$9.40		$9.40
Offering costs	-		(0.04)		(0.04)
Net investment income	0.61		0.52		0.70
Change in unrealized loss	(0.08)		(0.23)		(0.29)
Realized gain	0.02		0.06		0.06
Dividends declared	(0.69)		(0.53)		(0.75)
Net asset value at end of period	$8.94		$9.18		$9.08

Per share market value at end of period	$7.65		$8.00		$7.90
Total return based on market value	5.48	%(2)	(5.22	)%(3)	(4.03	)%(3)
Total return based on net asset value	7.24	%(2)	3.30	%(3)	5.62	%(3)
Shares outstanding at end of period	6,219,382		6,219,382		6,219,382
Average weighted shares outstanding for period	6,219,382		6,201,458		6,206,824

Ratio / Supplemental Data:
Net assets at end of period	$55,576,978		$57,117,737		$56,474,006
Average net assets	$56,053,701		$57,600,498		$57,455,987
Annualized ratio of gross operating expenses to average net assets (4)	9.23%		8.82%		8.49%
Annualized ratio of net operating expenses to average net assets (4)	8.67%		7.59%		7.34%
Annualized ratio of net investment income to average net assets (4)	8.72%		9.82%		9.29%

(1)	Financial highlights are based on average weighted shares outstanding.
(2)	Total return based on market value is based on the change in market price per share between the opening and ending market values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.
(3)	Total return based on market value is based on the change in market price per share assuming an investment at the initial public offering price of $9.00 per share and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.

(4)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment income (loss) to average net assets are adjusted accordingly. Non-recurring expenses were not annualized. For the period from August 31, 2010 to March 31, 2011, the Company received $415,515 of Management Fee waivers and Expense Reimbursements, which are deemed to be non-recurring. For the period from August 31, 2010 to March 31, 2011, the Company incurred $102,609 of Organizational Expenses, which were deemed to be non-recurring. For the period from August 31, 2010 to June 30, 2011 the Company incurred $102,609 of Organizational Expenses, which were deemed to be non-recurring. The Company did not incur Organizational Expenses for the three and nine months ended March 31, 2012.

Note 8. Long Term Liabilities

Line of Credit

On August 31, 2010, the Company entered into the “Credit Facility” with First Capital. The facility size is $35 million and was initially scheduled to expire in January 2012. On January 27, 2012, the Company extended the Credit Facility through July 31, 2012. Under the Credit Facility, base rate borrowings bear interest at LIBOR (0.241% at March 31, 2012, and 0.186% at June 30, 2011) plus 5.50%. The Credit Facility is secured by all of the assets of the Company. Under the Credit Facility, the Company is required to satisfy several financial covenants, including maintaining a minimum level of stockholders’ equity, a maximum level of leverage and minimum asset coverage and interest coverage ratios. In addition, the Company is required to comply with other general covenants, including with respect to indebtedness, liens, restricted payments and mergers and consolidations.  At March 31, 2012, the Company had a balance of $12,397,168 on the Credit Facility, which is included in the Consolidated Statement of Assets and Liabilities.

Distribution Notes

On August 31, 2010, the Company entered into multiple senior unsecured notes (the “Distribution Notes”).  The Distribution Notes consist of $3,404,583 in senior unsecured notes, which bear interest at a rate of 8% per annum, payable quarterly in cash, and will mature in February 2014. The Distribution Notes are callable by the Company at any time, in whole or in part, at a price of 100% of their principal amount, plus accrued and unpaid interest. The Distribution Notes subject Full Circle Capital to customary covenants, including, among other things, a restriction on incurring any debt on a junior lien basis, or any debt that is contractually subordinated in right of payment to any other debt unless it is also subordinated to the Distribution Notes on substantially identical terms. The agreement under which the Distribution Notes were issued contains customary events of default. At March 31, 2012, the Company had a balance of $3,404,583 on the Distribution Notes, which is included in the Consolidated Statement of Assets and Liabilities.

Note 9. Fair Value Measurements

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820.  See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of March 31, 2012 and June 30, 2011, respectively:

As of March 31, 2012 (Unaudited)

	Level 1	Level 2	Level 3	Total
Assets

Senior and Subordinated Loans, at fair value	$-	$-	$64,181,937	$64,181,937

US Treasury Securities, at fair value(1)	29,999,835	-	-	29,999,835

Investments in private companies, at fair value	-	-	1,895,571	1,895,571

Investments in securities, at fair value	-	-	53,343	53,343
	$29,999,835	$-	$66,130,851	$96,130,686

As of June 30, 2011 (Audited)

	Level 1	Level 2	Level 3	Total
Assets

Senior and Subordinated Loans, at fair value	$-	$-	$55,537,458	$55,537,458

US Treasury Securities, at fair value(1)	25,999,714	-	-	25,999,714

Investments in private companies, at fair value	-	-	1,197,384	1,197,384

Investments in securities, at fair value	-	-	59,561	59,561
	$25,999,714	$-	$56,794,403	$82,794,117

(1) U.S. Treasury Securities were purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

During the nine months ended March 31, 2012 and the year ended June 30, 2011, there were no transfers in or out of levels.

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

Changes in Level 3 assets measured at fair value for the nine months ended March 31, 2012 and for the year ended June 30, 2011 are as follows:

	Nine months ended March 31, 2012 (Unaudited)

	Beginning Balance June 30, 2011

		Accretion of Original Issue Discount	Realized & Unrealized Gains (Losses)	Purchases	Sales And Settlements	Ending Balance March 31, 2012	Change in Unrealized Gains (Losses) for Investments still held at March 31, 2012
Assets

Senior and Subordinated Loans, at fair value	$55,537,458	$409,789	$(760,014)	$40,013,748	$(31,019,044)	$64,181,937	$(830,981)

Investments in private companies, at fair value	1,197,384	-	557,773	140,414	-	1,895,571	557,773

Investments in securities, at fair value	59,561	-	(182,988)	176,770	-	53,343	(182,988)
	$56,794,403	$409,789	$(385,229)	$40,330,932	$(31,019,044)	$66,130,851	$(456,196)

	Year ended June 30, 2011 (Audited)
							Change in
							Unrealized
	Beginning	Accretion of				Ending	Losses for Investments
	Balance	Original	Realized &		Sales	Balance	still held at
	June 30,	Issue	Unrealized		And	June 30,	June 30,
	2010	Discount	Losses	Purchases	Settlements	2011	2011
Assets

Senior and Subordinated Loans, at fair value	$-	$835,926	$(337,635)	$87,529,153	$(32,489,986)	$55,537,458	$(683,077)

Investments in private companies, at fair value	-	-	(891,668)	2,089,052	-	1,197,384	(891,668)

Investments in securities, at fair value	-	-	(221,884)	281,445	-	59,561	(221,884)
	$-	$835,926	$(1,451,187)	$89,899,650	$(32,489,986)	$56,794,403	$(1,796,629)

Realized and unrealized gains and losses are included in realized gain on investments and net change in unrealized loss on investments in the consolidated statements of operations.  The change in unrealized losses for Level 3 investments still held at March 31, 2012 of $456,196 is included in net change in net unrealized loss on investments in the consolidated statement of operations for the nine months ended March 31, 2012. The change in unrealized losses for Level 3 investments still held at June 30, 2011 of $1,796,629 is included in net change in net unrealized loss on investments in the consolidated statement of operations for the year ended June 30, 2011.

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2012:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)
Secured debt	$62,192,045	Discounted cash flows (income approach)	Discount Rate	3% - 21% (16%)
Equity	961,952	Market comparable companies (market approach)	EBITDA multiple	3.5 – 7.5 (4.5)
Debt or Equity subject to liquidation	2,976,144	Liquidation Value	Asset Value	N/A
Other	710	Option Pricing Model	Volatility	50%
Total investments	$66,130,851

(1)	The average values were determined using the weighted average of the fair value of the investments in each investment category.

The primary significant unobservable input used in the fair value measurement of the Company’s debt securities (first lien debt, second lien debt and subordinated debt), including income-producing investments in funds, is the discount rate. Significant increases (decreases) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement. In determining the discount rate, for the income, or yield, approach, the Company considers current market yields and multiples, portfolio company performance, leverage levels and credit quality, among other factors in its analysis. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate discount rate to use in the income approach.

The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple, or the “Enterprise Value”. Significant increases (decreases) in the Enterprise Value in isolation would result in a significantly higher (lower) fair value measurement. To determine the Enterprise Value for the market approach, the Company considers current market trading and/or transaction multiples, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate multiple to use in the market approach.

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

Volume of Derivative Activities

At March 31, 2012, the notional amounts and number of warrants, categorized by primary underlying risk, are as follows:

	Long Exposure

	Notional	Number of
	Amounts	Warrants
Primary Underlying Risk
Equity Price
Warrants (a)	$90,143	222,227

(a)	Notional amounts presented for warrants are based on the fair value of the underlying shares as if the warrants were exercised at March 31, 2012.

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

Note 12. Subsequent Events

Dividend

On May 7, 2012, the Board of Directors declared monthly dividends of $0.077, $0.077 and $0.077 per share payable on August 15, 2012 for holders of record at July 31, 2012, September 14, 2012 for holders of record at August 31, 2012 and October 15, 2012 for holders of record at September 28, 2012, respectively.

Recent Portfolio Activity

On April 1, 2012, the Company amended the loan to ProGrade Ammo Group LLC. The interest rate on the Senior Secured Term Loan was increased by 0.75% and the Company obtained additional warrants in the borrower for 9.5% of the outstanding LLC interests.

On May 1, 2012, the Company invested $4,250,000 in a senior secured term loan bearing interest at LIBOR plus 12.75% to Matt Martin Real Estate Management, LLC. Matt Martin Real Estate Management, LLC provides real estate disposition services to federal government agencies and other parties.

On May 8, 2012 the Company invested $5,000,000 in a senior secured loan bearing interest at 12.00% to Employment Plus, Inc. Employment Plus Inc. provides temporary and permanent staffing services to the private sector across multiple industries.

Note 13. Selected Quarterly Financial Data (Unaudited)

	Total Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase in Net Assets from Operations
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)
September 30, 2010	$867,582	$0.42	$306,783	$0.15	$(99,791)	$(0.05)	$206,992	$0.10
December 31, 2010	$2,678,197	$0.43	$1,495,125	$0.24	$(137,707)	$(0.02)	$1,357,418	$0.22
March 31, 2011	$2,305,423	$0.37	$1,361,635	$0.22	$(799,361)	$(0.13)	$562,274	$0.09
June 30, 2011	$2,108,426	$0.34	$1,170,836	$0.19	$(415,206)	$(0.07)	$755,630	$0.12
September 30, 2011	$2,558,243	$0.41	$1,544,342	$0.25	$54,991	$0.01	$1,599,333	$0.26
December 31, 2011	$2,398,665	$0.39	$1,098,640	$0.18	$(846,099)	$(0.14)	$252,541	$0.04
March 31, 2012	$2,388,960	$0.38	$1,118,574	$0.18	$405,240	$0.07	$1,523,814	$0.25

(1)	Per share amounts are calculated using weighted average shares outstanding during the period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Basis of Consolidation

Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our financial statements include our accounts and the accounts of Full Circle West, Inc. and Art Credit Company, LLC, our only wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Fair Value

The Company’s assets measured at fair value on a recurring basis subject to the disclosure of ASC Topic 820 at March 31, 2012 and June 30, 2011, respectively:

As of March 31, 2012 (Unaudited)

	Level 1	Level 2	Level 3	Total
Assets

Senior and Subordinated Loans, at fair value	$-	$-	$64,181,937	$64,181,937

US Treasury Securities, at fair value	29,999,835	-	-	29,999,835

Investments in private companies, at fair value	-	-	1,895,571	1,895,571

Investments in securities, at fair value	-	-	53,343	53,343
	$29,999,835	$-	$66,130,851	$96,130,686

As of June 30, 2011 (Audited)

	Level 1	Level 2	Level 3	Total
Assets

Senior and Subordinated Loans, at fair value	$-	$-	$55,537,458	$55,537,458

US Treasury Securities, at fair value	25,999,714	-	-	25,999,714

Investments in private companies, at fair value	-	-	1,197,384	1,197,384

Investments in securities, at fair value	-	-	59,561	59,561
	$25,999,714	$-	$56,794,403	$82,794,117

During the nine months ended March 31, 2012 and the year ended June 30, 2011, there were no transfers in or out of levels.

Revenue Recognition

Realized gains or losses on the sale of investments are calculated using the specific identification method.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with senior and subordinated secured loans are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a senior or subordinated secured loan, any unamortized loan origination, closing and commitment fees are recorded as interest income.

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

Waiver and Expense Reimbursement

Our investment adviser agreed to waive the portion of the base management fee that exceeded 1.50% of Full Circle Capital’s gross assets, as adjusted, until August 31, 2011 when such waiver expired. In addition, our investment adviser agreed to reimburse the Company for any operating expenses, excluding interest expenses, investment advisory and management fees, and organizational and offering expenses, in excess of 2% of our net assets for the first twelve months following the completion of the initial public offering, which occurred on August 31, 2010 (the “Expense Reimbursement Agreement”).  This agreement was extended through September 30, 2011 and expired on such date.

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

Time Period	Acquisitions (1) (dollars in millions)	Dispositions (2) (dollars in millions)		Weighted Average Interest Rate of Portfolio at End of Period
Legacy Portfolio Acquisition (August 31, 2010)	$72.3	$	N/A	12.10%
August 31, 2010 through September 30, 2010	0.4		1.4	12.16%
October 1, 2010 through December 31, 2010	3.7		10.1	12.09%
January 1, 2011 through March 31, 2011	4.0		19.9	12.39%
April 1, 2011 through June 30, 2011	9.6		1.2	12.68%
July 1, 2011 through September 30, 2011	27.7		15.9	12.89%
October 1, 2011 through December 31, 2011	5.9		9.4	13.04%
January 1, 2012 through March 31, 2012	6.7		5.7	12.98%
Since inception	$130.3		$63.6	N/A

(1)	Includes new deals, additional fundings, refinancings (inclusive of those on revolving credit facilities) and payment in kind “PIK” interest
(2)	Includes scheduled principal payments, prepayments, sales and repayments (inclusive of those on revolving credit facilities)

The primary investment activity for the nine months ended March 31, 2011, was the purchase of the Legacy Portfolio on August 31, 2010 which coincided with the commencement of operations on that date. The investments included in the Legacy Portfolio had a collective fair value of approximately $72.3 million as of June 30, 2010, as determined by our Board of Directors.

The primary investment activity for the nine months ended March 31, 2012, was the origination of the following loan facilities:

•	On August 3, 2011, the Company invested $1,000,000 in a revolving loan bearing interest at LIBOR plus 9.00% and $6,250,000 in a term loan bearing interest at LIBOR plus 13.00% to ProGrade Ammo Group, LLC as part of an $8,250,000, three year loan facility. ProGrade Ammo Group, LLC provides ammunition, accessories and components to retail outlets, ammunition manufacturers and law enforcement agencies.
•	On September 14, 2011, the Company invested $300,000 in a revolving loan bearing interest at LIBOR plus 9.75%, $4,000,000 in a term loan bearing interest at LIBOR plus 11.50% and $4,500,000 in a term loan bearing interest at LIBOR plus 13.00% to Coast Plating, Inc. as part of a $10,500,000 three year loan facility. Coast Plating, Inc. provides metal processing and metal finishing services for the aerospace and defense industries.
•	On September 20, 2011, the Company invested $5,785,000 in a term loan bearing interest at 15.00% and received equity interests in The Finance Company, LLC as part of a $7,000,000 four year loan facility. The Finance Company, LLC, through its subsidiaries which operate under the Cashwell trade name, provides consumer finance loan programs in South Carolina.
•	On September 20, 2011, the Company invested $500,000 in a revolving loan bearing interest at LIBOR plus 9.85% and $2,500,000 in a term loan bearing interest at LIBOR plus 14.75% to iMedX, Inc. as part of a $4,500,000 loan facility. iMedX, Inc. is a medical transcription services company that addresses the small physician practice and medical clinic markets.
•	On February 28, 2012, the Company invested an additional $400,000 in a term loan to iMedX, Inc. as part of a $4,500,000 loan facility.
•	On March 22, 2012, the Company invested $615,000 in a term loan to European Evaluators, LLC bearing interest at LIBOR plus 11.70%. European Evaluators is a dealer in fine art.
•	On March 31, 2012, the Company invested an additional $1,000,000 in a term loan to US Path Labs, LLC and extended the maturity of the loan agreement to March 30, 2014.

Additionally, the Company received proceeds, including sales proceeds and prepayments, during the nine months ended March 31, 2012 related to the following companies:

•	On August 15, 2011, VaultLogix, LLC pre-paid, at par, its loan from the Company, remitting a total of $5,023,333 to the Company for outstanding principal and interest.
•	On September 1, 2011, West World Media, LLC pre-paid, at par, its loan from the Company, remitting a total of $6,992,171 to the Company for outstanding principal, interest and fees.
•	On November 30, 2011, the Company sold participations in Coast Plating, Inc.’s Term A and Term B loans to a third party for an aggregate of $3,500,000, which represented par value for the loans sold.
•	On December 31, 2011, the Company received a principal prepayment of $964,276 from The Selling Source, LLC based upon the borrower's cash flow, as defined in their loan documents.
•	On January 31, 2012, Iron City Brewing, LLC repaid, at par, its loan from the Company, remitting a total of $521,666 of outstanding principal.

The following is a reconciliation of the investment portfolio for the nine months ended March 31, 2012, and for the year ended June 30, 2011:

	Nine Months Ended March 31, 2012	Year Ended June 30, 2011
Beginning Investment Portfolio	$82,794,117	$-
Portfolio Investments Acquired	40,262,090	17,468,968
Portfolio Investments Acquired in the Initial Public Offering	-	72,280,294
Treasury and Money Market Purchases(1)	97,500,561	120,295,651
Amortization of fixed income premiums and discounts	409,261	835,861
Portfolio Investments Repaid	(31,019,044)	(32,588,630)
Sales of Treasury and Money Market securities(1)	(93,499,273)	(94,292,528)
Payment in Kind	68,842	246,566
Net Unrealized Depreciation	(512,907)	(1,796,547)
Net Realized Gains	127,039	344,482
Ending Investment Portfolio	$96,130,686	$82,794,117

(1) U.S. Treasury Securities were purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

During the nine months ended March 31, 2012, we recorded net unrealized depreciation of $512,907. This consisted of $887,692 of net unrealized depreciation on debt investments offset by $374,785 of net unrealized appreciation on equity investments.

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

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2012, and June 30, 2011, excluding United States Treasury Bills of approximately $30.0 million and $26.0 million, respectively:

	March 31, 2012 (Unaudited)		June 30, 2011 (Audited)
	Investments at		Investments at
	Fair Value (dollars in millions)	Percentage of Total Portfolio	Fair Value (dollars in millions)	Percentage of Total Portfolio
Senior Secured Loans	$60.7	91.8%	$52.0	91.7%
Subordinated Secured Loans	3.5	5.3	3.5	6.1
Limited Liability Company Interests	1.9	2.9	1.2	2.1
Warrants	-	-	0.1	0.1
Total	$66.1	100.0%	$56.8	100.0%

At March 31, 2012, the fourteen borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 61% (i.e., each $61 of loan value outstanding is secured by $100 of collateral value).

At June 30, 2011, the twelve borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 55% (i.e., each $55 of loan value outstanding is secured by $100 of collateral value).

The following table shows the fair value of our portfolio of investments by industry, as of March 31, 2012, and June 30, 2011, excluding United States Treasury Bills of approximately $30.0 million and $26.0 million, respectively:

	March 31, 2012 (Unaudited)		June 30, 2011 (Audited)
	Investments at		Investments at
	Fair Value (dollars in millions)	Percentage of Total Portfolio	Fair Value (dollars in millions)	Percentage of Total Portfolio
Cable TV/Broadband Services	$17.7	26.7%	$17.3	30.5%
Consumer Financing	7.4	11.2	0.8	1.5
Radio Broadcasting	6.4	9.7	6.3	11.1
Munitions	5.9	9.0	-	-
Aerospace Parts Plating and Finishing	5.0	7.5	-	-
Information and Data Services	4.4	6.6	12.5	21.9
Industrial Metal Treatings	3.9	5.9	3.9	6.9
Medical Transcription Services	3.9	5.9	-	-
Healthcare Services	3.5	5.3	2.5	4.4
Equipment Rental Services	3.4	5.2	3.7	6.5
Outdoor Advertising Services	2.0	3.1	2.1	3.7
Asset Recovery Services	2.0	3.0	2.1	3.7
Art Dealers	0.6	0.9	-	-
Beverages	-	-	0.5	0.9
Information Retrieval Services	-	-	5.1	8.9
Total	$66.1	100.0%	$56.8	100.0%

Portfolio Grading

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of March 31, 2012, our portfolio had a weighted average grade of 3.34, based upon the fair value of the debt investments in the portfolio, excluding United States Treasury Bills of approximately $30.0 million. Equity securities are not graded. This was a decline of 0.23 from the weighted average grade of 3.11 at June 30, 2011, which was based upon the fair value of the debt investments in the portfolio:

At March 31, 2012, our debt investment portfolio was graded as follows:

	March 31, 2012
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$-	-%

2	The portfolio company is performing above expectations and the risk profile is generally favorable.	7,649,072	11.57

3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	35,765,912	54.08

4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable	18,776,918	28.39

5	The investment is performing well below expectations and is not anticipated to be repaid in full.	1,989,892	3.01

		$64,181,794	97.05%

At June 30, 2011, our debt investment portfolio was graded as follows:

	June 30, 2011
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$-	-%

2	The portfolio company is performing above expectations and the risk profile is generally favorable.	5,330,357	9.39

3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	37,438,090	65.92

4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable	12,769,011	22.48

5	The investment is performing well below expectations and is not anticipated to be repaid in full.	-	-

		$55,537,458	97.79%

We expect that a portion of our investments will be in grades 4 or 5 from time to time, and, as such, we will be required to work with portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 4 or 5 may fluctuate from period to period.

Results of Operations

Comparison of the three months ended March 31, 2012 and 2011

Total Investment Income

           Total investment income includes interest and dividend income on our investments and other income, which is comprised entirely of fee income for the three months ended March 31, 2012. Fee income consists principally of administrative fees, prepayment fees, structuring fees and unused line fees.

           Total investment income for the three months ended March 31, 2012, was $2,388,960. This amount consisted of $2,168,490 of interest income from portfolio investments (which included no PIK interest), $55,393 of dividend income and $165,077 of fee income. Dividend income was solely earned from our investment in The Finance Company, LLC.

           Total investment income for the three months ended March 31, 2011, was $2,305,423. This amount consisted of $1,934,569 of interest income from portfolio investments (which included $61,891 of PIK interest), $2,092 of dividend income and $368,762 of fee income.

The increase in interest income for the three months ended March 31, 2012 relative to the same time period in 2011 was primarily due to growth in the size of our portfolio. The decrease in PIK interest for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 is primarily attributable to the fact that the Company received a prepayment from West World Media, LLC and ceased generating PIK interest from any of its portfolio investments. The increase in dividend income for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was primarily due to the Company’s investment in The Finance Company, LLC in September 2011. The decrease in fee income, which can fluctuate, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was primarily a result of fewer prepayment, administration and other fees during the quarter ended March 31, 2012.

Expenses

Gross and net operating expenses for the three months ended March 31, 2012, were $1,270,386.

Gross operating expenses for the three months ended March 31, 2011, were $1,117,615.  Net operating expenses (offset by the waived portion of the base management fee and the accrual for waiver of operating expenses) for the three months ended March 31, 2011, were $943,788.

The increase in our net operating expenses for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 is primarily due to the increase in the Company’s greater use of borrowings resulting in increased interest expense. Additionally, the expiration of the Expense Reimbursement Agreement resulted in $173,827 of increased net operating expenses.

Net Investment Income (Loss)

Net investment income for the three months ended March 31, 2012, was $1,118,574. Net investment income per share was $0.18 for the period.

Net investment income for the three months ended March 31, 2011, was $1,361,635. Net investment income per share was $0.22 for the period.

The decrease in net investment income for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was primarily due to the increase in net operating expenses due to the expiration of the Expense Reimbursement Agreement and an increase in interest expenses, as the Company had increased debt usage in 2012 as compared to the same period in 2011. Additionally, the decrease in other income was due to lower fee income, which can fluctuate, as the Company received fewer prepayment fees during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Realized Gain (Loss) on Investments

          Realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. During the three months ended March 31, 2012, we recorded a realized gain of $467.

          During the three months ended March 31, 2011, we recorded a realized gain of $251,780. Of this gain, $240,509 was associated with the full repayment of the loan to Icon Groupe, LLC on January 31, 2011.  Realized gain per share was $0.04 for the period.

          The decrease in realized gains for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was primarily due to the pre-payment of Icon Groupe, LLC on January 31, 2011.

Change in Unrealized Gain (Loss) on Investments

          Change in unrealized gain (loss) on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Change in unrealized gain on investments per share was $0.07 for the three months ended March 31, 2012. During the three months ended March 31, 2012, we recorded net unrealized appreciation of $404,773. This consisted of $133,015 of net unrealized appreciation on debt investments and $271,758 of net unrealized appreciation on equity investments.

 Change in unrealized loss on investments per share was $0.17 for the three months ended March 31, 2011. During the three months ended March 31, 2011, we recorded net unrealized depreciation of $1,051,141. This consisted of $505,827 of net unrealized depreciation on debt investments and $545,314 of net unrealized depreciation on equity investments.

          The movement in change in unrealized gain (loss) on investments for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was primarily due to the increase in fair value of the one of the Company’s equity investments.

Comparison of the nine months ended March 31, 2012 and 2011

Full Circle Capital commenced operations on August 31, 2010, so the results for the nine months ended March 31, 2011, reflect approximately seven months of operations subsequent to the completion of the Full Circle Portfolio Acquisition.

Total Investment Income

           Total investment income includes interest and dividend income on our investments and other income, which is comprised entirely of fee income for the nine months ended March 31, 2012. Fee income consists principally of administrative fees, prepayment fees, structuring fees and unused line fees.

           Total investment income for the nine months ended March 31, 2012, was $7,345,868. This amount consisted of $6,588,040 of interest income from portfolio investments (which included $68,842 of PIK interest), $57,216 of dividend income and $700,612 of fee income.

           Total investment income for the nine months ended March 31, 2011, was $5,851,202. This amount consisted of $5,068,513 of interest income from portfolio investments (which included $168,013 of PIK interest), $212,925 of dividend income and $569,764 of fee income.

           The increase in interest income for the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011 was primarily due to the Company’s operations commencing on August 31, 2011. The decrease in dividend income for the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011 was primarily due to the redemption of the Company’s previous investment in First Capital Lotus Asset-Based Loan Fund I, LP in December 2010. The decrease in PIK interest for the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011 is primarily attributable to the fact that the Company received a prepayment from West World Media, LLC and ceased generating PIK interest from any of its portfolio investments. The increase in fee income, which often fluctuates from period to period, for the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011 was primarily due to additional originations resulting in structuring fees recognized during the nine months ended March 31, 2012.

Expenses

Gross operating expenses for the nine months ended March 31, 2012, were $3,898,104.  Net operating expenses (offset by the waived portion of the base management fee and the accrual for waiver of operating expenses) for the nine months ended March 31, 2012, were $3,584,312.

Gross operating expenses for the nine months ended March 31, 2011, were $3,103,174.  Net operating expenses (offset by the waived portion of the base management fee and the accrual for waiver of operating expenses) for the nine months ended March 31, 2011, were $2,687,659.

The increase in our net operating expenses for the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011 is primarily due to the Company’s operations commencing on August 31, 2010. As the company commenced operations on August 31, 2010, the expenses for the nine months ended March 31, 2011, represent approximately seven months of operations, except for organizational expenses of $178,979, which were incurred over the nine months ended March 31, 2011, and operating expenses of $18,465, which were incurred in the months of July and August 2010.

Net Investment Income (Loss)

Net investment income for the nine months ended March 31, 2012, was $3,761,556. Net investment income per share was $0.61 for the period.

As the company commenced operations on August 31, 2010, the net investment income of $3,163,543 for the nine months ended March 31, 2011, represents approximately seven months of operations, except for organizational expenses of $178,979, which were incurred over the nine months ended March 31, 2011, and operating expenses of $18,465, which were incurred in the months of July and August 2010.  Organizational expenses are not expected to reoccur.  Net investment income per share was $0.52 for the time period from August 31, 2010 to March 31, 2011.  The increase in our net investment income for the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011 is primarily due to the Company’s operations commencing on August 31, 2011.

Realized Gain (Loss) on Investments

          Realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. During the nine months ended March 31, 2012, we recorded a realized gain of $127,039 primarily in connection with the repayment of a portion of our interests in West World Media, LLC. Realized gain per share for the period was $0.02.

          During the nine months ended March 31, 2011, we recorded a realized gain in the amount of $344,417. Of this gain, $66,980 was associated with the partial repayment of the loan to Georgia Outdoor Advertising, LLC on February 1, 2011 and $240,509 was associated with the full repayment of the loans to the Icon Groupe, LLC on January 21, 2011. Realized gain per share for the period from August 31, 2010 to March 31, 2011 was $0.06.

Change in Unrealized Gain (Loss) on Investments

          Change in unrealized gain (loss) on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. Change in unrealized loss on investments per share was $0.08 for the nine months ended March 31, 2012.

During the nine months ended March 31, 2012, we recorded net unrealized depreciation of $512,907. This consisted of $887,692 of net unrealized depreciation on debt investments offset by $374,785 of net unrealized appreciation on equity investments.

          Change in unrealized loss on investments per share was $0.23 for the time period from August 31, 2010 to March 31, 2011. During the nine months ended March 31, 2011, we recorded net unrealized depreciation of $1,381,276. This consisted of $517,064 of net unrealized depreciation on debt investments and $864,212 of net unrealized depreciation on equity investments recognized between the commencement of operations on August 31, 2010 and March 31, 2011.

          The movement in change in unrealized gain (loss) on investments for the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011 was primarily due to the increase in fair value of one of the Company’s equity investments.

Liquidity and Capital Resources

          At March 31, 2012, we had investments in debt securities of fourteen companies, totaling approximately $64.2 million, and equity investments in seven companies, totaling approximately $1.9 million.

          Cash used in operating activities for the nine months ended March 31, 2012, consisting primarily of purchases, sales and repayments of investments and the items described in "Results of Operations," was approximately $6.4 million, reflecting the purchases and repayments of investments, income resulting from operations, offset by non-cash income related to PIK interest and OID income, changes in working capital and accrued interest receivable. Net cash provided by purchases and sales of investments was approximately $9.3 million, reflecting net additional investments in existing securities of $7.5 million, offset by principal repayments of $10.6 million.  Such amounts are not inclusive of our purchase of United States Treasury Bills or Money Market Funds.

          Immediately prior to the Full Circle Portfolio Acquisition, Full Circle Capital entered into the Credit Facility, a secured revolving credit facility with First Capital. The facility size is $35 million and, as amended, will expire on July 31, 2012. Under the agreement, base rate borrowings bear interest at LIBOR plus 5.50%. As of March 31, 2012, we had $12.4 million outstanding borrowings under the Credit Facility.

          As of March 31, 2012, we had Distribution Notes outstanding of approximately $3.4 million. These senior unsecured notes bear interest at a rate of 8% per annum, payable quarterly in cash, and mature on February 28, 2014.

          As of March 31, 2012, we held approximately $2.9 million in cash and did not have any cash equivalents in our investment portfolio.

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

Contractual Obligations

	Payments Due By Period (dollars in millions)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility (1)	$12.4	$12.4	$—	$—	$—

Distribution Notes	3.4	—	3.4	—	—

Total	$15.8	$12.4	$3.4	$—	$—

_____________________________________

(1) At March 31, 2012, $22.6 million remained unused under the Credit Facility.

          In addition to the contractual obligations set forth above, we have certain obligations with respect to the investment advisory and administration services we receive. See “Overview”. We incurred $1,802,433 for investment advisory services and $690,799 for administrative services for the nine months ended March 31, 2012.

          As of March 31, 2012, we had approximately $6.3 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.

          Off-Balance Sheet Arrangements

          We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

          Borrowings

          Secured Revolving Credit Facility.   Immediately prior to the Full Circle Portfolio Acquisition, Full Circle Capital entered into the Credit Facility, a secured revolving credit facility with First Capital. The facility size is $35 million and will expire on July 31, 2012. Under the agreement, base rate borrowings bear interest at LIBOR plus 5.50%. The Credit Facility is secured by all of our assets. Under the Credit Facility we are required to satisfy several financial covenants, including maintaining a minimum level of Net Assets, a maximum level of leverage and minimum asset coverage and interest coverage ratios. In addition, we are required to comply with other general covenants, including with respect to indebtedness, liens, restricted payments and mergers and consolidations.

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

          The following table lists the cash distributions, including dividends and returns of capital, if any, per share that we have declared since our formation on April 16, 2010. The table is divided by fiscal year according to record date.

Date Declared	Record Date	Payment Date	Amount
Fiscal 2011:
July 21, 2010	September 30, 2010	October 15, 2010	$0.076	(1)
November 5, 2010	December 31, 2010	January 14, 2011	0.225
February 4, 2011	March 31, 2011	April 15, 2011	0.225
May 6, 2011	June 30, 2011	July 15, 2011	0.225
Total (2011)			$0.751
Fiscal 2012:
June 28, 2011	July 29, 2011	August 15, 2011	$0.075	(2)
June 28, 2011	August 31, 2011	September 15, 2011	0.075
June 28, 2011	September 30, 2011	October 14, 2011	0.075
September 8, 2011	October 31, 2011	November 15, 2011	0.077
September 8, 2011	November 30, 2011	December 15, 2011	0.077
September 8, 2011	December 30, 2011	January 13, 2012	0.077
November 7, 2011	January 31, 2012	February 15, 2012	0.077
November 7, 2011	February 29, 2012	March 15, 2012	0.077
November 7, 2011	March 30, 2012	April 13, 2012	0.077
February 3, 2012	April 30, 2012	May 15, 2012	0.077
February 3, 2012	May 31, 2012	June 15, 2012	0.077
February 3, 2012	June 29, 2012	July 13, 2012	0.077
Total (2012)			$0.918
Fiscal 2013:
May 7, 2012	July 31, 2012	August 15, 2012	$0.077
May 7, 2012	August 31, 2012	September 14, 2012	0.077
May 7, 2012	September 28, 2012	October 15, 2012	0.077
Total (2013 to date)			$0.231

(1) This quarterly dividend was prorated for the number of days remaining in the third calendar quarter after our initial public offering. Our initial public offering was on August 31, 2010, and the gross amount of the prorated dividend was $0.225.

(2) From our initial public offering through the fourth fiscal quarter of 2011, we paid quarterly dividends, but in the first fiscal quarter of 2012 we began paying, and we intend to continue paying, monthly dividends to our stockholders. Our monthly dividends, if any, are determined by our Board of Directors on a quarterly basis.

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Investment Advisory Agreement with Full Circle Advisors. John E. Stuart, our Chief Executive Officer and President, is the manager of, and has financial and controlling interests in, Full Circle Advisors.

•	We have entered into the Administration Agreement with Full Circle Service Company. Pursuant to the terms of the Administration Agreement, Full Circle Service Company provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. Mr. Stuart, our Chief Executive Officer and President, is the managing member of, and has financial and controlling interests in, Full Circle Service Company.

•	We have entered into a license agreement with Full Circle Advisors, pursuant to which Full Circle Advisors has agreed to grant us a non-exclusive, royalty-free license to use the name “Full Circle.”

•	Our Chief Financial Officer, Treasurer and Secretary, William E. Vastardis, is the President of Vastardis Fund Services, LLC (“Vastardis”). Full Circle Service Company has engaged Vastardis to provide certain administrative services to us. For the three months ended and the nine months ended March 31, 2012, Vastardis was paid $78,114 and $234,343, respectively, for services provided under the Administration Agreement and $62,500 and $162,500, respectively, for the services of Mr. Vastardis as the Chief Financial Officer.

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

Recent Developments

Dividend

On May 7, 2012, the Board of Directors declared monthly dividends of $0.077, $0.077 and $0.077 per share payable on August 15, 2012 for holders of record at July 31, 2012, September 14, 2012 for holders of record at August 31, 2012 and October 15, 2012 for holders of record at September 28, 2012, respectively.

Recent Portfolio Activity

On April 1, 2012, the Company amended the loan to ProGrade Ammo Group LLC. The interest rate on the Senior Secured Term Loan was increased by 0.75% and the Company obtained additional warrants in the borrower for 9.5% of the outstanding LLC interests.

On May 1, 2012, the Company invested $4,250,000 in a senior secured term loan bearing interest at LIBOR plus 12.75% to Matt Martin Real Estate Management, LLC. Matt Martin Real Estate Management, LLC provides real estate disposition services to federal government agencies and other parties.

On May 8, 2012 the Company invested $5,000,000 in a senior secured loan bearing interest at 12.00% to Employment Plus, Inc. Employment Plus Inc. provides temporary and permanent staffing services to the private sector across multiple industries.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2012, two debt investments in our portfolio were at a fixed rate, and the remaining twenty debt investments were at variable rates, representing approximately $5.6 million and $60.1 million in principal debt, respectively. A portion of our floating rate debt instruments are currently at their floor interest rate.  The variable rates are based upon the Prime rate or LIBOR.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1% increase in the underlying Prime rate or LIBOR, and no other change in our portfolio as of March 31, 2012. We have also assumed $12.4 million of outstanding borrowings, with no outstanding borrowings having a floating rate based upon LIBOR. Under this analysis, net investment income would increase by approximately $0.3 million annually. If we had instead assumed a 1% decrease in the underlying Prime rate or LIBOR, net investment income would decrease correspondingly by approximately $0.1 million annually. Although management believes that this analysis is indicative of our existing interest rate sensitivity at March 31, 2012, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

As of March 31, 2012, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended March 31, 2012 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2011.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of equity securities during the three months ended March 31, 2012.

Issuer Purchases of Equity Securities

For the quarter ended March 31, 2012, as a part of our dividend reinvestment plan for our common stockholders, we purchased 2,599 shares of our common stock for approximately $19,515 in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines repurchases of our common stock during the quarter ended March 31, 2012.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2012	647	$7.15	—	—
February 2012	703	$7.89	—	—
March 2012	1,249	$7.48	—	—
Total	2,599	$7.51	—	—

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

On May 7, 2012, we entered into the Waiver and Second Amendment to the Second Amended and Restated Loan Agreement with FCC, LLC, d/b/a First Capital (the "Credit Facility Amendment"), which waived a technical default of a fixed charge coverage ratio requirement (the "Fixed Charge Coverage Requirement") and replaced such Fixed Charge Coverage Requirement with a requirement to maintain a specified level of earnings before interest expense, taxes, depreciation and amortization. The Credit Facility Amendment is attached to this Form 10-Q as exhibit 10.9 and is incorporated herein by reference.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement**
3.2	Bylaws*
4.1	Form of Common Stock Certificate*
4.2	Form of Note Agreement for Senior Unsecured Notes*
4.3	Form of Senior Unsecured Note*
10.1	Form of Dividend Reinvestment Plan*
10.2	Form of Second Amended and Restated Loan and Security Agreement by and between the Registrant and FCC, LLC d/b/a First Capital**
10.3	Investment Advisory Agreement by and between Registrant and Full Circle Advisors, LLC*
10.4	Administration Agreement by and between Registrant and Full Circle Service Company, LLC*
10.5	Form of Indemnification Agreement by and between Registrant and each of its directors*
10.6	Trademark License Agreement by and between Registrant and Full Circle Advisors, LLC*
10.7	Form of Purchase and Sale Agreement by and between Registrant, Full Circle Partners, LP, Full Circle Fund, Ltd., Full Circle Offshore, LLC, and FCC, LLC d/b/a First Capital**
10.8	First Amendment to the Second Amended and Restated Loan and Security Agreement by and between the Registrant and FCC, LLC d/b/a First Capital***
10.9	Waiver and Second Amendment to Second Amended and Restated Loan and Security Agreement by and between the Registrant and FCC, LLC d/b/a First Capital
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-166302) filed on August 5, 2010.
**	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File No. 333-166302) filed on August 26, 2010.
***	Incorporated by reference to Registrant’s current report on Form 8-K (File No. 814-000809) filed on January 27, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL CIRCLE CAPITAL CORPORATION

Date: May 10, 2012	By:	/s/ John E. Stuart
John E. Stuart, Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 10, 2012	By:	/s/ William E. Vastardis
William E. Vastardis, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

