Form 10-K
period 2012-06-30
Full Circle Capital Corp
filed 2012-09-14
CIK 1490013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-00809

Full Circle Capital Corporation

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MARYLAND	27-2411476
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Westchester Ave., Suite S-620, Rye Brook, NY	10573
(Address of principal executive office)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:

(914) 220-6300

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NASDAQ Capital Market

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑

The aggregate market value of common stock beneficially owned by non-affiliates of the Registrant on December 31, 2011, based on the closing price on that date of $6.99 on the NASDAQ Capital Market, was $36,905,438. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 6,219,382 shares of the Registrant’s common stock outstanding as of September 13, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

i

PART I

Item 1. Business

Full Circle Capital Corporation (“Full Circle Capital,” the “Company,” or “we”), a Maryland corporation formed in April 2010, is an externally managed non-diversified closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We are managed by Full Circle Advisors, LLC (“Full Circle Advisors” or our “investment advisor”) and Full Circle Service Company, LLC (“Full Circle Service Company” or our “administrator”) provides the administrative services necessary for us to operate.

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

Our investments generally range in size from $3 million to $10 million; however, we may make larger or smaller investments from time to time on an opportunistic basis. We focus primarily on senior secured loans and “stretch” senior secured loans, also referred to as “unitranche” loans, which combine characteristics of traditional first-lien senior secured loans and second-lien or subordinated loans. We believe that having a first lien, senior secured position provides us with greater control and security in the primary collateral of a borrower and helps mitigate risk against loss of principal should a borrower default. Our stretch senior secured loans typically possess a greater advance rate against the borrower’s assets and cash flow, and accordingly carry a higher interest rate and/or greater equity participation, than traditional senior secured loans. This stretch senior secured loan instrument can provide borrowers with a more efficient and desirable solution than a senior bank line combined with a separate second lien or mezzanine loan obtained from another source. We also invest in mezzanine, subordinated or unsecured loans. In addition, we may acquire equity or equity related interests from a borrower along with our debt investment. We attempt to protect against risk of loss on our debt investments by securing most of our loans against a significant level of tangible or intangible assets of our borrowers, which may include accounts receivable and contracts for services, and obtaining a favorable loan-to-value ratio, and in many cases, securing other financial protections or credit enhancements, such as personal guarantees from the principals of our borrowers, make well agreements and other forms of collateral, rather than lending predominantly against anticipated cash flows of our borrowers. We believe this allows us more options and greater likelihood of repayment from refinancing, asset sales of our borrowers and/or amortization.

We generally seek to invest in smaller and lower middle-market companies in areas that we believe have been historically under-serviced, especially during and after the 2008/2009 credit crisis. These areas can include industries that are outside the focus of mainstream institutions or investors due to required industry-specific knowledge or are too small to attract interest from larger investment funds or other financial institutions. Because we believe there are fewer banks and specialty finance companies focused on lending to these smaller and lower middle-market companies, we believe we can negotiate more favorable terms on our debt investments in these companies than those that would be available for debt investments in comparable larger, more mainstream borrowers. Such favorable terms may include higher debt yields, lower leverage levels, more significant covenant protection or greater equity grants than typical of other transactions.

We were formed to continue and expand the business of Full Circle Partners, LP and Full Circle Fund, Ltd. (collectively, the “Legacy Funds”), which were formed in 2005 and 2007, respectively. In connection with our initial public offering in August 2010, we acquired a portfolio of investments (the “Legacy Portfolio”), valued at approximately $72 million, from the Legacy Funds in exchange for shares of our common stock and senior unsecured notes (the “Distribution Notes”).

The Investment Adviser

We are managed by Full Circle Advisors, whose investment committee members have an average of nearly 19 years of experience financing and investing in smaller and lower middle-market companies. Full Circle Advisors is an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Full Circle Advisors’ investment committee also presently manages Full Circle Funding, LP, a specialty lender serving smaller and lower middle-market companies. The investment committee has to date originated approximately $270 million in loans and investments in 53 distinct borrowers since inception of Full Circle Funding, LP in 2005 and through activities at Full Circle Advisors since August 2010. The existing investment funds managed by Full Circle Funding, LP, which currently consist of the Legacy Funds, have been fully committed and are no longer making investments in new opportunities. The Legacy Funds are expected to be wound down as their remaining investments mature. Full Circle Funding, LP and other affiliates of our investment adviser may manage other funds and accounts in the future.

We benefit from the proven ability of our investment adviser’s investment committee to identify attractive investment opportunities, conduct diligence on and value prospective investments, negotiate terms, secure collateral against our loans and manage and monitor a diversified portfolio of those investments. Our investment adviser’s investment committee members have broad investment backgrounds, with prior experience at investment banks, commercial banks, unregistered investment funds and other financial services companies, and have collectively developed a broad network of contacts to provide us with our principal source of investment opportunities.

Our investment adviser is controlled and led by John E. Stuart, our President and Chief Executive Officer. Mr. Stuart is assisted by Stephen J. Healey, Lawrence Chua and Crandall Deery, who each serve as a Vice President of Full Circle Advisors. We consider Messrs. Stuart, Healey, Chua and Deery to be Full Circle Advisors’ investment committee.

Business Strategy

Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We have adopted the following business strategies to achieve our investment objective:

•	Deliver Flexible Financing Solutions. We believe our ability to provide a broad range of flexible debt financing solutions to smaller and lower middle-market companies sets us apart from other capital providers. We offer to our portfolio companies debt financing facilities that, combined with our ability to recognize the underlying value and security of diverse types of traditional and non-traditional asset-based collateral, we believe allows us to provide flexible facilities to fit the capital requirements of each borrower. We believe that our focus on providing senior secured and stretch senior loans provides a more efficient and less complicated capital structure and source of capital for borrowers. We also believe that it maximizes our control of and exposure to asset-based collateral coverage as security for our loans, thereby greatly reducing our risk of possible losses due to deterioration in a borrower’s performance.
•	Target Smaller and Lower Middle-Market Companies. We generally provide capital to our portfolio companies for growth capital, acquisition financing and refinancing of existing debt facilities. We believe our target portfolio companies are generally involved in industries or markets that are under-followed or serviced because they are either less visible to mainstream institutions or investors, or are too small or localized for larger financial institutions or larger funds, particularly those that lack the requisite industry-specific knowledge and expertise. We believe there have historically been fewer banks and finance companies focused on lending to these types of smaller and lower middle-market companies. As a result, we believe we can negotiate terms on loans to these types of companies that generally possess better risk-adjusted return profiles than terms on loans to larger, more mainstream companies. Such favorable terms may include higher debt yields, lower leverage levels, more significant covenant protection and/or greater equity grants than typical of transactions involving larger companies. We generally seek to avoid competing directly with other capital providers with respect to specific transactions in order to avoid the less favorable terms we believe are typically associated with such competitive bidding processes.

•	Focus on Senior Secured Lending and Structuring of Investments to Minimize Risk of Loss. We seek to structure our loan investments on a favorable loan-to-value (“LTV”) exposure based on underlying collateral or enterprise value with high cash yields, cash origination fees, low leverage levels and strong investment protections. We generally seek to protect against risk of loss on our debt investments by securing most of our loans against a significant level of tangible or intangible assets of our borrowers, obtaining a favorable LTV ratio or other financial protections or credit enhancements, rather than lending predominantly against anticipated cash flows of borrowers. We believe this provides us with more options and a greater likelihood of repayment from both cash flow and/or asset sales.
•	Structure Loans with Superior Security and Asset Protection. Our loan instruments and documentation focus on favorable lender protections with security over the collateral, financial and other covenants and rigorous reporting requirements on behalf of our borrowers. We monitor covenant and other loan compliance on a monthly and quarterly basis and personnel from our investment adviser will have periodic field exams performed at the borrower level. We utilize both term debt and revolving loan structures and, accordingly, often seek to maintain control of our borrowers’ cash receipts from revenues as additional security for our positions. As of June 30, 2012, we had lockbox or dominion of cash, or account control agreements, on all of the borrowers in our portfolio, as calculated by principal amount, fair value and annual revenue. Such amounts are not inclusive of our holdings of United States Treasury Bills. In addition, we may seek credit enhancements, such as personal guarantees from a borrower’s principal owners or “make well” features to provide us with additional equity in the event of underperformance. We may also seek a pledge of stock or other assets from a borrower or its operating subsidiaries.
•	Pursue Attractive Risk Adjusted Returns. As of June 30, 2012, the weighted average annualized yield of the debt investments comprising our portfolio was approximately 12.93%. In the future, a component of our interest may be in the form of payment-in-kind, or “PIK,” interest. PIK interest represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term and recorded as interest income on an accrual basis to the extent such amounts are expected to be collected. For additional information regarding PIK interest and related risks, see “Risk Factors — Risks Relating to Our Business and Structure — We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.” The 24 individual debt investments from 16 distinct borrowers, included in our portfolio, averaged a LTV ratio of approximately 62% as of June 30, 2012 (i.e., each $62 of loan value outstanding is secured by $100 of collateral value). Although it is subject to fluctuation, we believe this LTV ratio, which measures the aggregate amount of our loan positions against the aggregate amount of primary collateral value pledged by our borrowers as security against our loans, reflects the relative strength of the debt investments comprising our portfolio. Finally, our debt investments are designed to have strong protections beyond repayment from cash flow and asset liquidation coverage, including default penalties, information rights, and affirmative, negative and financial covenants, such as lien protection and prohibitions against change of control. We believe this level of collateral protection helps minimize against the risk of loss, even if a loan goes into default.
•	Leveraging the Skill, Experience and Resources of Full Circle Advisors’ Investment Committee. Full Circle Advisors’ investment committee members have an average of approximately 19 years of experience financing and investing in smaller and lower middle-market companies. The investment committee members have broad investment and operational backgrounds, with prior experience at specialty finance companies, investment management firms, private equity investment funds, investment banks and other financial services companies. We believe their expertise in analyzing, valuing, structuring, negotiating, closing, monitoring and restructuring transactions should provide us with a competitive advantage by allowing us to consider customized financing solutions and non-traditional and complex structures. We believe this experience should also be valuable when we have to work with stressed and distressed credits.

•	Balanced Investing Across Industries with Expertise. While we seek to maintain a portfolio of investments that is appropriately balanced among various companies, industries, geographic regions and end markets, we focus our investing activities on certain areas that we believe maintain favorable asset coverage positions, including the media, communications and business services industries. We believe that the stable, long term asset values that may be found in many of the industries in which we invest can provide us with significant collateral protection on our loans, in contrast to taking some of the risks of repayment attendant to relying exclusively on a borrower’s current cash flows. Going forward, we intend to seek to maintain a balanced portfolio to mitigate the potential effects of negative economic events for particular companies, regions and industries.
•	Capitalize on Strong Transaction Sourcing Network. Our investment adviser’s investment committee seeks to leverage their extensive network of referral sources for investments in smaller and lower middle-market companies. We believe through their prior investment experience, the investment committee members have collectively developed a reputation in our target market and in the industries in which we invest as a responsive, efficient and reliable source of flexible financing.
•	Employ Disciplined Underwriting Policies and Rigorous Portfolio Management. We directly originate most of our investments, which, in our experience, generally allows us to pursue a more rigorous due diligence examination of the investments than if we invest as part of a lending syndicate led by others. Our investment adviser’s investment committee has developed an extensive underwriting due diligence process which includes a review of the prospects, competitive position, financial performance and industry dynamics of each potential portfolio company. In underwriting a potential borrower, they engage in a variety of quantitative and qualitative stress tests, and analyze our ability to successfully liquidate a favorable collateral package underlying a loan in the event of default. These processes continue during the portfolio monitoring process, when our investment adviser will, depending on the borrower, analyze monthly and/or quarterly financial statements versus the previous periods and year, review financial projections, conduct field examinations, meet with management, attend board meetings, review all compliance certificates and covenants and regularly assess the financial and business conditions and prospects of borrowers.

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

•	Competitive Edge and Skill Set. Our core strength of providing efficient and flexible lending solutions to smaller and lower middle-market companies requires a market approach and skill set that we believe is generally not found in larger or more localized regional lenders. We believe that many of the companies we target operate in industries that are less visible or too specialized for larger mainstream institutions or investors, or alternatively, require too little funding or are too localized for larger financial institutions to consider, particularly in cases where those institutions lack the requisite industry-specific knowledge and expertise. From 1992 through 2011, loan composition for banks sized greater than $1 billion in assets showed a decline of commercial and industrial loans from 30% of net loans to 20% of net loans while real estate lending grew from 39% of net loans to 52% of net loans. Accordingly, we believe that many potential competitive bank lenders lack the personnel or lending experience required to address the strong market demand for commercial and industrial lending. Data reported by the Federal Reserve corroborates a supply and demand imbalance for loans to smaller companies. The July 2012 Senior Loan Officer Opinion

Survey on Bank Lending Practices reported that larger domestic banks noted stronger demand for loans during the second quarter of 2012. While domestic banks have reported easing of lending standards to large and middle-market firms, standards on loans to small firms (defined as those with annual sales of less than $50 million) were little changed on balance for the fourth consecutive survey. In addition, the report stated that lending standards at U.S. branches and agencies of foreign banks continued to tighten for commercial and industrial loans to small firms, while domestic banks continued to report a rise in the number of inquiries from potential business borrowers regarding new or increased credit lines. Additionally, the report stated that a majority of domestic banks have recently reported stronger demand for commercial and industrial loans due to increases in customers' funding needs related to inventories, accounts receivable, investment in plant or equipment and mergers and acquisitions. We believe these bank lending market conditions will continue the existing funding gaps for firms comprising our target market. Additionally, we believe our strengths include the ability to originate, underwrite and manage a more labor intensive portfolio consisting of debt investments in smaller companies, and to operate underwriting, due diligence and loan portfolio management activities.
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

•	More Conservative Deal Structures. As a result of, and in the aftermath of, the recent credit crisis, we believe lenders are mandating less leverage, more equity and tighter loan covenants than what had previously been customary. We believe that lower purchase prices for assets and lower debt multiples, combined with greater equity cushions beneath loans, allows for greater cash flow for debt service, creating faster loan repayments despite overall higher debt costs to borrowers. We believe this aspect provides considerable cushion against underperformance and default of borrowers as well as faster de-risking of loan positions as credit statistics improve over the term of the loan facilities.
•	Attractive Return Profile. We believe the reduced access to, and reduced availability of, debt capital has decreased competition in smaller to lower middle-market lending which had already become less competitive and more fragmented prior to the credit crisis, resulting in a better market for loan pricing. We believe that the withdrawal of many traditional senior lenders from the market, combined with reduced advance rates and leverage levels, allows for stretch senior lenders to charge rates that typically reflect mezzanine or subordinated structures for entire facilities, while maintaining first lien senior secured positions over the loan collateral provided by the borrowers. Our investment adviser’s investment committee has experienced this attractive return environment since the onset of the credit crisis in the second half of 2008, when transactions originated by them saw increased returns from interest and fees charged, as well as more meaningful warrant participations.

Investments

We engage in various investment strategies in order to achieve our overall lending and investment objectives. The strategy we select depends upon, among other things, market opportunities, the skills and experience of our investment adviser’s investment committee and our overall portfolio composition. Our strategies generally seek to provide current cash yields and favorable loan-to-value ratios, or other financial guarantees or credit enhancements with respect to loan collateral. Many of our debt investments offer the opportunity to participate in a borrower’s equity performance through warrant participation, equity related success fees, direct equity ownership or otherwise, and many notes that we purchase require the borrower to pay an early termination fee. Collectively, these attributes have been, and are expected to be, an important contributor to the returns generated by our investment adviser’s investment committee.

Full Circle Advisors’ investment committee uses a disciplined investment, portfolio monitoring and risk management process which emphasizes strict underwriting standards and guidelines, strong due diligence investigation, regular position review and analysis, and proper investment diversification. They allocate capital among different investment sectors on the basis of relative risk/reward profiles as a function of their associated downside risk, volatility, perceived fundamental risk and liquidity.

Types of Investments

We target debt investments that yield meaningful current income and, in many cases, provide the opportunity for capital appreciation through equity securities.

Debt Investments

Full Circle Advisors’ investment committee tailors the terms of each debt investment to the facts and circumstances of the transaction and prospective portfolio company, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. As of June 30, 2012, our debt investments were secured by first, and in some cases second, priority liens on the assets of the portfolio company. Our primary source of return is the monthly cash interest we collect on our debt investments.

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

Full Circle Advisors’ investment committee typically structures debt investments to include covenants that seek to minimize the risk of capital loss. These debt investments generally have strong protections, including default penalties, information rights, board observation rights, and affirmative, negative and financial covenants, such as lien protection and prohibitions against change of control. These debt investments also have substantial prepayment penalties designed to extend the average life of the loans, which we believe will help to grow our portfolio.

Equity Investments

When we make a debt investment, we may be granted equity participation in the form of three to five year warrants to purchase common equity in the company in the same class of security that the owners or equity sponsors receive upon funding. In addition, we may make equity investments or structure a profit sharing arrangement in conjunction with a loan transaction with a borrower. Full Circle Advisors’ investment committee generally seeks to structure our equity investments, such as direct equity co-investments, to provide us with minority rights provisions and event-driven put rights. They also seek to obtain limited registration rights in connection with these investments, which may include “piggyback” registration rights.

Senior Secured Lending Focus

In most cases, our investment adviser’s investment committee attempts to protect against risk of loss on our debt investments by making senior loans secured by the assets of our borrowers, and obtaining favorable loan-to-value ratios or other financial protections or credit enhancements, rather than lending exclusively against “cash flows.” Loans may be backed by a variety of types of tangible and intangible assets, including, but not limited to, lease obligations, royalty interests, commercial account receivables, contractual revenue and payment rights (including contacts providing for recurring monthly revenue streams), settlements, franchise rights, licenses, permits, mortgages, easements and other real property interests, and other tangible personal property, and intangible property such as intellectual property and patents. Our debt investments typically have a first, and in some cases a second, priority senior security interest in the operative assets of the borrower and collateral assignment of rights and contracts, though we also may make mezzanine and equity investments where we believe the risk and reward, and level of security, warrants such an investment. As an asset-based lender, we seek to provide working capital lines to borrowers secured by accounts receivable, inventory, machinery and equipment, real estate and in some cases, intellectual property or brand values. These facilities will typically be comprised of a borrowing base formula and include revolving loans and term loans as part of their structures.

Our investment focus may shift over time, consistent with our overall lending and investment objectives, and desire for senior secured loans with some level of collateral protection.

Invested Industries

Our portfolio contains investments in a variety of industries where some aspect of tangible or intangible asset is available for collateral protection. Our portfolio contains a number of investments in the media, communications and business services industries, as a result of the Legacy Portfolio’s emphasis, and the focus and prior investing experience of our investment adviser’s investment committee, in those sectors. However, these industries are not our only focus, and we seek prospective investments in other commercial and industrial and sectors. As a result, we expect that the relative portion of our portfolio invested in the media and communications and business services industries may decrease over time.

As of June 30, 2012, approximately 24% and 11% of our portfolio consists of loans to and investments in companies involved in the communications industry (such as companies that provide digital video satellite and broadband service to multiple dwelling units) and media industry (such as outdoor advertising and radio broadcasting companies), respectively. Such percentages are not inclusive of our holdings of United States Treasury Bills. Our investment adviser’s investment committee has extensive experience in the media and communication sectors. We believe that these sectors present significant investment opportunities that possess attractive loan attributes. These include, but are not limited to, long-term tangible and intangible assets, the ability to perfect our security interest in the collateral, relatively stable revenue and cash flow profile, the ability to foreclose on and transport the underlying collateral should we need to take control of it, and a broad market of participants to purchase or operate the business and assets in the event of foreclosure.

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

As of June 30, 2012, approximately 35% of our portfolio consists of loans to and investments in companies involved in the broader business services industry (such as companies that provide services related to data and information, information retrieval and asset recovery). Such percentage is not inclusive of our holdings of United States Treasury Bills. These companies typically provide a range of services to customers and such services are generally characterized by their non-discretionary spending nature, contracts of varying length which provide recurring monthly revenues and contracts or services that can be sold or assigned to another provider upon liquidation or sale of a business.

As of June 30, 2012, approximately 19% of our portfolio consists of loans to and investments in companies involved in industrial manufacturing. Such percentage is not inclusive of our holdings of United States Treasury Bills. We believe that this sector can present significant investment opportunities that possess attractive loan attributes. These include, but are not limited to, long-term tangible assets, the ability to perfect our security interest in the collateral and attractive risk exposure when viewed on a debt to EBITDA basis.

Investment Selection

Our investment adviser’s investment committee is responsible for all aspects of our investment process. The current members of the investment committee are John Stuart, our President and Chief Executive Officer, and Stephen Healey, Lawrence Chua and Crandall Deery, who each serve as a Vice President of Full Circle Advisors. While the investment strategy involves a team approach, whereby potential transactions are screened by various members of the investment committee, Mr. Stuart must approve of all investments in order for them to proceed. The stages of our investment selection process are as follows:

Deal Generation/Origination

Deal generation and origination is maximized through long-standing and extensive relationships with industry contacts, brokers, commercial and investment bankers, entrepreneurs, services providers such as lawyers and accountants, as well as current and former clients, portfolio companies and investors. Our investment adviser’s investment committee supplements these lead generators by also utilizing broader marketing efforts, such as attendance at prospective borrower industry conventions, an active calling effort to smaller private equity firms and sponsors, and through web presence and search tool optimizations. They also focus their deal generation and origination efforts on smaller and lower middle-market companies. Our investment adviser’s investment committee has developed a reputation as a knowledgeable and reliable source of capital, providing value-added industry advice and financing assistance to borrowers’ businesses.

Screening

In screening potential investments, our investment adviser’s investment committee utilizes the same value-oriented investment philosophy they employed in their work with the Legacy Funds and commits resources to managing downside exposure.

Portfolio Company Characteristics

We have identified several criteria that we believe are important in identifying and investing in prospective portfolio companies. These criteria provide general guidelines for our investment adviser’s investment committee’s decisions; however, not all of these criteria will be met by each prospective portfolio company in which they choose to invest. Generally, our investment adviser seeks to utilize its access to information generated by its investment committee to identify investment candidates and to structure investments quickly and effectively.

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

Due Diligence.  Our investment adviser conducts diligence on prospective portfolio companies consistent with the approach its investment committee adopted in their work with the Legacy Funds. We believe that the investment committee has a reputation for conducting extensive due diligence investigations in their investment activities. In conducting due diligence, our investment adviser uses publicly available information as well as information from its relationships with former and current management teams, consultants, competitors and investment bankers.

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

Upon the completion of due diligence and a decision to proceed with an investment in a company, the investment professionals leading the investment present the investment opportunity to our investment adviser’s investment committee, which then determines whether to pursue the potential investment. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent accountants prior to the closing of the investment, as well as other outside third-party advisers, as appropriate. Any fees and expenses incurred by Full Circle Advisors in connection with due diligence investigations undertaken by third parties are subject to reimbursement by Full Circle Capital, if not otherwise reimbursed by the prospective borrower, which reimbursements are in addition to any management or incentive fees payable under our Investment Advisory Agreement to Full Circle Advisors. While the investment strategy involves a committee approach, Full Circle Capital may not enter into a transaction without the prior approval of Mr. Stuart.

Ongoing Relationship with Portfolio Companies

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may also receive fees for these services. Full Circle Service Company provides such managerial assistance on our behalf to portfolio companies that request this assistance. With regard to our control investments in Texas Westchester Financial, LLC and The Finance Company, LLC, we provided managerial assistance during the year ended June 30, 2012 for which no fees were charged. Our Chief Executive Officer and President, John Stuart, currently serves as a director of The Finance Company, LLC. As of June 30, 2012, none of our other portfolio companies had accepted our offer for managerial assistance.

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

Our investment adviser monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. As of June 30, 2012, the weighted average investment rating on the fair market value of our portfolio was 3.30. In connection with our valuation process, our investment adviser reviews these investment ratings on a quarterly basis, and our Board of Directors affirms such ratings. The investment rating of a particular investment should not, however, be deemed to be a guarantee of the investment’s future performance.

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

The following is a representative list of the industries in which we have invested:

• Aerospace Parts Plating and Finishing	• Art Dealers	• Asset Recovery Services
• Beverages	• Cable TV / Broadband Services	• Consumer Financing
• Equipment Rental Services	• Healthcare Services	• Industrial Metal Treatings
• Information and Data Services	• Information Retrieval Services	• Medical Transcription Services
• Munitions	• Outdoor Advertising Services	• Radio Broadcasting
• Real Estate Management Services	• Staffing Services

At June 30, 2012, our portfolio was invested approximately 93% in senior secured loans, 5% in subordinated secured loans and the remaining 2% in limited liability companies and equity warrants. Such percentages are not inclusive of our holdings of United States Treasury Bills.

TEN LARGEST PORTFOLIO INVESTMENTS AS OF JUNE 30, 2012

Our ten largest portfolio company investments at June 30, 2012, based on the combined fair value of the debt and equity securities we hold in each portfolio company, were as follows:

		At June 30, 2012
Portfolio Company	Industry	Cost	Fair Value	% of Net Asset Value
Ygnition Networks, Inc.	Cable TV/Broadband Services	$11,999,781	$11,171,761	20.9%
MDU Communications (USA), Inc.	Cable TV/Broadband Services	6,730,298	6,528,812	12.2
Blackstrap Broadcasting, LLC	Radio Broadcasting	6,455,688	6,316,300	11.8
The Finance Company, LLC	Consumer Financing	5,733,829	6,228,151	11.6
Employment Plus, Inc.	Staffing Services	5,000,000	5,000,000	9.4
Coast Plating, Inc.	Aerospace Parts Plating and Finishing	4,989,442	4,949,115	9.3
ProGrade Ammo Group LLC	Munitions	6,371,517	4,895,178	9.2
Matt Martin Real Estate Management, LLC	Real Estate Management Services	4,104,413	4,104,413	7.7
iMedX, Inc.	Medical Transcription Services	4,023,243	4,070,965	7.6
CSL Operating, LLC	Industrial Metal Treatings	3,986,708	3,902,333	7.3
Total		$59,394,919	$57,167,028	107.0%

For a description of the factors relevant to the values of the above portfolio investments for the year ended June 30, 2012, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”

Set forth below are descriptions of the ten largest portfolio investments as of June 30, 2012:

Ygnition Networks, Inc.

Ygnition Networks Inc. (“Ygnition”) provides digital satellite television, high speed internet, voice over IP and other information and communication services, primarily to residents living in the United States multi-dwelling unit MDU market. Ygnition derives revenue through the sale of subscription services to owners and residents of MDUs under long-term right of entry agreements.

MDU Communications (USA) Inc.

MDU Communications (USA) Inc. provides digital satellite television, high speed internet, voice over IP and other information and communication services, primarily to residents living in the United States MDU market. MDU Communications (USA) derives revenue through the sale of subscription services to owners and residents of MDUs under long-term right of entry agreements.

Blackstrap Broadcasting, LLC

Blackstrap Broadcasting, LLC (“Blackstrap”) engages in radio broadcasting activities through its ownership and operations of two AM radio stations in the New York, NY and Boston, MA markets. Blackstraps’s stations are operated on a brokered time model whereby blocks of broadcast time are sold under fixed price, multi-year contracts to independent programmers.

The Finance Company, LLC

The Finance Company, LLC operates under the “Cashwell” trade name. It provides consumer installment loan programs in South Carolina.

Employment Plus, Inc.

Employment Plus, Inc., (“EPI”) is a human resources solutions firm headquartered in Bloomington, Indiana. Founded in 1993, EPI has grown to over 98 locations across 18 states. EPI offers both temporary and permanent staffing solutions for administrative, call center, customer service, manufacturing, industrial, assembly and warehouse positions.

Coast Plating, Inc.

Coast Plating, Inc. (“Coast”) is a provider of metal processing and metal finishing services for the aerospace and defense industries. The company's core services include non-destructive testing (NDT), cleaning, anodizing, chemical conversions and painting. Coast is based in Gardena, California and operates another facility in Carson, California.

ProGrade Ammo LLC

ProGrade Ammo LLC (“ProGrade”) and its affiliates, based in Montana, are manufacturers and distributors of small arms ammunition and components. ProGrade provides ammunition, accessories and components to retail outlets, ammunition manufacturers, and law enforcement agencies.

Matt Martin Real Estate Management LLC

Matt Martin Real Estate Management LLC, specializes in real property marketing and management activities as well as financial services for the real estate and mortgage industries. In June 2010, the company, based in Arlington, Virginia, was awarded three contracts by the U.S. Department of Housing and Urban Development, a division of the Federal Housing Administration, as an Asset Manager commissioned to manage the disposition of HUD-owned homes.

iMedX, Inc.

iMedX, Inc. is a healthcare software and services company that provides medical transcription services to the small physician practice (1 to 3 physicians) and medical clinic markets. The company, headquartered in Shelton, Connecticut, also has operations in South Point, Ohio and three major cities in India.

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

The base management fee is calculated at an annual rate of 1.75% of our gross assets, as adjusted. For services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets, as adjusted, at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter will be appropriately pro-rated. Our investment adviser waived the portion of the base management fee that exceeded 1.50% of Full Circle Capital’s gross assets, as adjusted, from the time we commenced operations to August 31, 2011, when such waiver expired.

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

Percentage of pre-incentive fee net investment income allocated to Full Circle Advisors

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees with respect to each of the investments in our portfolio. For accounting purposes only, in order to reflect the theoretical capital gains incentive fee that would be payable for a given period as if all unrealized gains were realized, we will accrue a capital gains incentive fee based upon realized capital gains and losses during the current calendar year through the end of the period, plus any unrealized capital appreciation and depreciation as of the end of the period. It should be noted that a fee so calculated and accrued would not necessarily be payable under the Investment Advisory Agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods.

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

Incentive fee = 100% × “catch-up” + (20% × (pre-incentive fee net investment income – 2.1875%))

Catch-up = 2.1875% – 1.75%

= 0.4375%

Incentive fee = (100% × 0.4375%) + (20% × (2.3625% – 2.1875%))

= 0.4375% + (20% × 0. 175%)

= 0.4375% + 0.035%

= 0.4725%

*	The hypothetical amount of pre-incentive fee net investment income shown is based on a percentage of total net assets.
(1)	Represents 7% annualized hurdle rate.
(2)	Represents 1.75% annualized management fee.
(3)	Excludes organizational and offering expenses.
(4)	The “catch-up” provision is intended to provide the investment adviser with an incentive fee of 20% on all of Full Circle Capital’s pre-incentive fee net investment income as if a hurdle rate did not apply when its net investment income exceeds 2.1875% in any calendar quarter.

Example 2: Capital Gains Portion of Incentive Fee:

Alternative 1:

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)
•	Year 2: Investment A sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million
•	Year 3: FMV of Investment B determined to be $25 million
•	Year 4: Investment B sold for $31 million

The capital gains portion of the incentive fee would be:

•	Year 1: None
•	Year 2: $6 million capital gains incentive fee ($30 million realized capital gains on sale of Investment A multiplied by 20%)
•	Year 3: None ($5 million (20% multiplied by ($30 million cumulative capital gains less $5 million cumulative capital depreciation)) less $6 million (previous capital gains fee paid in Year 2))
•	Year 4: $200,000 capital gains incentive fee ($6.2 million ($31 million cumulative realized capital gains multiplied by 20%) less $6 million (capital gains fee taken in Year 2))

Alternative 2:

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)
•	Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million
•	Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million
•	Year 4: FMV of Investment B determined to be $35 million
•	Year 5: Investment B sold for $20 million

The capital gains incentive fee, if any, would be:

•	Year 1: None
•	Year 2: $5 million capital gains incentive fee (20% multiplied by $25 million ($30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B))
•	Year 3: $1.4 million capital gains incentive fee(1) ($6.4 million (20% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $5 million capital gains fee received in Year 2)
•	Year 4: $0.6 million capital gains incentive fee ( $7.0 million (20% multiplied by $35 million ($35 million cumulative realized capital gains)) less $6.4 million cumulative capital gains fee paid in Year 2 and Year 3)
•	Year 5: None ($5 million (20% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $7.0 million cumulative capital gains fee paid in Year 2, Year 3, and Year 4)

(1)	As illustrated in Year 3 of Alternative 1 above, if the Company were to be wound up on a date other than December 31 of any year, the Company may have paid aggregate capital gain incentive fees that are more than the amount of such fees that would be payable if the Company had been wound up on December 31 of such year.

Payment of Our Expenses

The investment committee of our investment adviser and their respective staffs, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by Full Circle Advisors. We bear all other costs and expenses of our operations and transactions, including (without limitation):

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

Our Investment Advisor had agreed to reimburse us for any operating expenses, excluding interest expenses, investment advisory and management fees, and organizational and offering expenses, in excess of 2% of our net assets for the first twelve months following the completion of the initial public offering, which occurred on August 31, 2010. This agreement was extended through September 30, 2011 and expired on such date.

Duration and Termination

Our Board of Directors initially approved the Investment Advisory Agreement on July 8, 2010 and reapproved such agreement on June 27, 2012. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year to year if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not parties to such agreement or who are not “interested persons” of any such party, as such term is defined in Section 2(a)(19) of the 1940 Act. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may also be terminated by either party without penalty upon not more than 60 days’ written notice to the other party. See “Risk Factors — Risks Relating to Our Business and Structure — Our investment adviser has the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

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

Board Approval of the Investment Advisory Agreement

Our Board of Directors determined at a meeting held on June 27, 2012 to re-approve the Investment Advisory Agreement. In its consideration of the re-approval of the Investment Advisory Agreement, the Board of Directors focused on current, historical and projected information it had received relating to, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to us by Full Circle Advisors over the term of the Investment Advisory Agreement;
•	comparative data with respect to advisory fees or similar expenses currently paid by other business development companies with similar investment objectives;
•	our historical and projected operating expenses and expense ratio compared to business development companies with similar investment objectives;
•	any existing and potential sources of indirect income to Full Circle Advisors or Full Circle Service Company from their relationships with us and the profitability of those relationships, including through the Investment Advisory Agreement and the Administration Agreement;
•	information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement;
•	the organizational capability and financial condition of Full Circle Advisors and its affiliates;
•	Full Circle Advisors’ practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to Full Circle Advisors; and
•	the possibility of obtaining similar services from other third party service providers or through an internally managed structure.

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

Administration Agreement

Full Circle Service Company, a Delaware limited liability company, serves as our administrator. The principal executive offices of Full Circle Service Company are located at 800 Westchester Ave., Suite S-620, Rye Brook, New York 10573. Pursuant to an Administration Agreement approved by our Board of Directors on June 27, 2012, Full Circle Service Company furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, Full Circle Service Company also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders. In addition, Full Circle Service Company assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of Full Circle Service Company’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the compensation of our Chief Financial Officer and our allocable portion of the compensation of any administrative support staff employed by the Administrator, directly or indirectly. Under the Administration Agreement, Full Circle Service Company will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

In addition to the above fees, certain administrative services previously provided by the Administrator are now performed by Vastardis for the Administrator for an annual fee of $112,457, paid quarterly in advance. Such services will be provided by the Administrator, rather than Vastardis, subsequent to September 15, 2012.

Additionally, we reimburse Full Circle Service Company for the fees charged by Vastardis Fund Services for the service of Mr. Vastardis as our Chief Financial Officer, Treasurer and Secretary at an annual rate of $250,000. Vastardis Fund Services agreed to cap its first year fees at $200,000 for administrative services to us, and at $100,000 for the service of Mr. Vastardis as our Chief Financial Officer, Treasurer and Secretary. These caps expired on August 31, 2011.

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

Our day-to-day investment operations are managed by Full Circle Advisors. Full Circle Advisors’ investment committee currently consists of Messrs. Stuart, Healey, Chua and Deery, its experienced senior investment professionals. Full Circle Advisors may hire additional investment professionals, based upon its needs. See “Business — Investment Advisory Agreement.”

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

Regulation

As a business development company, we are regulated by the 1940 Act. A business development company must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A business development company may use capital provided by public stockholders and from other sources to make long-term, private investments in businesses. A business development company provides stockholders the ability to retain the liquidity of a publicly traded stock while sharing in the possible benefits, if any, of investing in primarily privately owned companies.

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

We are not generally able to sell our common stock at a price below net asset value per share. See “Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a business development company affect our ability to raise additional capital and the way in which we do so. As a business development company, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.” We may, however, sell our common stock at a price below net asset value per share (i) in connection with a rights offering to our existing stockholders, (ii) with the consent of the majority of our common stockholders, or (iii) under such other circumstances as the SEC may permit. For example, we may sell our common stock at a price below the then current net asset value of our common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve our policy and practice of making such sales. In this regard, on December 21, 2011, our common stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of December 21, 2012 or our 2012 Annual Stockholders Meeting. The maximum number of shares issuable below net asset value in each offering is limited to 25% of our then outstanding common stock. Any such offering is subject to approval by our Board of Directors and its determination that the price at which our common stock to be issued and sold is not less than a price which closely approximates the market value of such common stock. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances. No such offerings have occurred as of the date of this filing.

We may be examined by the SEC for compliance with the 1940 Act.

As a business development company, we are subject to certain risks and uncertainties. See “Risk Factors  — Risks Relating to our Business and Structure.”

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

Managerial Assistance to Portfolio Companies

In addition, a business development company must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the business development company must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the business development company purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the business development company, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. We offer to provide managerial assistance to our portfolio companies.

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

Material U.S. Federal Income Tax Considerations

We have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, to qualify for RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses (the “Annual Distribution Requirement”).

Taxation as a Regulated Investment Company

If we:

•	qualify as a RIC; and
•	satisfy the Annual Distribution Requirement,

then we will not be subject to U.S. federal income tax on the portion of our income we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the “Excise Tax Avoidance Requirement”). We generally will endeavor in each taxable year to make sufficient distributions to our stockholders to avoid any U.S. federal excise tax on our earnings.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

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

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments issued with warrants, or carrying PIK interest or, in certain cases, increasing interest rates), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation (assuming we believe such amounts are ultimately collectable), regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash (assuming we believe such amounts are ultimately collectable), such as contractual PIK interest and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

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

Failure to Qualify as a Regulated Investment Company

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions made in taxable years beginning before January 1, 2013 would be taxable to our stockholders as ordinary dividend income that, subject to certain limitations, may be eligible for the 15% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

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

The determination of fair value and consequently, the amount of unrealized gains and losses in our portfolio, are to a certain degree, subjective and dependent on a valuation process approved by our Board of Directors. Certain factors that may be considered in determining the fair value of our investments include estimates of the collectability of the principal and interest on our debt investments and expected realization on our equity investments, as well as external events, such as private mergers, sales and acquisitions involving comparable companies. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. Our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our common stock based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of our investments will receive a lower price for their shares than the value of our investments might warrant.

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

Accomplishing our investment objective on a cost-effective basis is largely a function of our investment adviser’s handling of the investment process, its ability to provide competent, attentive and efficient services and our access to investments offering acceptable terms. In addition to monitoring the performance of our existing investments, our investment adviser’s investment committee may also be called upon, from time to time, to provide managerial assistance to some of our portfolio companies. These demands on their time may distract them or slow the rate of investment.

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

We compete for investments with other business development companies and investment funds (including private equity funds, mezzanine funds and small business investment companies), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, some competitors have a lower cost of capital and access to funding sources that are not available to us, including from federal government agencies through federal rescue programs such as the U.S. Department of Treasury’s Financial Stability Plan (formerly known as the Troubled Asset Relief Program) or the Small Business Administration. In addition, some of our competitors have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in smaller and lower middle-market companies is underserved by traditional commercial banks and other financing sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a business development company. We believe that certain of our competitors will make first and second lien loans with interest rates and returns that are comparable to or lower than the rates and returns that we target. Therefore, we do not seek to compete solely on the interest rates and returns that we offer to potential portfolio companies.

We are dependent upon Full Circle Advisors’ key personnel for our future success.

We depend on the diligence, skill and network of business contacts of Mr. Stuart, who serves with Messrs. Healey, Chua and Deery as members of the investment committee of Full Circle Advisors. Mr. Stuart, together with the other dedicated senior investment professionals available to Full Circle Advisors, evaluates, negotiates, structures, closes and monitors our investments. Our future success depends on the continued service of Mr. Stuart and the other senior investment professionals available to Full Circle Advisors. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead Mr. Stuart or any other such individual to terminate his relationship with us. The loss of Mr. Stuart or any of the other senior investment professionals who serve on Full Circle Advisors’ investment committee, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we can offer no assurance that Full Circle Advisors will continue indefinitely as our investment adviser.

The members of Full Circle Advisors’ investment committee are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time. We expect that Mr. Stuart will dedicate a significant portion of his time to the activities of Full Circle Capital; however, he may be engaged in other business activities which could divert his time and attention in the future.

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

Our executive officers and directors, as well as the current and any future members of our investment adviser, Full Circle Advisors, may serve as officers, directors or principals of other entities that operate in the same or a related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations may not be in the best interests of us or our stockholders. In addition, Full Circle Advisors’ investment committee presently manages Full Circle Funding, LP, a specialty lender serving smaller and lower middle-market companies. Although the existing investment funds managed by Full Circle Funding, LP, which currently consist of the Legacy Funds, are no longer making new investments, any affiliated investment vehicle formed in the future and managed by our investment adviser or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, Full Circle Advisors may face conflicts in allocating investment opportunities between us and such other entities. Although Full Circle Advisors will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by our investment adviser or an investment manager affiliated with our investment adviser. In any such case, when Full Circle Advisors identifies an investment, it will be forced to choose which investment fund should make the investment. Full Circle Advisors has implemented an allocation policy to ensure the equitable distribution of such investment opportunities consistent with the requirements of the 1940 Act.

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

The incentive fee payable by us to Full Circle Advisors may create an incentive for Full Circle Advisors to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fee payable to our investment adviser is calculated based on a percentage of our return on invested capital. In addition, our base management fee is calculated on the basis of our gross assets, including assets acquired through the use of leverage. This may encourage our investment adviser to use leverage to increase the aggregate amount of and the return on our investments, even when it may not be appropriate to do so, and to refrain from delevering when it would otherwise be appropriate to do so. Under certain circumstances, the use of leverage may increase the Company’s likelihood of default, which would impair the value of our common stock. In addition, the investment adviser will receive the incentive fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fee based on income, there will be no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, the investment adviser may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

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

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted, as a business development company, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least

200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. As of June 30, 2012, we had approximately $3.4 million of Distribution Notes outstanding, and had approximately $18.5 million outstanding and an additional $16.5 million of borrowing available under our $35 million revolving credit facility (the “Credit Facility”) with FCC, LLC d/b/a First Capital (“First Capital”). If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

The material financial terms of the Distribution Notes and the Credit Facility are as follows:

	Distribution Notes	Credit Facility
Approximate Principal Amount at June 30, 2012	$3.4 million(1)	$18.5 million(2)
Interest Rate	8%	LIBOR + 5.50%
Maturity Date	February 2014(3)	October 2012

(1)	Reflects approximate total principal amount of Distribution Notes outstanding as of June 30, 2012.
(2)	Reflects approximate total amount of borrowings outstanding as of June 30, 2012.
(3)	Subject to redemption by us at our election.

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

An inability to raise capital or access debt financing could negatively affect our business.

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

On January 22, 2012, we extended the Credit Facility to expire July 31, 2012, and on July 31, 2012, we re-extended the Credit Facility to expire on October 31, 2012. We cannot assure you that we will be able to further renew our Credit Facility, obtain other lines of credit or issue senior securities at all or on terms acceptable to us to replace our Credit Facility. If we are unable to further renew our Credit Facility or obtain other sources of capital, or are unable to repay amounts outstanding under any facilities or are declared in default, we may be unable to initiate significant originations or operate our business in the normal course. In particular, any default under our Credit Facility, or inability to extend or refinance it, could limit our ability to pay dividends until outstanding amounts are fully repaid. In such circumstances, among other things, we may be forced to sell assets at unfavorable prices and be unable to meet our distribution requirement, which could jeopardize our RIC status.

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

Although we have elected to be treated as a RIC under Subchapter M of the Code, no assurance can be given that we will be able to continue to qualify for and maintain RIC status. To maintain RIC tax treatment under the Code, we must meet the following annual distribution, income source and asset diversification requirements.

The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we may use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to make the required distributions, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

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

If we fail to qualify for RIC tax treatment for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

There is a risk that our stockholders may not receive distributions or that our distributions may not grow over time.

We intend to make distributions on a monthly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. See “Business — Regulation.”

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the origination of a loan or possibly in other circumstances, or contractual PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discounts or increases in loan balances as a result of contractual PIK arrangements will be included in income before we receive any corresponding cash payments. We are also required to include in income certain other amounts that we do not receive in cash.

Since, in certain cases, we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the annual distribution requirement necessary to maintain RIC tax treatment under the Code. In addition, since our incentive fee is payable on our income recognized, rather than cash received, we may be required to pay advisory fees on income before or without receiving cash representing such income. The base management fee we pay to our adviser may also increase in the event that the accrual of non-cash income results in an increase to the fair value of our investments. Accordingly, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities in order to pay advisory fees. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax. For additional discussion regarding the tax implications of a RIC, please see “Business — Material U.S. Federal Income Tax Considerations.”

We may in the future choose to pay dividends in our own stock, in which case you may be required to pay tax in excess of the cash you receive.

We may distribute taxable dividends that are payable in part in our stock. Under certain applicable provision of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of shareholders are treated as taxable dividends. The Internal Revenue Service has issued private rulings indicating that this rule will apply even if the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under these rulings, if too many shareholders elect to receive their distributions in cash, each such shareholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If we decide to make any distributions consistent with these rulings that are payable in part in our stock, taxable stockholders receiving such dividends will be required to include the full amount of the dividend (whether received in cash, our stock, or combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain dividend) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale.

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

We and our portfolio companies are subject to applicable local, state and federal laws and regulations, including, without limitation, federal immigration laws and regulations. New legislation may be enacted or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make, any of which could harm us and our stockholders, potentially with retroactive effect. Additionally, any changes to the laws and regulations governing our operations relating to permitted investments may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities. Such changes could result in material differences to the strategies and plans set forth herein and may result in our investment focus shifting from the areas of expertise of our investment adviser’s investment committee to other types of investments in which the investment committee may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.

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

Risks Relating to Our Investments

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

In addition, investing in smaller and lower middle-market companies involves a number of significant risks, including:

•	these companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;
•	they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•	they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•	they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies;
•	they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity; and
•	a portion of our income may be non-cash income, such as contractual PIK interest, which represents interest added to the loan balance and due at the end of the loan term. Instruments bearing PIK interest typically carry higher interest rates as a result of their payment deferral and increased credit risk. When we recognize income in connection with PIK interest, there is a risk that such income may become uncollectable if the borrower defaults.

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

Most of the loans in which we invest are not structured to fully amortize during their lifetime. Accordingly, if a borrower has not previously pre-paid its loan to us, a significant portion of the principal amount due on such a loan may be due at maturity. As of June 30, 2012, none of the Level 3 debt instruments in our portfolio, on a fair value basis, will fully amortize prior to maturity. In order to create liquidity to pay the final principal payment, borrowers typically must raise additional capital. If they are unable to raise sufficient funds to repay us or we have not elected to enter into a new loan agreement providing for an extended maturity, the loan will go into default, which will require Full Circle Capital to foreclose on the borrower’s assets, even if the loan was otherwise performing prior to maturity. This will deprive Full Circle Capital from immediately obtaining full recovery on the loan and prevent or delay the reinvestment of the loan proceeds in other, more profitable investments.

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

We invest primarily in privately held companies. Generally, little public information exists about these companies, and we are required to rely on the ability of Full Circle Advisors’ investment committee to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors. These factors could adversely affect our investment returns as compared to companies investing primarily in the securities of public companies.

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

Our portfolio may hold a limited number of portfolio companies. For example, the 5 largest investments in our portfolio as of June 30, 2012 represented 66% of the net assets of the Company. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments may be concentrated in relatively few companies. As our portfolio is less diversified than the portfolios of some larger funds, we are more susceptible to failure if a single loan fails. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.

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

As of June 30, 2012, our investments in the business services industry (such as companies that provide services related to data and information, information retrieval or asset recovery) represented approximately 35% of the fair value of our portfolio, our investments in the communications industry (such as companies that provide digital video satellite and broadband service to multiple dwelling units) represented approximately 24% of the fair value of our portfolio, our investments in the media industry (such as outdoor advertising or radio broadcasting companies) represented approximately 11% of the fair value of our portfolio, and our investments in the industrial manufacturing industry represented approximately 19% of the fair value of our portfolio. In addition, we may from time to time invest a relatively significant percentage of our portfolio in industries we do not necessarily target. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

Because we generally do not hold controlling equity interests in our portfolio companies, we may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

We generally do not hold controlling equity positions in our portfolio companies. As a result, we are subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or stockholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.

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

Our common stock price may be volatile and may decrease substantially, and our stockholders may lose money in connection with an investment in our shares.

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

In the event our common stock price decreases, our stockholders may lose money.

In addition, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price once a market for our stock is established, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

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

Existing stockholders may incur dilution if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or issue securities to subscribe to, convert to or purchase shares of our common stock.

The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below net asset value provided that our Board of Directors makes certain determinations. At our 2011 Annual Stockholders Meeting, our stockholders approved a proposal that authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a period of one year ending on the earlier of December 21, 2012 or our 2012 Annual Stockholders Meeting. Continued access to this exception will require approval of similar proposals at future stockholder meetings. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders' best interests.

If we were to sell shares of our common stock below net asset value per share, such sales would result in an immediate dilution to the net asset value per share held by our existing stockholders. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and a proportionately greater decrease in a stockholder's interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. In addition, if we issue securities to subscribe to, convert to or purchase shares of common stock, the exercise or conversion of such securities would increase the number of outstanding shares of our common stock. Any such exercise would be dilutive on the voting power of existing stockholders, and could be dilutive with regard to dividends and our net asset value, and other economic aspects of the common stock.

Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted; however, the example below illustrates the effect of dilution to existing stockholders resulting from the sale of common stock at prices below the net asset value of such shares.

Illustration: Example of Dilutive Effect of the Issuance of Shares Below Net Asset Value.  Assume that Company XYZ has 1,000,000 total shares outstanding, $15,000,000 in total assets and $5,000,000 in total liabilities. The net asset value per share of the common stock of Company XYZ is $10.00. The following table illustrates the reduction to net asset value, or NAV, and the dilution experienced by Stockholder A following the sale of 40,000 shares of the common stock of Company XYZ at $9.50 per share, a price below its NAV per share.

	Prior to Sale Below NAV	Following Sale Below NAV		Percentage Change
Reduction to NAV
Total Shares Outstanding	1,000,000	1,040,000		4.0%
NAV per share	$10.00	$9.98		(0.2)%
Dilution to Existing Stockholder
Shares Held by Stockholder A	10,000	10,000	(1)	0.0%
Percentage Held by Stockholder A	1.00%	0.96%		(3.8)%
Total Interest of Stockholder A in NAV	$100,000	$99,808		(0.2)%

(1)	Assumes that Stockholder A does not purchase additional shares in the sale of shares below NAV.

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

Item 4.  Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Capital Market under the symbol “FULL.” The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ Capital Market and our net asset value per share as determined as of the last day of each quarter since our common stock began trading on the NASDAQ Capital Market on September 1, 2010:

		Price Range
	NAV(1)	High	Low
Fiscal 2012
Fourth quarter	$8.59	$7.73	$7.09
Third quarter	8.94	8.15	6.99
Second quarter	8.92	7.24	6.55
First quarter	9.11	8.15	6.09
Fiscal 2011
Fourth quarter	$9.08	$8.30	$7.60
Third quarter	9.18	8.95	7.87
Second quarter	9.32	8.94	7.97
First quarter	9.36	9.00	8.31

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.

The last reported sale price for our common stock on the NASDAQ Capital Market on September 12, 2012 was $8.15 per share. As of September 5, 2012, there were approximately 40 registered holders of common stock, comprising 2,828 beneficial owners.

Distributions

We intend to distribute monthly dividends to our stockholders. Our dividends, if any, will be determined by our Board of Directors on a quarterly basis.

We have elected to be treated, and intend to qualify annually, as a RIC under Subchapter M of the Code. To maintain our RIC status, we must distribute at least 90% of our ordinary income and our realized net short-term capital gains in excess of our realized net long-term capital losses, if any, out of the assets legally available for distribution. In addition, although we currently intend to distribute realized net capital gains (i.e., net long-term capital gains in excess of short-term capital losses), if any, at least annually, out of the assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

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

The following table lists the cash distributions, including dividends and returns of capital, if any, per share that we have declared since our formation on April 16, 2010. There were no dividends declared prior to our initial public offering. The table is divided by fiscal year according to record date.

Date Declared	Record Date	Payment Date	Amount
Fiscal 2011
July 21, 2010	September 30, 2010	October 15, 2010	$0.076	(1)
November 5, 2010	December 31, 2010	January 14, 2011	0.225
February 4, 2011	March 31, 2011	April 15, 2011	0.225
May 6, 2011	June 30, 2011	July 15, 2011	0.225
Total (2011)			$0.751
Fiscal 2012
June 28, 2011	July 29, 2011	August 15, 2011	$0.075	(2)
June 28, 2011	August 31, 2011	September 15, 2011	0.075
June 28, 2011	September 30, 2011	October 14, 2011	0.075
September 8, 2011	October 31, 2011	November 15, 2011	0.077
September 8, 2011	November 30, 2011	December 15, 2011	0.077
September 8, 2011	December 30, 2011	January 13, 2012	0.077
November 7, 2011	January 31, 2012	February 15, 2012	0.077
November 7, 2011	February 29, 2012	March 15, 2012	0.077
November 7, 2011	March 30, 2012	April 13, 2012	0.077
February 3, 2012	April 30, 2012	May 15, 2012	0.077
February 3, 2012	May 31, 2012	June 15, 2012	0.077
February 3, 2012	June 29, 2012	July 13, 2012	0.077
Total (2012)			$0.918
Fiscal 2013
May 7, 2012	July 31, 2012	August 15, 2012	0.077
May 7, 2012	August 31, 2012	September 14, 2012	0.077
May 7, 2012	September 28, 2012	October 15, 2012	0.077
September 10, 2012	October 31, 2012	November 15, 2012	0.077
September 10, 2012	November 30, 2012	December 14, 2012	0.077
September 10, 2012	December 31, 2012	January 15, 2013	0.077
Total (2013 to date)			$0.462

(1)	This quarterly dividend was prorated for the number of days remaining in the third calendar quarter after our initial public offering. Our initial public offering was on August 31, 2010, and the gross amount of the prorated dividend was $0.225.
(2)	From our initial public offering through the fourth fiscal quarter of 2011, we paid quarterly dividends, but in the first fiscal quarter of 2012 we began paying, and we intend to continue paying, monthly dividends to our stockholders. Our monthly dividends, if any, will be determined by our Board of Directors on a quarterly basis.

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our taxable ordinary income or capital gains. In this regard, $730,258 of our distributions during the year ended June 30, 2012 constituted a return of capital to our stockholders. Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that the source of any distribution is our taxable ordinary income or capital gains.

During the year ended June 30, 2012, our distributions were primarily made from undistributed net investment income. A written statement identifying the source of dividends for the year was posted on our website. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a business development company under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure shareholders that they will receive any distributions.

Sales of Unregistered Securities

We did not engage in unregistered sales of equity securities during the year ended June 30, 2012.

Issuer Purchases of Equity Securities

For the quarter ended June 30, 2012, as part of our dividend reinvestment plan for our common stockholders, we purchased 14,875 shares of our common stock for approximately $111,401 in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines repurchases of our common stock during the quarter ended June 30, 2012.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 2012	3,353	$7.57	—	—
May 2012	5,298	7.50	—	—
June 2012	6,224	7.44	—	—
Total	14,875	$7.49	—	—

Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Index, for the period from September 1, 2010, the date our common stock began trading on the NASDAQ Capital Market, through June 30, 2012, as we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock. The graph assumes that, on September 1, 2010, a person invested $100,000 in each of our common stock, the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6.  Selected Financial Data

The following selected financial data for the years ended June 30, 2012 and 2011 is derived from our financial statements which have been audited by Rothstein, Kass, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year ended June 30, 2012		Year ended June 30, 2011(1)
Income Statement Data:
Total Investment Income	$9,827,011		$7,959,637
Total Gross Expenses	5,307,300		4,172,566
Total Net Expenses	4,993,508		3,625,258
Net Investment Income	4,833,503		4,334,379
Per Share Data:
Net Increase in Net Assets Resulting from Net Investment Income(2)	0.78		0.70
Net Increase in Net Assets Resulting from Operations(2)	0.43		0.47
Dividends Declared(2)	0.92		0.75
Balance Sheet Data:
Total Assets	99,449,379		88,495,049
Total Net Assets	$53,442,785		$56,474,006
Other Data:
Total Return based on Market Value	8.71	%(3)	(4.03	)%(4)
Total Return based on Net Asset Value	6.20	%(3)	5.62	%(4)

(1)	Because we began full operations on August 31, 2010, the date of our initial public offering, our financial results for the year ended June 30, 2011 reflect approximately ten months of operations.
(2)	Financial highlights are based on average weighted shares outstanding.
(3)	Total return based on market value is based on the change in market price per share and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.
(4)	Total return based on market value is based on the change in market price per share assuming an investment at the initial public offering price of $9.00 per share. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Full Circle Capital, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•	an expiration or contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and
•	the risks, uncertainties and other factors we identify in “Risk Factors” and elsewhere in this annual report on Form 10-K and in our filings with the SEC.

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

We were formed to continue and expand the business of Full Circle Partners, LP and Full Circle Fund, Ltd. (collectively, the “Legacy Funds”), which were formed in 2005 and 2007, respectively. In connection with our initial public offering in August 2010, we acquired a portfolio of investments (the “Legacy Portfolio”), valued at approximately $72 million, from the Legacy Funds in exchange for shares of our common stock and senior unsecured notes (the “Distribution Notes”). We invest primarily in senior secured loans and, to a lesser extent, mezzanine loans and equity securities issued by smaller and lower middle-market companies that operate in a diverse range of industries. In our lending activities, we focus primarily on portfolio companies with both (i) tangible and intangible assets available as collateral and security against our loan to help mitigate our risk of loss, and (ii) cash flow to cover debt service. We believe this provides us with a more attractive risk adjusted return profile, with greater principal protection and likelihood of repayment.

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

Fair Value

The Company’s assets measured at fair value on a recurring basis subject to the requirements of ASC Topic 820 at June 30, 2012 and 2011 were as follows:

As of June 30, 2012

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$—	$70,970,152	$70,970,152
US Treasury Securities, at fair value(1)	22,499,881	—	—	22,499,881
Investments in private companies, at fair value	—	—	1,376,737	1,376,737
	$22,499,881	$—	$72,346,889	$94,846,770

As of June 30, 2011

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$—	$55,537,458	$55,537,458
US Treasury Securities, at fair value(1)	25,999,714	—	—	25,999,714
Investments in private companies, at fair value	—	—	1,197,384	1,197,384
Investments in securities, at fair value	—	—	59,561	59,561
	$25,999,714	$—	$56,794,403	$82,794,117

(1)	U.S. Treasury Securities were purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

During the years ended June 30, 2012 and 2011, there were no transfers in or out of levels.

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

Time Period	Acquisitions(1) (dollars in millions)	Dispositions(2) (dollars in millions)		Weighted Average Interest Rate of Portfolio at End of Period
Legacy Portfolio Acquisition (August 31, 2010)	$72.3	$	N/A	12.10%
August 31, 2010 through September 30, 2010	0.4		1.4	12.16%
October 1, 2010 through December 31, 2010	3.7		10.1	12.09%
January 1, 2011 through March 31, 2011	4.0		19.9	12.39%
April 1, 2011 through June 30, 2011	9.6		1.2	12.68%
July 1, 2011 through September 30, 2011	27.7		15.9	12.89%
October 1, 2011 through December 31, 2011	5.9		9.4	13.04%
January 1, 2012 through March 31, 2012	6.7		5.7	12.98%
April 1, 2012 through June 30, 2012	15.0		7.1	12.93%
Since inception	$145.3		$70.7	N/A

(1)	Includes new deals, additional fundings, refinancings (inclusive of those on revolving credit facilities) and payment in kind “PIK” interest
(2)	Includes scheduled principal payments, prepayments, sales and repayments (inclusive of those on revolving credit facilities)

Portfolio Activity for Year Ended June 30, 2012

The primary investment activity for the year ended June 30, 2012, was the origination of the following loan facilities:

•	On August 3, 2011, the Company invested $1,000,000 in a revolving loan bearing interest at LIBOR plus 9.00% and $6,250,000 in a term loan bearing interest at LIBOR plus 13.00% to ProGrade Ammo Group, LLC as part of an $8,250,000, three year loan facility. ProGrade Ammo Group, LLC provides ammunition, accessories and components to retail outlets, ammunition manufacturers and law enforcement agencies.
•	On September 14, 2011, the Company invested $300,000 in a revolving loan bearing interest at LIBOR plus 9.75%, $4,000,000 in a term loan bearing interest at LIBOR plus 11.50% and $4,500,000 in a term loan bearing interest at LIBOR plus 13.00% to Coast Plating, Inc. as part of a $10,500,000 three year loan facility. Coast Plating, Inc. provides metal processing and metal finishing services for the aerospace and defense industries.
•	On September 20, 2011, the Company invested $5,785,000 in a term loan bearing interest at 15.00% and received equity interests in The Finance Company, LLC as part of a $7,000,000 four year loan facility. The Finance Company, LLC, through its subsidiaries which operate under the Cashwell trade name, provides consumer finance loan programs in South Carolina.
•	On September 20, 2011, the Company invested $500,000 in a revolving loan bearing interest at LIBOR plus 9.85% and $2,500,000 in a term loan bearing interest at LIBOR plus 14.75% to iMedX, Inc. as part of a $4,500,000 loan facility. iMedX, Inc. is a medical transcription services company that addresses the small physician practice and medical clinic markets.
•	On February 28, 2012, the Company invested an additional $400,000 in a term loan to iMedX, Inc. as part of the $4,500,000 loan facility.
•	On March 22, 2012, the Company invested $615,000 in a term loan to European Evaluators, LLC bearing interest at LIBOR plus 11.70%. European Evaluators is a dealer in fine art.
•	On March 31, 2012, the Company invested an additional $1,000,000 in a term loan to US Path Labs, LLC and extended the maturity of the loan agreement to March 30, 2014.
•	On April 30, 2012, the Company invested $4,250,000 in a term loan bearing interest at LIBOR plus 12.75% to Matt Martin Real Estate Management, LLC. Matt Martin Real Estate Management, LLC is a real property marketing and management company that provides services in multiple regions of the United States of America.
•	On May 7, 2012, the Company invested $5,000,000 in a full recourse accounts receivable facility with Employment Plus, Inc. Employment Plus, Inc. provides temporary staffing services for multiple industries.

Additionally, the Company received proceeds, including sales proceeds and prepayments, during the year ended June 30, 2012 related to the following companies:

•	On August 15, 2011, VaultLogix, LLC pre-paid, at par, its loan from the Company, remitting a total of $5,023,333 to the Company for outstanding principal and interest.
•	On September 1, 2011, West World Media, LLC pre-paid, at par, its loan from the Company, remitting a total of $6,992,171 to the Company for outstanding principal, interest and fees.
•	On November 30, 2011, the Company sold participations in Coast Plating, Inc.’s Term A and Term B loans to a third party for an aggregate of $3,500,000, which represented par value for the loans sold.
•	On December 31, 2011, the Company received a principal prepayment of $964,276 from The Selling Source, LLC based upon the borrower's cash flow, as defined in their loan documents.

•	On January 31, 2012, Iron City Brewing, LLC repaid, at par, its loan from the Company, remitting a total of $521,666 of outstanding principal.

The following is a reconciliation of the investment portfolio for the year ended June 30, 2012:

Year Ended June 30, 2012
Beginning Investment Portfolio	$82,794,117
Portfolio Investments Acquired	55,279,880
Treasury and Money Market Purchases(1)	120,000,601
Amortization of fixed income premiums and discounts	522,732
Portfolio Investments Repaid	(38,164,798)
Sales of Treasury and Money Market securities(1)	(123,499,273)
Payment in Kind	68,842
Net Unrealized Depreciation	(1,979,965)
Net Realized Losses	(175,366)
Ending Investment Portfolio	$94,846,770

(1)	U.S. Treasury Securities were purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

During the year ended June 30, 2012, we recorded net unrealized depreciation of $1,979,965. This consisted of $2,535,306 of net unrealized depreciation on debt investments and $555,341 of net unrealized appreciation on equity investments.

Portfolio Activity for Year Ended June 30, 2011

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

During the year ended June 30, 2011, the Company made investments in the following companies:

•	The Company entered into a $2.5 million, multi-draw loan facility with US Path Labs, LLC on March 2, 2011.
•	The Company entered into a $5.0 million, multi-draw loan facility, comprised of a Term A loan and a Term B loan, with CSL Operating, LLC on May 11, 2011.
•	The Company entered into a $3.6 million loan facility, comprised of a Term A loan and a Term B loan, with Background Images, Inc. on June 29, 2011.

During the year ended June 30, 2011, the Company had the following investments fully repay the Company. All repayments were at par:

•	On November 1, 2010 and February 1, 2011, Georgia Outdoor Advertising, LLC pre-paid, at par, its loan from the Company, remitting a total of $1.9 million to the Company for outstanding principal and interest.
•	On December 10, 2010 the Company’s $6.0 million investment in First Capital Lotus Asset-Based Fund I, LP was redeemed at Net Asset Value.
•	On January 10, 2011 the Company’s loans to Exist, Inc., BLSCO Newco, Inc. and Miken Sales, Inc. were paid off in full, at par, in an aggregate amount of $9.7 million, including accrued interest.
•	On January 31, 2011, Icon Groupe, LLC pre-paid, at par, its loan from the Company, remitting a total of $5.1 million to the Company for outstanding principal, interest and fees.

•	On February 15, 2011, Verifier Capital LLC/Verifier Capital Limited pre-paid, at par, its loan from the Company, remitting a total of $1.5 million for outstanding principal, interest and fees.

The following is a reconciliation of the investment portfolio for the year ended June 30, 2011:

Year Ended June 30, 2011
Beginning Investment Portfolio	$—
Portfolio Investments Acquired	17,468,968
Treasury and Money Market Purchases(1)	120,295,651
Portfolio Investments Acquired in the Initial Public Offering	72,280,294
Amortization of fixed income premiums and discounts	835,861
Portfolio Investments Repaid	(32,588,630)
Sales of Treasury and Money Market securities(1)	(94,292,528)
Payment in Kind	246,566
Net Unrealized Depreciation	(1,796,547)
Net Realized Gains	344,482
Ending Investment Portfolio	$82,794,117

(1)	U.S. Treasury Securities were purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

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

Portfolio Classifications

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2012 and 2011, excluding United States Treasury Bills of approximately $22.5 million and $26.0 million, respectively:

	June 30, 2012		June 30, 2011
	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio
Senior Secured Loans	$67.5	93.3%	$52.0	91.7%
Subordinated Secured Loans	3.4	4.8	3.5	6.1
Limited Liability Company Interests	1.4	1.9	1.2	2.1
Warrants	—	—	0.1	0.1
Total	$72.3	100.0%	$56.8	100.0%

At June 30, 2012 the 16 borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 62% (i.e., each $62 of loan value outstanding is secured by $100 of collateral value). At June 30, 2011 the twelve borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 55% (i.e., each $55 of loan value outstanding is secured by $100 of collateral value).

The following table shows the fair value of our portfolio of investments by industry, as of June 30, 2012 and 2011, excluding United States Treasury Bills of approximately $22.5 million and 26.0 million, respectively:

	June 30, 2012		June 30, 2011
	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio
Cable TV/Broadband Services	$17.7	24.5%	$17.3	30.5%
Consumer Financing	6.8	9.4	0.8	1.5
Radio Broadcasting	6.3	8.7	6.3	11.1
Staffing Services	5.0	6.9	—	—
Aerospace Parts Plating and Finishing	4.9	6.8	—	—
Munitions	4.9	6.8	—	—
Real Estate Management Services	4.1	5.7	—	—
Medical Transcription Services	4.1	5.6	—	—
Industrial Metal Treatings	3.9	5.4	3.9	6.9
Information and Data Services	3.5	4.9	12.5	21.9
Healthcare Services	3.5	4.8	2.5	4.4
Equipment Rental Services	3.1	4.4	3.7	6.5
Asset Recovery Services	2.0	2.7	2.1	3.7
Outdoor Advertising Services	1.9	2.6	2.1	3.7
Art Dealers	0.6	0.8	—	—
Information Retrieval Services	—	—	5.1	8.9
Beverages	—	—	0.5	0.9
Total	$72.3	100.0%	$56.8	100.0%

Portfolio Grading

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of June 30, 2012, our portfolio had a weighted average grade of 3.30, based upon the fair value of the debt investments in the portfolio, excluding United States Treasury Bills of approximately $22.5 million. Equity securities are not graded. This was a decline of 0.17 from the weighted average grade of 3.13 at June 30, 2011:

At June 30, 2012, our debt investment portfolio was graded as follows:

	June 30, 2012
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$—	—%
2	The portfolio company is performing above expectations and the risk profile is generally favorable.	6,788,625	9.38
3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	44,638,741	61.70
4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable	17,583,423	24.31
5	The investment is performing well below expectations and the par value is not anticipated to be repaid in full.	1,959,363	2.71
		$70,970,152	98.10%

At June 30, 2011, our debt investment portfolio was graded as follows:

	June 30, 2011
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$—	—%
2	The portfolio company is performing above expectations and the risk profile is generally favorable.	5,330,357	9.39
3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	37,417,091	65.92
4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable	12,769,011	22.48
5	The investment is performing well below expectations and the par value is not anticipated to be repaid in full.	—	—
		$55,516,459	97.79%

We expect that a portion of our investments will be in grades 4 or 5 from time to time, and, as such, we will be required to work with portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 4 or 5 may fluctuate from period to period.

Results of Operations

Comparison of the years ended June 30, 2012 and June 30, 2011

Total Investment Income

Total investment income includes interest and dividend income on our investments and other income, which is comprised of fee income. Fee income consists principally of administrative fees, prepayment fees, structuring fees and unused line fees.

Total investment income for the year ended June 30, 2012 was $9,827,011. This amount consisted of $8,980,837 of interest income from portfolio investments (which included $68,842 of PIK interest), $57,216 of dividend income and $788,958 of fee income.

Total investment income for the year ended June 30, 2011 was $7,959,637. This amount consisted of $6,997,481 of interest income from portfolio investments (which included $246,566 of PIK interest), $215,260 of dividend income and $746,896 of fee income.

The increase in interest income for the year ended June 30, 2012 relative to the year ended June 30, 2011 was primarily due to the Company being in operations for the full fiscal year. The decrease in PIK interest for the year ended June 30, 2012 as compared to the year ended June 30, 2011 was primarily due to the fact that the Company received a prepayment from West World Media, LLC and ceased generating PIK interest from any of its portfolio investments. The decrease in dividend income for the year ended June 30, 2012 as compared to the year ended June 30, 2011 was primarily due to the Company redeeming its holding in First Capital Lotus Asset Based Fund.

Expenses

Gross Operating Expenses for the year ended June 30, 2012 were $5,307,300. Net Operating Expenses (offset by the waived portion of the base management fee and the accrual for the expense reimbursement) for the year ended June 30, 2012, were $4,993,508.

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

The increase in Gross Operating Expenses for the year ended June 30, 2012 relative to the year ended June 30, 2012 was primarily due to the Company being in operations for the full fiscal year. The increase in Net Operating Expenses was due to the Company being in operations for the full fiscal year and the management fee and expense waiver expiring during the year ended June 30, 2012.

Net Investment Income

Net investment income was $4,833,503, or $0.78 for the year ended June 30, 2012.

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

The increase in Net Investment Income and Net Investment Income per share was primarily due to the Company being in operations for the full fiscal year.

Realized Gain (Loss) on Investments

Realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs.

During the year ended June 30, 2012, we recorded a realized loss of $175,366, primarily in connection with a realized loss on our investment in Texas Westchester Financial, LLC and a gain related to the repayment of our loan to West World Media, LLC. Realized loss per share for the year ended June 30, 2012 was $0.03.

During the year ended June 30, 2011, we recorded a realized gain of $344,482. Of this gain, $240,509 was associated with the full repayment of the loans to Icon Groupe, LLC on January 31, 2011. Realized gain per share for the period from August 31, 2010 to June 30, 2011 was $0.06.

Change in Unrealized Gain (Loss) on Investments

Net unrealized appreciation or depreciation recorded on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

During the year ended June 30, 2012, we recorded net unrealized depreciation of $1,979,965. This consisted of $2,535,306 of net unrealized depreciation on debt investments and $555,341 of net unrealized appreciation on equity investments. Change in unrealized depreciation per share was $0.32 for the year ended June 30, 2012. On January 19, 2012, Equisearch Acquisition, Inc. (“Equisearch”) filed for protection under Chapter 7 of the U.S. Bankruptcy Code. At that date, the Company had an investment in Equisearch of $2,580,201 through a first lien, senior secured loan facility. At June 30, 2012 the fair value of our investment in Equisearch was $1,959,363. For the year ended June 30, 2012, the Company recognized an unrealized loss on ProGrade Ammunition Group, LLC of $1,476,339.

During the year ended June 30, 2011, we recorded net unrealized depreciation of $1,796,547. This consisted of $682,995 of net unrealized depreciation on debt investments and $1,113,552 of net unrealized depreciation on equity investments recognized between the commencement of operations on August 31, 2010 and June 30, 2011. On February 17, 2011, the Company placed Bloomingdale Partners, LP in default on its loan, with the assets being transferred to Texas Westchester Financial, LLC. The Company’s Board of Directors determined that the value of this investment should be written down, resulting in a $815,668 unrealized loss for the year ended June 30, 2011. Change in unrealized depreciation per share was $0.29 for the period from August 31, 2010 to June 30, 2011.

Liquidity and Capital Resources

At June 30, 2012, we had investments in debt securities of 16 companies, totaling approximately $71.0 million, and equity investments in seven companies, totaling approximately $1.4 million.

For the year ended June 30, 2012, cash provided by operating activities, consisting primarily of repayments of investments and the items described in “Results of Operations,” was approximately $13.3 million, reflecting the repayments of investments, income resulting from operations, offset by non-cash income related to PIK interest and OID income, changes in working capital and accrued interest receivable. Net cash used for purchases and sales of investments was approximately $17.2 million, reflecting net additional investments in securities, offset by principal repayments. Such amounts are not inclusive of our purchase of United States Treasury Bills or Money Market Funds.

For the year ended June 30, 2011, cash provided by operating activities, consisting primarily of repayments of investments and the items described in “Results of Operations,” was approximately $16.5 million, reflecting the repayments of investments, income resulting from operations, offset by non-cash income related to PIK interest and OID income, changes in working capital and accrued interest receivable. Net cash provided by purchases and sales of investments was approximately $14.9 million, reflecting net additional investments in securities, offset by principal repayments. Such amounts are not inclusive of our purchase of United States Treasury Bills or Money Market Funds.

Immediately prior to the Full Circle Portfolio Acquisition, Full Circle Capital entered into the Credit Facility, a secured revolving credit facility with First Capital. The facility size is $35 million and, as amended, will expire on October 31, 2012. Under the agreement, base rate borrowings bear interest at LIBOR plus 5.50%. As of June 30, 2012, we had $18.5 million in outstanding borrowings under the Credit Facility.

As of June 30, 2012, we had Distribution Notes outstanding of approximately $3.4 million. These senior unsecured notes bear interest at a rate of 8% per annum, payable quarterly in cash, and mature on February 28, 2014.

As of June 30, 2012, the Company did not have any cash equivalents in its investment portfolio.

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

Contractual Obligations

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Credit Facility(1)	$18.5	$18.5	$—	$—	$—
Distribution Notes	3.4	—	3.4	—	—
Total	$21.9	$18.5	$3.4	$—	$—

(1)	At June 30, 2012, $16.5 million remained unused under the Credit Facility.

In addition to the contractual obligations set forth above, we have certain obligations with respect to the investment advisory and administration services we receive. See “Overview”. We incurred $2,384,431 for investment advisory services and $895,783 for administrative services for the year ended June 30, 2012, and $2,099,723 for investment advisory services and $672,185 for administrative services for the year ended June 30, 2011.

As of June 30, 2012, we had approximately $5.7 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Borrowings

Secured Revolving Credit Facility.  Immediately prior to the Full Circle Portfolio Acquisition, Full Circle Capital entered into the Credit Facility, a secured revolving credit facility with First Capital. The facility size is $35 million and, as amended on January 22, 2012 and July 31, 2012, will expire on October 31, 2012. Under the agreement, base rate borrowings bear interest at LIBOR plus 5.50%. The Credit Facility is secured by all of our assets. Under the Credit Facility we are required to satisfy several financial covenants, including maintaining a minimum level of Net Assets, a maximum level of leverage, a minimum level of earnings and a minimum asset coverage ratio. In addition, we are required to comply with other general covenants, including with respect to indebtedness, liens, restricted payments and mergers and consolidations.

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

Date Declared	Record Date	Payment Date	Amount
Fiscal 2011
July 21, 2010	September 30, 2010	October 15, 2010	$0.076	(1)
November 5, 2010	December 31, 2010	January 14, 2011	0.225
February 4, 2011	March 31, 2011	April 15, 2011	0.225
May 6, 2011	June 30, 2011	July 15, 2011	0.225
Total (2011)			$0.751
Fiscal 2012
June 28, 2011	July 29, 2011	August 15, 2011	$0.075	(2)
June 28, 2011	August 31, 2011	September 15, 2011	0.075
June 28, 2011	September 30, 2011	October 14, 2011	0.075
September 8, 2011	October 31, 2011	November 15, 2011	0.077
September 8, 2011	November 30, 2011	December 15, 2011	0.077
September 8, 2011	December 30, 2011	January 13, 2012	0.077
November 7, 2011	January 31, 2012	February 15, 2012	0.077
November 7, 2011	February 29, 2012	March 15, 2012	0.077
November 7, 2011	March 30, 2012	April 13, 2012	0.077
February 3, 2012	April 30, 2012	May 15, 2012	0.077
February 3, 2012	May 31, 2012	June 15, 2012	0.077
February 3, 2012	June 29, 2012	July 13, 2012	0.077
Total (2012)			$0.918
Fiscal 2013
May 7, 2012	July 31, 2012	August 15, 2012	0.077
May 7, 2012	August 31, 2012	September 14, 2012	0.077
May 7, 2012	September 28, 2012	October 15, 2012	0.077
September 10, 2012	October 31, 2012	November 15, 2012	0.077
September 10, 2012	November 30, 2012	December 14, 2012	0.077
September 10, 2012	December 31, 2012	January 15, 2012	0.077
Total (2013 to date)			$0.462

(1)	This quarterly dividend was prorated for the number of days remaining in the third calendar quarter after our initial public offering. Our initial public offering was on August 31, 2010, and the gross amount of the prorated dividend was $0.225.
(2)	From our initial public offering through the fourth fiscal quarter of 2011, we paid quarterly dividends, but in the first fiscal quarter of 2012 we began paying, and we intend to continue paying, monthly dividends to our stockholders. Our monthly dividends, if any, will be determined by our Board of Directors on a quarterly basis.

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Investment Advisory Agreement with Full Circle Advisors. John E. Stuart, our Chief Executive Officer and President, is the manager of, and has financial and controlling interests in, Full Circle Advisors.
•	We have entered into the Administration Agreement with Full Circle Service Company. Pursuant to the terms of the Administration Agreement, Full Circle Service Company provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. Mr. Stuart, our Chief Executive Officer and President, is the managing member of, and has financial and controlling interests in, Full Circle Service Company.
•	We have entered into a license agreement with Full Circle Advisors, pursuant to which Full Circle Advisors has agreed to grant us a non-exclusive, royalty-free license to use the name “Full Circle.”
•	Our Chief Financial Officer, Treasurer and Secretary, William E. Vastardis, is the President of Vastardis Fund Services LLC (“Vastardis”). Full Circle Service Company engaged Vastardis to provide certain administrative services to us. For the years ended June 30, 2012 and 2011, Vastardis was paid $312,457 and $260,381, respectively, for services provided under the Administration Agreement and $225,000 and $83,333, respectively, for the services of Mr. Vastardis as the Chief Financial Officer.

Full Circle Advisors’ investment committee presently manages Full Circle Funding, LP, a specialty lender serving smaller and lower middle-market companies. Although the existing investment funds managed by Full Circle Funding, LP, which currently consist of the Legacy Funds, are no longer making investments in new opportunities, any affiliated investment vehicle formed in the future and managed by our investment adviser or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. Full Circle Advisors and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, Full Circle Advisors or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with Full Circle Advisors’ allocation procedures. In connection with our acquisition of the Legacy Portfolio, we issued an aggregate of 4,191,415 shares of our common stock and approximately $3.4 million of Distribution Notes to investors in the Legacy Funds.

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

Recent Developments

Dividend

On September 10, 2012, the Board of Directors declared monthly dividends of $0.077, $0.077 and $0.077 per share payable on November 15, 2012 for holders of record at October 31, 2012, December 14, 2012 for holders of record at November 30, 2012, and January 15, 2013 for holders of record at December 31, 2012, respectively.

Recent Portfolio Activity

On July 26, 2012, Equisearch Acquisition Inc.’s assets were obtained in settlement of bankruptcy proceedings. Such assets were transferred to Transamerican Asset Servicing Group, LLC (“Transamerican”), which concurrently issued Full Circle Capital Corporation a $2,000,000 note and a majority equity interest in Transamerican, through the Company’s wholly owned subsidiary Transamerican Asset Servicing Group Inc.

On August 29, 2012, the Company extended the loan to European Evaluators, LLC through February 28, 2013.

On September 6, 2012, the Company extended the loan to Ygnition Networks, Inc. through October 31, 2012.

On September 7, 2012 the Company invested $3,000,000 in a $1,000,000 senior secured term loan and a $2,000,000 senior secured revolving credit facility, both bearing interest at LIBOR plus 12.25% to Global Energy Efficiency Holdings Inc. (“GEE”). GEE provides energy efficiency products, installation and maintenance services to small and medium sized businesses in multiple food sales and service industries.

On September 13, 2012, the Company extended the loans to Blackstrap Broadcasting, LLC through June 25, 2013.

Credit Facility

On July 31, 2012, we re-extended the Credit Facility to expire on October 31, 2012.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2012, two debt investments in our portfolio were at a fixed rate, and the remaining 22 debt investments were at variable rates, representing approximately $5.6 million and $66.2 million in principal debt, respectively. The majority of our floating rate debt instruments are currently at their floor interest rate. The variable rates are based upon the Prime rate or LIBOR.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1% increase in the underlying Prime rate or LIBOR, and no other change in our portfolio as of June 30, 2012. We have also assumed $18.5 million of outstanding borrowings, with the outstanding borrowings having a floating rate based upon LIBOR. Under this analysis, net investment income would increase by approximately $0.3 million annually. If we had instead assumed a 1% decrease in the underlying Prime rate or LIBOR, net investment income would decrease correspondingly by approximately $0.1 million annually. Although management believes that this analysis is indicative of our existing interest rate sensitivity at June 30, 2012, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	72
Consolidated Statements of Assets and Liabilities as of June 30, 2012 and June 30, 2011	73
Consolidated Statements of Operations for the years ended June 30, 2012 and June 30, 2011, and the period from April 16, 2010 (date of inception) to June 30, 2010	74
Consolidated Statements of Changes in Net Assets for the years ended June 30, 2012 and June 30, 2011, and the period from April 16, 2010 (date of inception) to June 30, 2010	75
Consolidated Statements of Cash Flows for the years ended June 30, 2012 and June 30, 2011, and the period from April 16, 2010 (date of inception) to June 30, 2010	76
Consolidated Schedule of Investments as of June 30, 2012 and June 30, 2011	78
Notes to Consolidated Financial Statements	84

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Full Circle Capital Corporation

We have audited the accompanying consolidated statements of assets and liabilities of Full Circle Capital Corporation (the “Company”), including the schedules of investments as of June 30, 2012 and 2011, the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended June 30, 2012 and the period from April 16, 2010 (date of inception) to June 30, 2010. We have also audited the accompanying consolidated financial highlights for each of the two years in the period ended June 30, 2012 and the period from April 16, 2010 (date of inception) to June 30, 2010. These consolidated financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of June 30, 2012, by correspondence with the custodian and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of the Full Circle Capital Corporation as of June 30, 2012 and 2011, and the results of their operations and their cash flows and the consolidated financial highlights for each of the two years in the period ended June 30, 2012 and the period from April 16, 2010 (date of inception) to June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein Kass

Roseland, New Jersey
September 13, 2012

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

		June 30, 2012	June 30, 2011
Assets
Control Investments at Fair Value (Cost of $6,639,648 and $1,658,552, respectively)	(NOTE 2, 9)	$6,777,511	$842,884
Affiliate Investments at Fair Value (Cost of $6,802,017 and $7,174,348, respectively)	(NOTE 2, 9)	5,112,142	7,112,992
Investments at Fair Value (Cost of $85,181,617 and $75,757,764, respectively)	(NOTE 2, 9)	82,957,117	74,838,241
Total Investments at Fair Value (Cost of $98,623,282 and $84,590,664, respectively)		94,846,770	82,794,117
Cash		639,149	2,065,943
Deposit with Broker		2,350,000	2,657,859
Interest Receivable	(NOTE 2)	902,711	680,527
Principal Receivable		513,372	—
Due from Portfolio Investment		11,140	—
Prepaid Expenses		43,053	33,642
Other Assets		25,499	212,961
Deferred Offering Expenses		67,685	—
Deferred Credit Facility Fees		50,000	50,000
Total Assets		99,449,379	88,495,049
Liabilities
Due to Affiliate	(NOTE 5)	580,353	592,418
Accounts Payable		115,741	116,289
Accrued Liabilities		79,651	73,228
Due to Broker		22,500,041	25,999,632
Dividends Payable		478,892	1,399,361
Interest Payable		142,518	23,361
Other Liabilities		140,458	412,171
Accrued Offering Expenses		19,697	—
Line of Credit		18,544,660	—
Distribution Notes	(NOTE 8)	3,404,583	3,404,583
Total Liabilities		46,006,594	32,021,043
Net Assets		$53,442,785	$56,474,006
Components of Net Assets
Common Stock, par value $0.01 per share (100,000,000 authorized; 6,219,382 issued and outstanding)		$62,194	$62,194
Paid-in capital in excess of par		57,455,232	58,204,411
Distributions in excess of Net Investment Income		(122,763)	(340,534)
Accumulated Net Realized Gains (Losses)		(175,366)	344,482
Accumulated Net Unrealized Losses		(3,776,512)	(1,796,547)
Net Assets		$53,442,785	$56,474,006
Net Asset Value Per Share		$8.59	$9.08

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		Year ended June 30, 2012	Year ended June 30, 2011	Period from April 16, 2010 (date of inception) to June 30, 2010
Investment Income
Interest Income		$7,068,048	$5,872,321	$—
Interest Income from Affiliate Investments		1,203,935	1,125,160	—
Interest Income from Control Investments		708,854	—	—
Dividend Income		—	4,427	—
Dividend Income from Affiliate Investments		—	210,833	—
Dividend Income from Control Investments		57,216	—	—
Other Income	(NOTE 2)	489,882	685,823	—
Other Income from Affiliate Investments	(NOTE 2)	155,187	61,073	—
Other Income from Control Investments	(NOTE 2)	143,889	—	—
Total Investment Income		9,827,011	7,959,637	—
Operating Expenses
Management Fee	(NOTE 5)	1,186,841	969,533	—
Incentive Fee	(NOTE 5)	1,197,590	1,130,190	—
Total Advisory Fees		2,384,431	2,099,723	—
Allocation of Overhead Expenses	(NOTE 5)	316,173	300,900	—
Sub-Administration Fees	(NOTE 5)	312,457	260,381	—
Officers’ Compensation	(NOTE 5)	267,153	110,904	—
Total Administration Fees		895,783	672,185	—
Directors’ Fees		119,500	117,982	—
Interest Expenses	(NOTE 8)	889,055	525,982	—
Professional Services Expense		625,101	300,066	—
Bank Fees		12,228	16,135	45
Tax Expenses		—	3,515	—
Other		381,202	257,999	—
Organizational Expenses	(NOTE 2)	—	178,979	12,500
Total Gross Operating Expenses		5,307,300	4,172,566	12,545
Management Fee Waiver and Expense Reimbursement		(313,792)	(547,308)	—
Total Net Operating Expenses		4,993,508	3,625,258	12,545
Net Investment Income (Loss)		4,833,503	4,334,379	(12,545)
Net Change in Unrealized Loss on Investments		(1,979,965)	(1,796,547)	—
Net Realized Gain (Loss) on Investments		(175,366)	344,482	—
Net Increase (Decrease) in Net Assets Resulting from Operations		$2,678,172	$2,882,314	$(12,545)
Earnings (Loss) per Common Share Basic and Diluted	(NOTE 4)	$0.43	$0.56	$(125.45)
Weighted Average Shares of Common Stock Outstanding Basic and Diluted		6,219,382	5,152,573	100

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year ended June 30, 2012	Year ended June 30, 2011	Period from April 16, 2010 (date of inception) to June 30, 2010
Increase (Decrease) in Net Assets Resulting from Operations:
Net Investment Income (Loss)	$4,833,503	$4,334,379	$(12,545)
Net Change in Unrealized Loss on Investments	(1,979,965)	(1,796,547)	—
Net Realized Gain (Loss) on Investments	(175,366)	344,482	—
Net Increase (Decrease) in Net Assets Resulting from Operations	2,678,172	2,882,314	(12,545)
Dividends to Shareholders	(5,709,393)	(4,662,368)	—
Capital Share Transactions:
Issuance of Common Stock	—	60,425,564	1,500
Reinvested Dividends and Distributions	—	241,608	—
Less Offering Costs and Underwriting Fees	—	(2,402,067)	—
Net Increase in Net Assets Resulting from Capital Share Transactions	—	58,265,105	1,500
Total Increase (Decrease) in Net Assets	(3,031,221)	56,485,051	(11,045)
Net Assets at Beginning of Period	56,474,006	(11,045)	—
Net Assets at End of Period	$53,442,785	$56,474,006	$(11,045)
Capital Share Activity:
Shares issued	—	6,219,282	100
Shares Outstanding at Beginning of Period	6,219,382	100	—
Shares Outstanding at End of Period	6,219,382	6,219,382	100

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30, 2012	Year ended June 30, 2011	Period from April 16, 2010 (date of inception) to June 30, 2010
Cash Flows from Operating Activities:
Net Increase (Decrease) in Net Assets Resulting from Operations	$2,678,172	$2,882,314	$(12,545)
Adjustments to reconcile Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Purchases of Investments	(175,349,323)	(138,011,185)	—
Proceeds from Sale or Refinancing of Investments	161,664,071	126,881,158	—
Net Realized (Gain) Loss on Investments	175,366	(344,482)	—
Net Change in Unrealized Loss on Investments	1,979,965	1,796,547
Amortization of Discount	(522,732)	(835,861)	—
Change in Operating Assets and Liabilities
Deposit with Broker	307,859	(2,657,859)	—
Interest Receivable	(222,184)	(9,265)	—
Dividends Receivable	—	143,750	—
Principal Receivable	(513,372)	—	—
Due from Portfolio Investment	(11,140)	—	—
Prepaid Expenses	(9,411)	(33,642)	—
Other Assets	187,462	(130,317)	—
Deferred Credit Facility Fees	—	(50,000)	—
Due to Affiliate	(12,065)	592,418	—
Accounts Payable	(548)	116,289	—
Accrued Liabilities	6,423	73,228	—
Due to Broker	(3,499,591)	25,999,632	—
Interest Payable	119,157	23,361	—
Other Liabilities	(271,713)	126,513	—
Accrued Organizational Expenses	—	(71,284)	12,500
Net Cash Provided by (Used in) Operating Activities	(13,293,604)	16,491,315	(45)
Cash Flows from Financing Activities:
Borrowings Under Credit Facility	74,148,309	36,061,951	—
Payments Under Credit Facility	(55,603,649)	(63,538,183)	—
Dividends Paid to Shareholders	(6,629,862)	(3,021,399)	—
Payment of Offering Expenses	(47,988)	(579,196)	—
Proceeds From Shares Issued, net of Underwriting Fees	—	16,650,000	1,500
Net Cash Provided by (Used in) Financing Activities	11,866,810	(14,426,827)	1,500
Total Increase (Decrease) in Cash	(1,426,794)	2,064,488	1,455
Cash Balance at Beginning of Period	2,065,943	1,455	—
Cash Balance at End of Period	$639,149	$2,065,943	$1,455

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

		Year ended June 30, 2012	Year ended June 30, 2011	Period from April 16, 2010 (date of inception) to June 30, 2010
Supplemental Disclosure of Non-Cash Financing Activity:
Assets Purchased for Shares	(NOTE 6)	$—	$73,306,379	$—
Debt Issued to Purchase Shares	(NOTE 6)	$—	$(30,880,815)	$—
Dividends Declared, not yet Paid		$478,892	$1,399,361	$—
Accrued Offering Expenses		$19,697	$—	$425,463
Common Shares (27,867) Shares Issued in Connection with Dividend Reinvestment Plan		$—	$241,608	$—
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest		$769,898	$475,995	$—

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2012

Description(1),(2)	Industry	Par Amount/Quantity	Cost	Fair Value	% of Net Asset Value
Attention Transit Advertising Systems, LLC	Outdoor Advertising Services
Senior Secured Loan, 14.50%, 11/1/2012		$2,060,150	$2,048,859	$1,900,282	3.56%
Background Images, Inc.	Equipment Rental Services
Senior Secured Loan – Term A, 14.74%, 6/28/2014		$2,012,500	1,986,949	2,027,594	3.79%
Senior Secured Loan – Term B, 16.49%, 6/28/2014		$1,137,500	1,122,922	1,123,433	2.10%
Totals			3,109,871	3,151,027	5.89%
Blackstrap Broadcasting, LLC	Radio Broadcasting
Senior Secured Loan, 5.00%, 9/25/2012		$3,000,000	2,959,844	2,850,600	5.33%
Subordinated Secured Loan, 16.00%, 9/25/2012		$3,500,000	3,495,844	3,465,700	6.48%
Totals			6,455,688	6,316,300	11.81%
Coast Plating, Inc.	Aerospace Parts Plating and Finishing
Senior Secured Loan – Term A, 11.74%, 9/13/2014		$1,450,000	1,449,081	1,464,790	2.74%
Senior Secured Loan – Term B, 12.49%, 9/13/2014		$3,550,000	3,540,361	3,484,325	6.52%
Totals			4,989,442	4,949,115	9.26%
CSL Operating, LLC	Industrial Metal Treatings
Senior Secured Loan – Term A, 11.74%, 5/11/2014		$2,000,000	1,993,354	1,957,933	3.66%
Senior Secured Loan – Term B, 11.74%, 5/11/2014		$2,000,000	1,993,354	1,944,400	3.64%
Totals			3,986,708	3,902,333	7.30%
Employment Plus, Inc.	Staffing Services
Senior Secured Loan, 12.00%, 10/24/2013		$5,000,000	5,000,000	5,000,000	9.36%
Equisearch Acquisition, Inc.	Asset Recovery Services
Senior Secured Loan, 14.00%, 5/31/2012		$2,580,201	2,580,201	1,959,363	3.67%
Warrants for 47.9056 shares (at a $0.01 strike price), expire 1/31/2016ˆ		48	225,000	—	—%
Totals			2,805,201	1,959,363	3.67%
European Evaluators, LLC(3)	Art Dealers
Senior Secured Loan, 11.99%, 8/29/2012		$615,000	614,240	614,240	1.15%
iMedX, Inc.	Medical Transcription Services
Senior Secured Revolving Loan, 10.09%, 9/19/2014		$1,298,517	1,295,589	1,298,517	2.43%
Senior Secured Loan – Term A, 15.99%, 9/19/2014		$2,755,000	2,727,654	2,772,448	5.19%
Totals			4,023,243	4,070,965	7.62%
Matt Martin Real Estate Management, LLC	Real Estate Management Services
Senior Secured Loan,12.99%, 4/30/2015		$4,139,000	$4,104,413	$4,104,413	7.68%
MDU Communications (USA) Inc.	Cable TV Broadband Services
Senior Secured Loan – Tranche A, 11.85%, 6/30/2013		$5,000,000	5,000,000	4,889,000	9.15%
Senior Secured Loan – Tranche C, 9.75%, 6/30/2013		$250,000	250,000	240,275	0.45%
Senior Secured Loan – Tranche D, 8.75%, 6/30/2013		$1,480,000	1,480,000	1,399,537	2.62%
Warrants for 37,500 shares (at a $6.00 strike price), expire 6/30/2013ˆ		37,500	298	—	—%
Totals			6,730,298	6,528,812	12.22%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2012

Description(1), (2)	Industry	Par Amount/Quantity	Cost	Fair Value	% of Net Asset Value
ProGrade Ammo Group LLC(5)	Munitions
Senior Secured Revolving Loan, 9.24%, 8/1/2014		$383,798	383,798	383,798	0.72%
Senior Secured Term Loan, 15.24%, 8/1/2014		$5,968,750	5,810,949	4,511,380	8.44%
Warrants for 9.5% of the outstanding LLC interests (at a $10.00 strike price), expire 8/2/2018ˆ		181,240	176,770	—	—%
Totals			6,371,517	4,895,178	9.16%
Texas Westchester Financial, LLC(4)	Consumer Financing
Limited Liability Company Interestsˆ		9,278	905,819	549,360	1.03%
The Finance Company, LLC(4)	Consumer Financing
Senior Secured Term Loan, 15.00%, 9/30/2015		$5,724,261	5,593,415	5,617,738	10.51%
Limited Liability Company Interests		50	140,414	610,413	1.14%
Totals			5,733,829	6,228,151	11.65%
The Selling Source, LLC	Information and Data Services
Senior Secured Loan, 12.00%, 12/21/2012		$3,323,508	3,323,508	3,323,508	6.22%
US Path Labs, LLC	Healthcare Services
Senior Secured Loan, 13.00%, 3/30/2014		$3,500,000	3,434,191	3,465,117	6.48%
VaultLogix, LLC	Information Retrieval Services
Warrants for Variable % Ownership, (at a $307.855 strike price), expire 1/14/2019ˆ		3,439	56,147	—	—%
West World Media, LLC(5),(6)	Information and Data Services
Limited Liability Company Interestsˆ		$85,210	$430,500	$216,964	0.41%
Ygnition Networks, Inc.	Cable TV Broadband Services
Senior Secured Loan, 12.74%, 9/6/2012		$11,999,743	11,999,781	11,171,761	20.90%
United States Treasury
United States Treasury Bill** (0.01)%, 7/5/2012		$22,500,000	22,500,027	22,499,881	42.10%
Total Investments			$98,623,282	$94,846,770	177.47%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2012

The following table shows the fair value of our portfolio of investments by industry, as of June 30, 2012, excluding United States Treasury Bills of approximately $22.5 million.

	June 30, 2012
	Investment at Fair Value (dollars in millions)	Percentage of Net Assets
Cable TV/Broadband Services	$17.7	33.12%
Consumer Financing	6.8	12.68
Radio Broadcasting	6.3	11.81
Staffing Services	5.0	9.36
Aerospace Parts Plating and Finishing	4.9	9.26
Munitions	4.9	9.16
Real Estate Management Services	4.1	7.68
Medical Transcription Services	4.1	7.62
Industrial Metal Treatings	3.9	7.30
Information and Data Services	3.5	6.63
Healthcare Services	3.5	6.48
Equipment Rental Services	3.1	5.89
Asset Recovery Services	2.0	3.67
Outdoor Advertising Services	1.9	3.56
Art Dealers	0.6	1.15
Total	$72.3	135.37%

(1)	Our investments are acquired in private transactions exempt from registration under the Securities Act of 1933, therefore are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act of 1933.
(2)	A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to LIBOR or the U.S. prime rate, and which is reset daily, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of June 30, 2012.
(3)	Full Circle Capital Corporation’s loan to European Evaluators, LLC is held through its wholly-owned subsidiary Art Credit Company, LLC.
(4)	Denotes a Control Investment. “Control Investments” are investments in those companies that are “Control Investments” of the Company, as defined in the Investment Company Act of 1940. A company is deemed to be a “Control Investment” of Full Circle Capital Corporation if Full Circle Capital Corporation owns more than 25% of the voting securities of such company.
(5)	Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the Investment Company Act of 1940, which are not “Control Investments.” A company is deemed to be an “Affiliate” of Full Circle Capital Corporation if Full Circle Capital Corporation owns 5% or more but less than 25% of the voting securities of such company.
(6)	A portion of Full Circle Capital Corporation’s investments in West World Media, LLC is held through its wholly-owned subsidiary Full Circle West, Inc. The remainder of the LLC interests are held directly by Full Circle Capital Corporation.
**	Interest rate shown reflects yield to maturity at time of purchase.
ˆ	Security is a non-income producing security.

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2011

Description(1),(2)	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Attention Transit Advertising Systems, LLC	Outdoor Advertising Services
Senior Secured Loan, 14.50%, 11/1/2012		$2,209,597	$2,162,920	$2,125,633	3.76%
Background Images, Inc.	Equipment Rental Services
Senior Secured Loan – Term A, 14.70%, 6/28/2014		$2,300,000	2,259,824	2,351,750	4.16%
Senior Secured Loan – Term B, 16.45%, 6/28/2014		$1,300,000	1,277,291	1,332,500	2.36%
Totals			3,537,115	3,684,250	6.52%
Blackstrap Broadcasting, LLC	Radio Broadcasting
Senior Secured Loan, 5.00%, 9/25/2012		$3,000,000	2,798,172	2,860,500	5.06%
Subordinated Secured Loan, 16.00%, 9/25/2012		$3,500,000	3,480,089	3,479,000	6.16%
Totals			6,278,261	6,339,500	11.22%
CSL Operating, LLC	Industrial Metal Treatings
Senior Secured Loan – Term A, 11.70%, 5/11/2014		$2,000,000	1,990,333	1,963,000	3.48%
Senior Secured Loan – Term B, 11.70%, 5/11/2014		$2,000,000	1,990,333	1,943,000	3.44%
Totals			3,980,666	3,906,000	6.92%
Equisearch Acquisition, Inc.	Asset Recovery Services
Senior Secured Loan, 14.00%, 1/31/2012		$2,363,747	2,363,747	2,076,552	3.68%
Warrants for 47.9056 shares (at a $0.01 strike price), expire 1/31/2016		48	225,000	13,000	0.02%
Totals			2,588,747	2,089,552	3.70%
Iron City Brewing, LLC	Beverages
Senior Secured Loan, 19.74%, 7/31/2011		$521,666	521,666	521,666	0.92%
Warrants for 148 Membership Units (at a $0.01 strike price), expire 08/10/2013(3)		148	—	—	0.00%
Totals			521,666	521,666	0.92%
MDU Communications (USA) Inc.	Cable TV Broadband Services
Senior Secured Loan – Tranche A, 11.85%, 6/30/2013		$5,000,000	$5,000,000	$5,000,000	8.85%
Senior Secured Loan – Tranche C, 9.75%, 6/30/2013		$250,000	250,000	248,000	0.44%
Senior Secured Loan – Tranche D, 8.75%, 6/30/2013		$1,480,000	1,480,000	1,414,880	2.51%
Warrants for 37,500 shares (at a $6.00 strike price), expire 6/30/2013		37,500	298	845	0.00%
Warrants for 30,476 shares (at a $8.20 strike price), expire 9/11/2011		30,476	—	—	0.00%
Totals			6,730,298	6,663,725	11.80%
Texas Westchester Financial, LLC(4)	Consumer Financing
Limited Liability Company Interests		17,063	1,658,552	842,884	1.49%
The Selling Source, LLC	Information and Data Services
Senior Secured Loan, 12.00%, 12/21/2012		$5,330,357	5,330,357	5,330,357	9.44%
US Path Labs, LLC	Healthcare Services
Senior Secured Loan, 13.00%, 8/31/2012		$2,500,000	2,472,020	2,488,750	4.41%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2011

Description(1),(2)	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
VaultLogix, LLC	Information Retrieval Services
Senior Secured Loan, 12.00%, 9/4/2011		$5,000,000	4,958,214	5,000,000	8.85%
Warrants for 1.518% Ownership, (at a $307.855 strike price), expire 9/4/2013		3,439	56,147	45,716	0.08%
Totals			5,014,361	5,045,716	8.93%
West World Media, LLC(5),(6)	Information and Data Services
Senior Secured Loan*, 16.00%, 12/31/2011		$6,909,993	6,743,848	6,758,492	11.97%
Limited Liability Company Interests		85,210	430,500	354,500	0.63%
Totals			7,174,348	7,112,992	12.60%
Ygnition Networks, Inc.	Cable TV Broadband Services
Senior Secured Loan – Tranche A, 13.25%, 7/6/2011		$3,750,000	$3,749,214	$3,596,250	6.37%
Senior Secured Loan – Tranche B, 12.75%, 7/6/2011		$2,500,000	2,499,282	2,386,250	4.23%
Senior Secured Loan – Tranche C, 12.75%, 7/6/2011		$2,500,000	2,499,282	2,386,250	4.23%
Senior Secured Loan – Tranche D, 12.25%, 7/6/2011		$2,394,346	2,393,943	2,274,628	4.03%
Totals			11,141,721	10,643,378	18.86%
United States Treasury
United States Treasury Bill** 0.02%, 8/4/2011		$26,000,000	25,999,632	25,999,714	46.04%
Total Investments			$84,590,664	$82,794,117	146.61%

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
June 30, 2012

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
June 30, 2012

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
June 30, 2012

Note 2. Significant Accounting Policies  – (continued)

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
June 30, 2012

Note 2. Significant Accounting Policies  – (continued)

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

Structuring fees, excess deal deposits, prepayment fees and similar fees are recognized as Other Income as earned, usually when paid. Other fee income, including administrative fees and unused line fees, is included in Other Income. Income from such sources was $788,958, and $746,896 for the years ended June 30, 2012 and 2011, respectively. The Company did not earn Other Income for the period from April 16, 2010 (date of inception) to June 30, 2010.

Federal and State Income Taxes

We have elected to be treated as a regulated investment company and intend to continue to comply with the requirements of the Internal Revenue Code of 1986 (the “Code”), applicable to regulated investment companies. We will be required to distribute at least 90% of our investment company taxable income and intend to distribute (or retain through a deemed distribution) all of our investment company taxable income and net capital gain to stockholders; therefore, we have made no provision for income taxes. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.

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

Return of Capital Statement of Position (ROCSOP) Adjustment:

Due to certain timing, structural and tax considerations, our dividend distributions may include a return of capital for tax purposes. During the year ended June 30, 2012, the Company recorded a reclassification for permanent book to tax differences. These differences were primarily due to book/tax treatment of income and expenses and a tax return of capital for the year of $730,258. This amount is included in ‘Dividends to Shareholders' on the Consolidated Statements of Changes in Net Assets. For the year ended June 30, 2011 there was no tax return of capital.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

Note 2. Significant Accounting Policies  – (continued)

These differences resulted in a net decrease in Distributions in excess of Net Investment Income of $1,093,661, a decrease in Accumulated Net Realized Gains (Losses) of $344,482 and a decrease in additional paid-in capital of 749,179. This reclassification had no effect on net assets.

The aggregate gross unrealized appreciation of our investments over cost for federal income tax purposes was $629,835 and $283,252 as of June 30, 2012 and 2011, respectively. The aggregate gross unrealized depreciation of our investments for federal income tax purposes was $4,406,347 and $2,079,799 as of June 30, 2012 and 2011, respectively. The net unrealized depreciation for federal income tax purposes was $3,776,512 and $1,796,547 as of June 30, 2012 and 2011, respectively. The aggregate cost of securities for federal income tax purposes was $98,623,282 and $84,590,664 as of June 30, 2012 and 2011, respectively.

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

Guarantees and Indemnification Agreements

We follow Accounting Standards Codification (“ASC”) Topic 460, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. ASC Topic 460 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, for those guarantees that are covered by ASC Topic 460, the fair value of the obligation undertaken in issuing certain guarantees. ASC Topic 460 did not have a material effect on the consolidated financial statements. Refer to Note 5 and Note 8 for further discussion of guarantees and indemnification agreements.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented. Basic and diluted earnings (loss) per share are the same since there are no potentially dilutive securities outstanding.

Organizational Expenses and Offering Costs

The Company did not incur organizational expenses or offering costs for the year ended June 30, 2012. The Company complies with the requirements of ASC 340-10-S99-1, “Expenses of Offering”. Deferred offering costs consist principally of legal and audit costs incurred through the balance sheet date that are related to an offering of equity securities. Such costs are charged against the gross proceeds of the offering or will be charged to the Company’s operations if the offering is not competed. The Company capitalized $67,685 of offering costs, of which $19,697 remains payable related to its form N-2 registration statement filed with the Securities and Exchange Commission or “SEC” on March 23, 2012.

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
June 30, 2012

Note 2. Significant Accounting Policies  – (continued)

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

As of June 30, 2012, we had approximately $5.7 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.

Note 4. Earnings (Loss) per Common Share

The following information sets forth the computation of basic and diluted income (loss) per common share for the years ended June 30, 2012, and 2011, and for the period from April 16, 2010 (date of inception) to June 30, 2010.

	Year ended June 30, 2012	Year ended June 30, 2011	For the period from April 16, 2010 (date of inception) to June 30, 2010
Per Share Data(1):
Net Increase (Decrease) in Net Assets Resulting from Operations	$2,678,172	$2,882,314	$(12,545)
Average weighted shares outstanding for period	6,219,382	5,152,573	100
Basic and diluted earnings (loss) per common share	$0.43	$0.56	$(125.45)

(1)	Per share data based on weighted average shares outstanding.

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
June 30, 2012

Note 5. Related Party Agreements and Transactions  – (continued)

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

The total base management fees earned by the Adviser for the years ended June 30, 2012, and 2011, were $1,186,841 and $969,533, respectively, after adjusting for the waivers of $28,124 and $138,505, respectively. The total base management fee payable to the Adviser was $308,271 and $310,809, after reflecting payment of $1,189,379 and $520,219 during the periods, and is included in the Consolidated Statement of Assets and Liabilities in Due to Affiliate at June 30, 2012 and June 30, 2011, respectively. The Adviser did not earn management fees for the period from April 16, 2010 (date of inception) to June 30, 2010.

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
June 30, 2012

Note 5. Related Party Agreements and Transactions  – (continued)

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees with respect to each of the investments in our portfolio, provided that, the incentive fee determined as of December 31, 2010 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the inception of Full Circle Capital. There were no incentive fees paid on realized gains for the years ended June 30, 2012 and 2011, and for the period from April 16, 2010 (date of inception) to June 30, 2010.

Income incentive fees of $1,197,590 and $1,130,190 were earned by the Adviser for the years ended June 30, 2012 and 2011, and the total income incentive fee payable to the Adviser was $272,082 and $281,609, after reflecting payment of $1,207,117 and $848,581 during the periods, and is included in the Consolidated Statement of Assets and Liabilities in Due to Affiliate at June 30, 2012 and June 30, 2011, respectively. The Adviser did not earn incentive fees for the period from April 16, 2010 (date of inception) to June 30, 2010.

The Adviser had agreed to reimburse the Company for any operating expenses, excluding interest expenses, investment advisory and management fees, and organizational and offering expenses, in excess of 2% of our net assets for the first twelve months following the completion of the initial public offering, which occurred on August 31, 2010. This agreement was extended through September 30, 2011, and equates to an accrual offset against the Advisor’s management fee of $285,668 and $408,803 for the years ended June 30, 2012 and 2011, respectively.

Administration Agreement

On July 8, 2010, we also entered into an administration agreement (the “Administration Agreement”) with the Administrator under which the Administrator, among other things, furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of Full Circle Service Company’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the compensation of our chief financial officer and our allocable portion of the compensation of any administrative

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

Note 5. Related Party Agreements and Transactions  – (continued)

support staff employed by the Administrator, directly or indirectly. Under the Administration Agreement, the Administrator will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

In addition to the above fees, certain administrative services previously provided by the Administrator are performed by Vastardis for the Administrator for an annual fee of $112,457, paid quarterly in advance. Such services will be provided by the Administrator, rather than Vastardis, subsequent to September 15, 2012.

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

For the years ended June 30, 2012 and 2011, the Company incurred $895,783 and $672,185, respectively, of expenses under the Administration Agreement, $312,457 and $260,381, respectively, of which were earned by the Sub-Administrator and $267,153 and $110,904, respectively, of which were paid for officers’ compensation. The remaining $316,173 and $300,900, respectively, were recorded as an Allocation of Overhead Expenses to the Administrator in the Consolidated Statement of Operations.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

Note 5. Related Party Agreements and Transactions  – (continued)

The Administrator and Adviser did not begin charging Administration and Advisory fees to the Company until August 31, 2010, the date of the initial public offering and commencement of operations of the Company.

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. With regard to the Control Investments in Texas Westchester Financial, LLC and The Finance Company, LLC, the Company has provided managerial assistance during the period for which no fees were charged. Our Chief Executive Officer and President, John Stuart, currently serves as a director of The Finance Company, LLC. As of June 30, 2012, none of the other portfolio companies had accepted our offer for such services.

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

Issuances of Common Stock	Number of Shares Issued		Gross Proceeds Raised, Net Assets Acquired and Dividends Reinvested	Underwriting Fees	Offering Expenses		Offering Price
April 16, 2010	100		$1,500	—	—		$15.00 per/share
August 31, 2010	4,191,415	(1)	$42,425,564	—	—		$10.13 per/share	(2)
August 31, 2010	2,000,000		$18,000,000	$1,350,000	$1,052,067	(3)	$9.00 per/share
January 14, 2011	27,867	(4)	$241,608	—	—		$8.67 per/share

(1)	Includes 403,662 shares that were issued on September 30, 2010 upon the expiration of the overallotment option granted to the underwriters in connection with our initial public offering. Such shares were deemed to be outstanding at August 31, 2010.
(2)	Based on weighted average price assigned to shares.
(3)	Includes $190,894 of offering expenses that were accrued as of December 31, 2010.
(4)	Issued pursuant to the Company’s dividend reinvestment plan.

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
June 30, 2012

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

Note 7. Financial Highlights

	Year ended June 30, 2012		For the period from August 31, 2010 (commencement of operations) to June 30, 2011		For the period from April 16, 2010 (date of inception) to June 30, 2010
Per Share Data(1):
Net asset value at beginning of period	$9.08		$9.40		$15.00	(2)
Offering costs	—		(0.04)		—
Net investment income (loss)	0.78		0.70		(125.45)
Change in unrealized loss	(0.32)		(0.29)		—
Realized gain (loss)	(0.03)		0.06		—
Dividends declared	(0.92)		(0.75)		—
Net asset value at end of period	$8.59		$9.08		$(110.45)
Per share market value at end of period	$7.65		$7.90		$(110.45)
Total return based on market value	8.71	%(3)	(4.03	)%(4)	(836.33	)%(5)
Total return based on net asset value	6.20	%(3)	5.62	%(4)	(836.33	)%(5)
Shares outstanding at end of period	6,219,382		6,219,382		100
Average weighted shares outstanding for period	6,219,382		6,206,824		100
Ratio/Supplemental Data:
Net assets at end of period	$53,442,785		$56,474,006		$(11,045)
Average net assets	$55,531,518		$57,455,987		$(4,773)
Annualized ratio of gross operating expenses to average net assets(6)	9.56%		8.49%		1,279.28%
Annualized ratio of net operating expenses to average net assets(6)	8.99%		7.34%		1,279.28%
Annualized ratio of net investment income to average net assets(6)	8.70%		9.29%		(1,279.28)%

(1)	Financial highlights are based on average weighted shares outstanding.
(2)	For the period from April 16, 2010 (date of inception) to June 30, 2010, the net asset value at issuance was $15.00.
(3)	Total return based on market value is based on the change in market price per share assuming an investment at the initial public offering price of $9.00 per share and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.
(4)	Total return based on market value is based on the change in market price per share assuming an investment at the initial public offering price of $9.00 per share. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.
(5)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on market value is the same as total return based on net asset value as our shares were not publicly traded from inception through June 30, 2010. The total returns are not annualized.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

Note 7. Financial Highlights  – (continued)

(6)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment income (loss) to average net assets are adjusted accordingly. Non-recurring expenses were not annualized. For the period from August 31, 2010 (commencement of operations) to June 30, 2011 the Company incurred $102,609 of organizational expenses, which were deemed to be non-recurring. For the period from April 16, 2010 (date of inception) to June 30, 2010, the Company incurred $12,500 of organizational expenses, which were deemed to be non-recurring.

Note 8. Long Term Liabilities

Line of Credit

On August 31, 2010, the Company entered into the “Credit Facility” with First Capital. The facility size is $35 million and was initially scheduled to expire in January 2012. On January 27, 2012, the Company extended the Credit Facility through July 31, 2012. Under the Credit Facility, base rate borrowings bear interest at LIBOR (0.246% at June 30, 2012, and 0.186% at June 30, 2011) plus 5.50%. The Credit Facility is secured by all of the assets of the Company. Under the Credit Facility, the Company is required to satisfy several financial covenants, including maintaining a minimum level of stockholders’ equity, a maximum level of leverage and minimum asset coverage and interest coverage ratios. In addition, the Company is required to comply with other general covenants, including with respect to indebtedness, liens, restricted payments and mergers and consolidations. At June 30, 2012, the Company had a balance of $18,544,660 on the Credit Facility, which is included in the Consolidated Statement of Assets and Liabilities.

Distribution Notes

On August 31, 2010, the Company entered into multiple senior unsecured notes (the “Distribution Notes”). The Distribution Notes consist of $3,404,583 in senior unsecured notes, which bear interest at a rate of 8% per annum, payable quarterly in cash, and will mature in February 2014. The Distribution Notes are callable by the Company at any time, in whole or in part, at a price of 100% of their principal amount, plus accrued and unpaid interest. The Distribution Notes subject the Company to customary covenants, including, among other things, a restriction on incurring any debt on a junior lien basis, or any debt that is contractually subordinated in right of payment to any other debt unless it is also subordinated to the Distribution Notes on substantially identical terms. The agreement under which the Distribution Notes were issued contains customary events of default. At June 30, 2012, the Company had a balance of $3,404,583 on the Distribution Notes, which is included in the Consolidated Statement of Assets and Liabilities.

Note 9. Fair Value Measurements

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820. See Note 2 for a discussion of the Company’s policies.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

Note 9. Fair Value Measurements  – (continued)

The following table presents information about the Company’s assets measured at fair value as of June 30, 2012 and June 30, 2011, respectively:

As of June 30, 2012

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$—	$70,970,152	$70,970,152
US Treasury Securities, at fair value(1)	22,499,881	—	—	22,499,881
Investments in private companies, at fair value	—	—	1,376,737	1,376,737
	$22,499,881	$—	$72,346,889	$94,846,770

As of June 30, 2011

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$—	$55,537,458	$55,537,458
US Treasury Securities, at fair value(1)	25,999,714	—	—	25,999,714
Investments in private companies, at fair value	—	—	1,197,384	1,197,384
Investments in securities, at fair value	—	—	59,561	59,561
	$25,999,714	$—	$56,794,403	$82,794,117

During the year ended June 30, 2012, and 2011, there were no transfers in or out of levels.

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

Note 9. Fair Value Measurements  – (continued)

Changes in Level 3 assets measured at fair value for the year ended June 30, 2012, and 2011, are as follows:

	Year ended June 30, 2012
	Beginning Balance July 1, 2011	Accretion of Original Issue Discount	Realized & Unrealized Gains (Losses)	Purchases	Sales And Settlements	Ending Balance June 30, 2012	Change in Unrealized Gains (Losses) for Investments still held at June 30, 2012
Assets
Senior and Subordinated Loans, at fair value	$55,537,458	$523,307	$(2,407,353)	$55,031,538	$(37,714,798)	$70,970,152	$(2,976,991)
Investments in private companies, at fair value	1,197,384	—	488,939	140,414	(450,000)	1,376,737	791,672
Investments in securities, at fair value	59,561	—	(236,331)	176,770	—	—	(236,331)
	$56,794,403	$523,307	$(2,154,745)	$55,348,722	$(38,164,798)	$72,346,889	$(2,421,650)

	Year ended June 30, 2011
	Beginning Balance July 1, 2010	Accretion of Original Issue Discount	Realized & Unrealized Losses	Purchases	Sales And Settlements	Ending Balance June 30, 2011	Change in Unrealized Losses for Investments still held at June 30, 2011
Assets
Senior and Subordinated Loans, at fair value	$—	$835,926	$(337,635)	$87,529,153	$(32,489,986)	$55,537,458	$(683,077)
Investments in private companies, at fair value	—		(891,668)	2,089,052	—	1,197,384	(891,668)
Investments in securities, at fair value	—		(221,884)	281,445	—	59,561	(221,884)
	$—	$835,926	$(1,451,187)	$89,899,650	$(32,489,986)	$56,794,403	$(1,796,629)

Realized and unrealized gains and losses are included in realized gain on investments and net change in unrealized gain (loss) on investments in the consolidated statements of operations. The change in unrealized losses for Level 3 investments still held at June 30, 2012 of ($2,421,650) and June 30, 2011 of ($1,796,629) is included in change in net unrealized gain (loss) on investments in the consolidated statement of operations for the year ended June 30, 2011.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

Note 9. Fair Value Measurements  – (continued)

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2012:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)
Secured debt	$69,010,789	Discounted cash flows (income approach)	Discount Rate	3% – 33%(17%)
Equity	827,377	Market comparable companies (market approach)	EBITDA multiple	3.5 – 7.5 (4.5)
Debt or Equity subject to liquidation	2,508,723	Liquidation Value	Asset Value	N/A
Total investments	$72,346,889

(1)	The average values were determined using the weighted average of the fair value of the investments in each investment category.

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

The value of a warrant has two components: time value and intrinsic value. A warrant has a limited life and expires on a certain date. As time to the expiration date of a warrant approaches, the time value of a warrant will decline. In addition, if the stock underlying the warrant declines in price, the intrinsic value of an “in the money” warrant will decline. Further, if the price of the stock underlying the warrant does not exceed

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

Note 10. Derivative Contracts  – (continued)

the strike price of the warrant on the expiration date, the warrant will expire worthless. As a result, there is the potential for the entire value of an investment in a warrant to be lost.

Counterparty risk exists from the potential failure of an issuer of warrants to settle its exercised warrants. The maximum risk of loss from counterparty risk is the fair value of the contracts and the purchase price of the warrants. The Company’s Board of Directors considers the effects of counterparty risk when determining the fair value of its investments in warrants.

Volume of Derivative Activities

At June 30, 2012, the notional amounts and number of warrants, categorized by primary underlying risk, are as follows:

	Long Exposure
	Notional Amounts	Number of Warrants
Primary Underlying Risk
Equity Price Warrants(a)	$—	222,227

(a)	Notional amounts presented for warrants are based on the fair value of the underlying shares as if the warrants were exercised at June 30, 2012.

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

Note 12. Subsequent Events

Dividend

On September 10, 2012, the Board of Directors declared monthly dividends of $0.077, $0.077 and $0.077 per share payable on November 15, 2012 for holders of record at October 31, 2012, December 14, 2012 for holders of record at November 30, 2012 and January 15, 2013 for holders of record at December 31, 2012, respectively.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

Note 12. Subsequent Events  – (continued)

Recent Portfolio Activity

On July 26, 2012, Equisearch Acquisition Inc.’s assets were obtained in settlement of bankruptcy proceedings. Such assets were transferred to Transamerican Asset Servicing Group, LLC (“Transamerican”), which concurrently issued Full Circle Capital Corporation a $2,000,000 note and a majority equity interest in Transamerican, through the Company’s wholly owned subsidiary Transamerican Asset Servicing Group Inc.

On August 29, 2012, the Company extended the loan to European Evaluators, LLC through February 28, 2013.

On September 6, 2012, the Company extended the loan to Ygnition Networks, Inc. through October 31, 2012.

On September 7, 2012 the Company invested $3,000,000 in a $1,000,000 senior secured term loan and a $2,000,000 senior secured revolving credit facility, both bearing interest at LIBOR plus 12.25% to Global Energy Efficiency Holdings Inc. (“GEE”). GEE provides energy efficiency products, installation and maintenance services to small and medium sized businesses in multiple food sales and service industries.

On September 13, 2012, the Company extended the loans to Blackstrap Broadcasting, LLC through June 25, 2013.

Credit Facility

On July 31, 2012, the Company re-extended the Credit Facility to expire on October 31, 2012.

Note 13. Selected Quarterly Financial Data (Unaudited)

	Total Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
September 30, 2010	$867,582	$0.42	$306,783	$0.15	$(99,791)	$(0.05)	$206,992	$0.10
December 31, 2010	2,678,197	0.43	1,495,125	0.24	(137,707)	(0.02)	1,357,418	0.22
March 31, 2011	2,305,423	0.37	1,361,635	0.22	(799,361)	(0.13)	562,274	0.09
June 30, 2011	2,108,426	0.34	1,170,836	0.19	(415,206)	(0.07)	755,630	0.12
September 30, 2011	2,558,243	0.41	1,544,342	0.25	54,991	0.01	1,599,333	0.26
December 31, 2011	2,398,665	0.39	1,098,640	0.18	(846,099)	(0.14)	252,541	0.04
March 31, 2012	2,388,960	0.38	1,118,574	0.18	405,240	0.07	1,523,814	0.25
June 30, 2012	2,481,143	0.40	1,071,947	0.17	(1,769,463)	(0.28)	(697,516)	(0.11)

(1)	Per share amounts are calculated using weighted average shares during the period.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

As of June 30, 2012 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)  Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2012. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of June 30, 2012 based on the criteria in Internal Control — Integrated Framework issued by COSO.

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

(d)  Changes in Internal Controls Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of the year ending June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 11.  Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

a.  Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

Page
Report of Independent Registered Public Accounting Firm	72
Consolidated Statements of Assets and Liabilities as of June 30, 2012 and June 30, 2011	73
Consolidated Statements of Operations for the years ended June 30, 2012 and June 30, 2011, and the period from April 16, 2010 (date of inception) to June 30, 2010	74
Consolidated Statements of Changes in Net Assets for the years ended June 30, 2012 and June 30, 2011, and the period from April 16, 2010 (date of inception) to June 30, 2010	75
Consolidated Statements of Cash Flows for the years ended June 30, 2012 and June 30, 2011, and the period from April 16, 2010 (date of inception) to June 30, 2010	76
Consolidated Schedule of Investments as of June 30, 2012 and June 30, 2011	78
Notes to Consolidated Financial Statements	84

b.  Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement**
3.2	Bylaws*
4.1	Form of Common Stock Certificate*
4.2	Form of Note Agreement for Senior Unsecured Notes*
4.3	Form of Senior Unsecured Note*
10.1	Form of Dividend Reinvestment Plan*
10.2	Form of Second Amended and Restated Loan and Security Agreement by and between the Registrant and FCC, LLC d/b/a First Capital**
10.3	First Amendment to the Second Amended and Restated Loan and Security Agreement by and between the Registrant and FCC, LLC d/b/a First Capital***
10.4	Waiver and Second Amendment to Second Amended and Restated Loan and Security Agreement by and between the Registrant and FCC, LLC d/b/a First Capital****
10.5	Third Amendment to Second Amended and Restated Loan and Security Agreement, among Full Circle Capital Corporation and FCC, LLC, d/b/a First Capital, dated as of July 31, 2012*****
10.6	Investment Advisory Agreement by and between Registrant and Full Circle Advisors, LLC*
10.7	Administration Agreement by and between Registrant and Full Circle Service Company, LLC*
10.8	Form of Indemnification Agreement by and between Registrant and each of its directors*
10.9	Trademark License Agreement by and between Registrant and Full Circle Advisors, LLC*
10.10	Form of Purchase and Sale Agreement by and between Registrant, Full Circle Partners, LP, Full Circle Fund, Ltd., Full Circle Offshore, LLC, and FCC, LLC d/b/a First Capital**
11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).
14.1	Code of Ethics*
14.2	Code of Business Conduct*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-166302) filed on August 5, 2010.
**	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File No. 333-166302) filed on August 26, 2010.
***	Incorporated by reference to Registrant’s current report on Form 8-K (File No. 814-00809) filed on January 27, 2012.
****	Incorporated by reference to Registrant’s quarterly report on Form 10-Q (File No. 814-00809) filed on May 10, 2012.
*****	Incorporated by reference to Registrant’s current report on Form 8-K (File No. 814-00809) filed on August 1, 2012.

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

FULL CIRCLE CAPITAL CORPORATION

Date: September 13, 2012	/s/ John E. Stuart John E. Stuart, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: September 13, 2012	/s/ John E. Stuart John E. Stuart, Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)
Date: September 13, 2012	/s/ William E. Vastardis William E. Vastardis, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: September 13, 2012	/s/ Mark C. Biderman Mark C. Biderman, Director
Date: September 13, 2012	/s/ Edward H. Cohen Edward H. Cohen, Director
Date: September 13, 2012	/s/ Thomas A. Ortwein, Jr. Thomas A. Ortwein, Jr., Director