Form 10-Q
period 2012-09-30
Full Circle Capital Corp
filed 2012-11-09
CIK 1490013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2012

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of November 8, 2012 was 6,219,382.

FULL CIRCLE CAPITAL CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Consolidated Statements of Assets and Liabilities as of September 30, 2012 and June 30, 2012 (audited)	2
	Consolidated Statements of Operations for the three months ended September 30, 2012 and September 30, 2011	3
	Consolidated Statements of Changes in Net Assets for the three months ended September 30, 2012 and September 30, 2011	4
	Consolidated Statements of Cash Flows for the three months ended September 30, 2012 and September 30, 2011	5
	Consolidated Schedule of Investments as of September 30, 2012	6
	Consolidated Schedule of Investments as of June 30, 2012 (audited)	10
	Notes to Consolidated Financial Statements as of September 30, 2012	14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
	Forward-Looking Statements	27
	Overview	27
	Critical Accounting Policies	28
	Current Market Conditions and Market Opportunity	31
	Portfolio Composition and Investment Activity	31
	Results of Operations	34
	Liquidity and Capital Resources	36
	Recent Developments	39
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	42
SIGNATURES		43

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

		September 30, 2012	June 30, 2012
		(Unaudited)	(Audited)
Assets
Control Investments at Fair Value (Cost of $8,605,711 and $6,639,648, respectively)	(NOTE 2, 9)	$8,502,142	$6,777,511
Affiliate Investments at Fair Value (Cost of $7,914,999 and $6,802,017, respectively)	(NOTE 2, 9)	5,988,684	5,112,142
Investments at Fair Value (Cost of $87,201,156 and $85,181,617, respectively)	(NOTE 2, 9)	85,971,841	82,957,117
Total Investments at Fair Value (Cost of $103,721,866 and $98,623,282, respectively)		100,462,667	94,846,770

Cash		66,504	639,149
Deposit with Broker		2,752,519	2,350,000
Interest Receivable	(NOTE 2)	965,440	902,711
Dividends Receivable		34,097	-
Principal Receivable		1,231,808	513,372
Due from Portfolio Investment		-	11,140
Due from Affiliate		37,335	-
Prepaid Expenses		160,015	43,053
Other Assets		27,554	25,499
Deferred Offering Expenses		71,781	67,685
Deferred Credit Facility Fees		100,000	50,000

Total Assets		105,909,720	99,449,379

Liabilities
Due to Affiliate	(NOTE 5)	643,272	580,353
Accounts Payable		192,990	115,741
Accrued Liabilities		23,210	79,651
Due to Broker		25,000,604	22,500,041
Dividends Payable		478,892	478,892
Interest Payable		159,666	142,518
Other Liabilities		6,927	140,458
Accrued Offering Expenses		-	19,697
Line of Credit		23,098,577	18,544,660
Distribution Notes	(NOTE 8)	3,404,583	3,404,583

Total Liabilities		53,008,721	46,006,594

Net Assets		$52,900,999	$53,442,785
Components of Net Assets
Common Stock, par value $0.01 per share
(100,000,000 authorized; 6,219,382 issued
and outstanding)		$62,194	$62,194
Paid-in capital in excess of par		57,455,232	57,455,232
Distributions in excess of Net Investment Income		(321,195)	(122,763)
Accumulated Net Realized Losses		(1,036,033)	(175,366)
Accumulated Net Unrealized Losses		(3,259,199)	(3,776,512)
Net Assets		$52,900,999	$53,442,785
Net Asset Value Per Share		$8.51	$8.59

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three months ended September 30, 2012	Three months ended September 30, 2011
Investment Income
Interest Income		$2,019,984	$1,825,263
Interest Income from Affiliate Investments		279,941	234,864
Interest Income from Control Investments		279,173	27,573
Dividend Income from Control Investments		34,097	-
Other Income	(NOTE 2)	144,027	311,457
Other Income from Affiliate Investments	(NOTE 2)	3,581	54,086
Other Income from Control Investments	(NOTE 2)	12,500	105,000

Total Investment Income		2,773,303	2,558,243

Operating Expenses
Management Fee	(NOTE 5)	334,036	285,960
Incentive Fee	(NOTE 5)	307,932	371,602
Total Advisory Fees		641,968	657,562

Allocation of Overhead Expenses	(NOTE 5)	56,756	85,685
Sub-Administration Fees	(NOTE 5)	73,429	78,114
Officers’ Compensation	(NOTE 5)	75,194	45,924
Total Administration Fees		205,379	209,723

Directors’ Fees		28,625	28,125
Interest Expenses	(NOTE 8)	396,495	122,560
Professional Services Expense		165,161	220,873
Bank Fees		3,090	3,681
Other		94,340	85,169

Total Gross Operating Expenses		1,535,058	1,327,693

Management Fee Waiver and Expense Reimbursement		-	(313,792)

Total Net Operating Expenses		1,535,058	1,013,901

Net Investment Income		1,238,245	1,544,342
Net Change in Unrealized Gain (Loss) on Investments		517,313	(70,815)
Net Realized Gain (Loss) on Investments		(860,667)	125,806

Net Increase in Net Assets Resulting from Operations		$894,891	$1,599,333

Earnings per Common Share Basic and Diluted	(NOTE 4)	$0.14	$0.26
Net Investment Income per Common Share Basic and Diluted		$0.20	$0.25
Weighted Average Shares of Common Stock Outstanding Basic and Diluted		6,219,382	6,219,382

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	Three months ended September 30, 2012	Three months ended September 30, 2011
Increase (Decrease) in Net Assets Resulting from Operations:
Net Investment Income	$1,238,245	$1,544,342
Net Change in Unrealized Gain (Loss) on Investments	517,313	(70,815)
Net Realized Gain (Loss) on Investments	(860,667)	125,806

Net Increase in Net Assets Resulting from Operations	894,891	1,599,333

Dividends to Shareholders	(1,436,677)	(1,399,361)

Total Increase (Decrease) in Net Assets	(541,786)	199,972
Net Assets at Beginning of Period	53,442,785	56,474,006

Net Assets at End of Period	$52,900,999	$56,673,978

Capital Share Activity:
Shares issued	-	-
Shares Outstanding at Beginning of Period	6,219,382	6,219,382

Shares Outstanding at End of Period	6,219,382	6,219,382

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended September 30, 2012	Three months ended September 30, 2011
Cash Flows from Operating Activities:
Net Increase (Decrease) in Net Assets Resulting from Operations	$894,891	$1,599,333
Adjustments to reconcile Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Purchases of Investments	(36,438,364)	(62,735,071)
Proceeds from Sale or Refinancing of Investments	30,591,557	41,884,104
Net Realized (Gain) Loss on Investments	860,667	(125,806)
Net Change in Unrealized (Gain) Loss on Investments	(517,313)	70,815
Amortization of Discount	(112,444)	(187,337)
Change in Operating Assets and Liabilities
Deposit with Broker	(402,519)	(842,141)
Interest Receivable	(62,729)	(69,863)
Dividends Receivable	(34,097)	-
Principal Receivable	(718,436)	-
Due from Portfolio Investment	11,140	-
Due from Affiliates	(37,335)	(289,757)
Prepaid Expenses	(116,962)	(101,828)
Other Assets	(2,055)	(226,230)
Due to Affiliates	62,919	52,542
Accounts Payable	77,249	354,400
Accrued Liabilities	(56,441)	68,777
Due to Broker	2,500,563	9,000,770
Interest Payable	17,148	26,114
Other Liabilities	(133,531)	(46,861)

Net Cash Used in Operating Activities	(3,616,092)	(11,568,039)

Cash Flows from Financing Activities:
Borrowings Under Credit Facility	14,182,849	31,827,093
Payments Under Credit Facility	(9,678,932)	(19,104,831)
Dividends Paid to Shareholders	(1,436,677)	(2,332,268)
Payment of Offering Expenses	(23,793)	-

Net Cash Provided by Financing Activities	3,043,447	10,389,994

Total Decrease in Cash	(572,645)	(1,178,045)
Cash Balance at Beginning of Period	639,149	2,065,943
Cash Balance at End of Period	$66,504	$887,898

Supplemental Disclosure of Non-Cash Financing Activity:

Dividends Declared, not yet Paid	$478,892	$466,454
Accrued Offering Expenses	$(19,697)	$-

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$379,347	$96,446

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2012 (Unaudited)

Description [1,2]	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value

Attention Transit Advertising Systems, LLC	Outdoor
Senior Secured Loan, 14.50%, 11/1/2012	Advertising Services	$2,019,637	$2,017,010	$1,808,787	3.42%

Background Images, Inc.	Equipment
Senior Secured Loan – Term A, 14.74%, 6/28/2014	Rental Services	$1,840,000	1,818,784	1,897,040	3.59%
Senior Secured Loan – Term B, 16.49%, 6/28/2014		$1,040,000	1,027,846	1,076,920	2.04%
Totals			2,846,630	2,973,960	5.63%

Blackstrap Broadcasting, LLC	Radio
Senior Secured Loan, 5.00%, 6/25/2013	Broadcasting	$3,000,000	3,000,000	2,878,800	5.44%
Subordinated Secured Loan, 16.00%, 6/25/2013		$3,500,000	3,500,000	3,465,700	6.55%
Totals			6,500,000	6,344,500	11.99%

Coast Plating, Inc.	Aerospace
Senior Secured Loan – Term A, 11.74%, 9/13/2014	Parts Plating and Finishing	$1,450,000	1,451,358	1,462,132	2.76%
Senior Secured Loan – Term B, 12.49%, 9/13/2014		$3,550,000	3,543,399	3,494,620	6.61%
Totals			4,994,757	4,956,752	9.37%

CSL Operating, LLC	Industrial
Senior Secured Loan – Term A, 11.74%, 5/11/2014	Metal Treatings	$2,000,000	1,994,167	1,977,000	3.74%
Senior Secured Loan – Term B, 11.74%, 5/11/2014		$2,000,000	1,994,167	1,964,200	3.71%
Totals			3,988,334	3,941,200	7.45%

Employment Plus, Inc.	Staffing
Senior Secured Loan, 12.00%, 10/24/2013	Services	$5,000,000	5,000,000	5,000,000	9.45%

European Evaluators, LLC [3]	Art
Senior Secured Loan, 12.00%, 2/28/2013	Dealers	$615,000	615,000	615,000	1.16%

Global Energy Efficiency Holdings	Energy
Senior Secured Revolving Loan, 12.48%, 9/7/2015	Efficiency Services	$2,000,000	1,973,957	1,973,957	3.73%
Senior Secured Loan, 12.48%, 9/7/2015		$1,000,000	986,830	986,830	1.87%
Totals			2,960,787	2,960,787	5.60%

iMedX, Inc.	Medical
Senior Secured Revolving Loan, 10.09%, 10/14/2015	Transcription Services	$547,568	547,303	547,568	1.04
Senior Secured Loan – Term A, 15.99%, 10/14/2015		$2,552,000	2,528,729	2,609,505	4.93
Senior Secured Loan – Term B, 15.99%, 10/14/2015		$600,000	600,000	613,520	1.16
Totals			3,676,032	3,770,593	7.13%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

September 30, 2012 (Unaudited)

Description [1,2]	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Matt Martin Real Estate Management, LLC	Real Estate
Senior Secured Loan, 12.99%, 4/30/2015	Management Services	$3,806,000	$3,775,796	$3,807,776	7.20%

MDU Communications (USA) Inc.	Cable TV
Senior Secured Loan - Tranche A, 11.85%, 6/30/2013	Broadband Services	$5,000,000	5,000,000	4,972,000	9.40%
Senior Secured Loan - Tranche C, 9.75%, 6/30/2013		$250,000	250,000	245,575	0.46%
Senior Secured Loan - Tranche D, 8.75%, 6/30/2013		$1,480,000	1,480,000	1,439,892	2.72%
Warrants for 37,500 shares (at a $6.00 strike price), expire 6/30/2013^		37,500	298	-	-%
Totals			6,730,298	6,657,467	12.58%

ProGrade Ammo Group LLC[6]	Munitions
Senior Secured Revolving Loan, 9.24%, 8/1/2014		$1,603,373	1,603,373	1,603,373	3.03%
Senior Secured Term Loan, 15.24%, 8/1/2014		$5,843,750	5,704,357	4,168,347	7.88%
Warrants for 9.5% of the outstanding LLC interests (at a $10.00 strike price), expire 8/1/2018^		1	176,770	-	-%
Totals			7,484,500	5,771,720	10.91%

Texas Westchester Financial, LLC[4]	Consumer
Limited Liability Company Interests^	Financing	9,278	905,819	592,206	1.12%

The Finance Company, LLC[4]	Consumer
Senior Secured Term Loan, 15.00%, 9/20/2015	Financing	$5,724,261	5,600,116	5,667,210	10.71%
Limited Liability Company Interests		50	140,414	726,246	1.37%
Totals			5,740,530	6,393,456	12.08%

The Selling Source, LLC	Information and
Senior Secured Loan, 12.00%, 12/21/2012	Data Services	$3,158,196	3,158,196	3,158,196	5.97%

TransAmerican Asset Servicing Group, LLC[4,5]	Asset Recovery
Senior Secured Term Loan, 14.25%, 7/25/2016	Services	$2,000,000	1,959,362	1,516,480	2.87
Limited Liability Company Interests^		75	-	-	-%
Totals			1,959,362	1,516,480	2.87%

US Path Labs, LLC	Healthcare
Senior Secured Loan , 13.00%, 2/28/2013	Services	$3,500,000	3,442,096	3,490,900	6.60%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

September 30, 2012 (Unaudited)

Description [1,2]	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
VaultLogix, LLC	Information
Warrants for Variable % Ownership, (at a $307.855 strike price), expire 9/4/2013^	Retrieval Services	3,439	$56,147	$-	-%

West World Media, LLC [6,7]	Information and
Limited Liability Company Interests^	Data Services	146,400	430,500	216,964	0.41%

Ygnition Networks, Inc.	Cable TV
Senior Secured Loan, 12.73%, 10/31/2012	Broadband Services	$12,439,770	12,439,770	11,486,055	21.71%

United States Treasury
United States Treasury Bill** (0.14)%, 10/4/2012		$22,500,000	25,000,302	24,999,868	47.26%

Total Investments			$103,721,866	$100,462,667	189.91%

 See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2012 (Unaudited)

The following table shows the fair value of our portfolio of investments by industry, as of September 30, 2012, excluding United States Treasury Bills of approximately $25.0 million.

	September 30, 2012
	Investment at
	Fair Value (dollars in millions)	Percentage of Net Assets
Cable TV/Broadband Services	$18.1	34.29%
Consumer Financing	7.0	13.20
Radio Broadcasting	6.3	11.99
Munitions	5.8	10.91
Staffing Services	5.0	9.45
Aerospace Parts Plating and Finishing	5.0	9.37
Industrial Metal Treatings	3.9	7.45
Real Estate Management Services	3.8	7.20
Medical Transcription Services	3.8	7.13
Healthcare Services	3.5	6.60
Information and Data Services	3.4	6.38
Equipment Rental Services	3.0	5.63
Energy Efficiency Services	3.0	5.60
Outdoor Advertising Services	1.8	3.42
Asset Recovery Services	1.5	2.87
Art Dealers	0.6	1.16
Total	$75.5	142.65%

1         Our investments are acquired in private transactions exempt from registration under the Securities Act of 1933, therefore are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act of 1933.

2         A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to LIBOR or the U.S. prime rate, and which is reset daily, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of September 30, 2012.

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

5          Full Circle Capital Corporation’s investments in TransAmerican Asset Servicing Group, LLC are held through its wholly-owned subsidiary TransAmerican Asset Servicing Group, Inc.

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

7         A portion of Full Circle Capital Corporation’s investments in West World Media, LLC is held through its wholly-owned subsidiary Full Circle West, Inc. The remainder of the LLC interests are held directly by Full Circle Capital Corporation.

**	Interest rate shown reflects yield to maturity at time of purchase.

^	Security is a non-income producing security.

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2012 (Audited)

Description [1,2]	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value

Attention Transit Advertising Systems, LLC	Outdoor
Senior Secured Loan, 14.50%, 11/1/2012	Advertising Services	$2,060,150	$2,048,859	$1,900,282	3.56%

Background Images, Inc.	Equipment
Senior Secured Loan – Term A, 14.74%, 6/28/2014	Rental Services	$2,012,500	1,986,949	2,027,594	3.79%
Senior Secured Loan – Term B, 16.49%, 6/28/2014		$1,137,500	1,122,922	1,123,433	2.10%
Totals			3,109,871	3,151,027	5.89%

Blackstrap Broadcasting, LLC	Radio
Senior Secured Loan, 5.00%, 9/25/2012	Broadcasting	$3,000,000	2,959,844	2,850,600	5.33%
Subordinated Secured Loan, 16.00%, 9/25/2012		$3,500,000	3,495,844	3,465,700	6.48%
Totals			6,455,688	6,316,300	11.81%

Coast Plating, Inc.	Aerospace
Senior Secured Loan – Term A, 11.74%, 9/13/2014	Parts Plating and Finishing	$1,450,000	1,449,081	1,464,790	2.74%
Senior Secured Loan – Term B, 12.49%, 9/13/2014		$3,550,000	3,540,361	3,484,325	6.52%
Totals			4,989,442	4,949,115	9.26%

CSL Operating, LLC	Industrial
Senior Secured Loan – Term A, 11.74%, 5/11/2014	Metal Treatings	$2,000,000	1,993,354	1,957,933	3.66%
Senior Secured Loan – Term B, 11.74%, 5/11/2014		$2,000,000	1,993,354	1,944,400	3.64%
Totals			3,986,708	3,902,333	7.30%

Employment Plus, Inc.	Staffing
Senior Secured Loan, 12.00%, 10/24/2013	Services	$5,000,000	5,000,000	5,000,000	9.36%

Equisearch Acquisition, Inc.	Asset
Senior Secured Loan, 14.00%, 5/31/2012^	Recovery Services	$2,580,201	2,580,201	1,959,363	3.67%
Warrants for 47.9056 shares (at a $0.01 strike price), expire 1/31/2016^		48	225,000	-	-%
Totals			2,805,201	1,959,363	3.67%

European Evaluators, LLC [3]	Art
Senior Secured Loan, 11.99%, 8/29/2012	Dealers	$615,000	614,240	614,240	1.15%

iMedX, Inc.	Medical
Senior Secured Revolving Loan, 10.09%, 9/19/2014	Transcription Services	$1,298,517	1,295,589	1,298,517	2.43%
Senior Secured Loan – Term A, 15.99%, 9/19/2014		$2,755,000	2,727,654	2,772,448	5.19%
Totals			4,023,243	4,070,965	7.62%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2012 (Audited)

Description [1,2]	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value

Matt Martin Real Estate Management, LLC	Real Estate
Senior Secured Loan, 12.99%, 4/30/2015	Management Services	$4,139,000	$4,104,413	$4,104,413	7.68%

MDU Communications (USA) Inc.	Cable TV
Senior Secured Loan - Tranche A, 11.85%, 6/30/2013	Broadband Services	$5,000,000	5,000,000	4,889,000	9.15%
Senior Secured Loan - Tranche C, 9.75%, 6/30/2013		$250,000	250,000	240,275	0.45%
Senior Secured Loan - Tranche D, 8.75%, 6/30/2013		$1,480,000	1,480,000	1,399,537	2.62%
Warrants for 37,500 shares (at a $6.00 strike price), expire 6/30/2013^		37,500	298	-	-%
Totals			6,730,298	6,528,812	12.22%

ProGrade Ammo Group LLC[5]	Munitions
Senior Secured Revolving Loan, 9.24%, 8/1/2014		$383,798	383,798	383,798	0.72%
Senior Secured Term Loan, 15.24%, 8/1/2014		$5,968,750	5,810,949	4,511,380	8.44%
Warrants for 9.5% of the outstanding LLC interests (at a $10.00 strike price), expire 8/2/2018^		181,240	176,770	-	-%
Totals			6,371,517	4,895,178	9.16%

Texas Westchester Financial, LLC[4]	Consumer
Limited Liability Company Interests^	Financing	9,278	905,819	549,360	1.03%

The Finance Company, LLC[4]	Consumer
Senior Secured Term Loan, 15.00%, 9/30/2015	Financing	$5,724,261	5,593,415	5,617,738	10.51%
Limited Liability Company Interests		50	140,414	610,413	1.14%
Totals			5,733,829	6,228,151	11.65%

The Selling Source, LLC	Information and
Senior Secured Loan, 12.00%, 12/21/2012	Data Services	$3,323,508	3,323,508	3,323,508	6.22%

US Path Labs, LLC	Healthcare
Senior Secured Loan, 13.00%, 3/30/2014	Services	$3,500,000	3,434,191	3,465,117	6.48%

VaultLogix, LLC	Information
Warrants for Variable % Ownership, (at a $307.855 strike price), expire 1/14/2019^	Retrieval Services	3,439	56,147	-	-%

West World Media, LLC [5,6]	Information and	85,210	430,500	216,964	0.41%
Limited Liability Company Interests^	Data Services

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2012 (Audited)

Description [1,2]	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value

Ygnition Networks, Inc.	Cable TV
Senior Secured Loan, 12.74%, 9/6/2012	Broadband Services	$11,999,743	$11,999,781	$11,171,761	20.90%

United States Treasury
United States Treasury Bill** (0.01)%, 7/5/2012		$22,500,000	22,500,027	22,499,881	42.10%

Total Investments			$98,623,282	$94,846,770	177.47%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2012 (Audited)

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

September 30, 2012

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

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending June 30, 2013.

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

Basis of Consolidation

Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our financial statements include our accounts and the accounts of Full Circle West, Inc., TransAmerican Asset Servicing Group, Inc. and Art Credit Company, LLC, our only wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash

The Company places its cash with J.P. Morgan Chase Bank, N.A., and at times, cash held in these accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company may invest a portion of its cash in money market funds, within the limitations of the 1940 Act.

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

Structuring fees, board fees, excess deal deposits, prepayment fees and similar fees are recognized as Other Income as earned, usually when paid. Other fee income, including administrative fees and unused line fees, is included in Other Income.  Income from such sources was $160,108, and $470,543 for the three months ended September 30, 2012 and 2011, respectively.

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

Organizational Expenses and Offering Costs

The Company did not incur organizational expenses or offering costs for the three months ended September 30, 2012, and 2011. The Company complies with the requirements of ASC 340-10-S99-1, “Expenses of Offering”. Deferred offering costs consist principally of legal and audit costs incurred through the balance sheet date that are related to an offering of equity securities. Such costs are charged against the gross proceeds of the offering or will be charged to the Company’s operations if the offering is not competed. As of September 30, 2012, the Company has deferred $71,781 of offering costs related to its form N-2 registration statement filed with the Securities and Exchange Commission or “SEC” on March 23, 2012.

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

As of September 30, 2012, we had approximately $6.3 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.

Note 4. Earnings (Loss) per Common Share

The following information sets forth the computation of basic and diluted income per common share for the three months ended September 30, 2012 and 2011.

	Three months ended September 30, 2012	Three months ended September 30, 2011
	(Unaudited)	(Unaudited)
Per Share Data (1) :
Net Increase in Net Assets Resulting from Operations	$894,891	$1,599,333
Average weighted shares outstanding for period	6,219,382	6,219,382
Basic and diluted earnings per common share	$0.14	$0.26

(1)	Per share data based on weighted average shares outstanding.

Note 5. Related Party Agreements and Transactions

Investment Advisory Agreement

On June 27, 2012, our Board of Directors re-approved an investment advisory agreement (the “Investment Advisory Agreement”) with Full Circle Advisors, LLC (the “Adviser”) under which the Adviser, subject to the overall supervision of our Board, manages the day-to-day operations of, and provides investment advisory services to, us. Under the terms of the Investment Advisory Agreement, our Adviser: (i) determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes, (ii) identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and (iii) closes and monitors investments we make.

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

The total base management fees earned by the Adviser for the three months ended September 30, 2012 and 2011, were $334,036 and $285,960, respectively, after adjusting for the waivers of $0 and $28,124, respectively. The total base management fee payable to the Adviser at September 30, 2012 was $334,036, after reflecting payment of $308,271 during the period, and is included in the Consolidated Statement of Assets and Liabilities in Due to Affiliate at September 30, 2012.

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees with respect to each of the investments in our portfolio, provided that, the incentive fee determined as of December 31, 2010 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the inception of Full Circle Capital. There were no incentive fees paid on realized gains for the three months ended September 30, 2012 and 2011.

Income incentive fees of $307,932 and $371,602 were earned by the Adviser for the three months ended September 30, 2012 and 2011, and the total income incentive fee payable to the Adviser at September 30, 2012 was $309,236, after reflecting payment of $270,778 during the period, and is included in the Consolidated Statement of Assets and Liabilities in Due to Affiliate at September 30, 2012.

The Adviser had agreed to reimburse the Company for any operating expenses, excluding interest expenses, investment advisory and management fees, and organizational and offering expenses, in excess of 2% of our net assets for the first twelve months following the completion of the initial public offering, which occurred on August 31, 2010.  This agreement was extended through September 30, 2011, and equates to an accrual offset against the Advisor’s management fee of $0 and $285,668 for the three months ended September 30, 2012 and 2011, respectively.

The Investment Advisory Agreement may be terminated by either party upon 60 days written notice to the other party.

Administration Agreement

We have also entered into an administration agreement (the “Administration Agreement”) with the Administrator under which the Administrator, among other things, furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of Full Circle Service Company’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the compensation of our chief financial officer and our allocable portion of the compensation of any administrative support staff employed by the Administrator, directly or indirectly. Under the Administration Agreement, the Administrator will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

In addition to the above fees, certain administrative services previously provided by the Administrator were performed by Vastardis for the Administrator for an annual fee of $112,457, paid quarterly in advance. Such services have been provided by the Administrator, rather than Vastardis, subsequent to September 15, 2012.

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

For the three months ended September 30, 2012 and 2011, the Company incurred $205,379 and $209,723, respectively, of expenses under the Administration Agreement, $73,429 and $78,114, respectively, of which were earned by the Sub-Administrator and $75,194 and $45,924, respectively, of which were paid for officers’ compensation.  The remaining $56,756 and $85,685, respectively, were recorded as an Allocation of Overhead Expenses to the Administrator in the Consolidated Statement of Operations.

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. With regard to the Control Investments in Texas Westchester Financial, LLC, TransAmerican Asset Servicing Group, LLC and The Finance Company, LLC, the Company has provided managerial assistance during the period for which no fees were charged. Our Chief Executive Officer and President, John Stuart, currently serves as a director of The Finance Company, LLC. As of September 30, 2012, none of the other portfolio companies had accepted our offer for such services.

Note 6. Equity Offerings and Related Expenses and Other Stock Issuances

The proceeds raised, the related underwriting fees, the offering expenses, and the price at which common stock has been issued since inception are detailed in the following table.

Offering expenses are charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by the Company.

Issuances of Common Stock	Number of Shares Issued		Gross Proceeds Raised, Net Assets Acquired and Dividends Reinvested	Underwriting Fees	Offering Expenses		Price
April 16, 2010	100		$1,500	-	-		$15.00 per/share
August 31, 2010	4,191,415	(1)	$42,425,564	-	-		$10.13 per/share	(2)
August 31, 2010	2,000,000		$18,000,000	$1,350,000	$1,052,067	(3)	$9.00 per/share
January 14, 2011	27,867	(4)	$241,608	-	-		$8.67 per/share

(1)           Includes 403,662 shares that were issued on September 30, 2010 upon the expiration of the overallotment option granted to the underwriters in connection with our initial public offering. Such shares were deemed to be outstanding at August 31, 2010.

(2)           Based on weighted average price assigned to shares.

(3)           Includes $190,894 of offering expenses that were accrued as of December 31, 2010.

(4)           Issued pursuant to the Company’s dividend reinvestment plan.

Note 7. Financial Highlights

	Three months ended September 30, 2012		Three months ended September 30, 2011

Per Share Data (1) :
Net asset value at beginning of period	$8.59		$9.08
Offering costs	-		-
Net investment income (loss)	0.20		0.25
Change in unrealized gain (loss)	0.08		(0.01)
Realized gain (loss)	(0.13)		0.02
Dividends declared	(0.23)		(0.23)
Net asset value at end of period	$8.51		$9.11

Per share market value at end of period	$8.11		$7.09
Total return based on market value	9.08	%(4)	(7.28)	%(4)
Total return based on net asset value	1.94	%(4)	3.65	%(4)
Shares outstanding at end of period	6,219,382		6,219,382
Average weighted shares outstanding for period	6,219,382		6,219,382

Ratio / Supplemental Data:
Net assets at end of period	$52,900,999		$56,673,978
Average net assets	$53,171,892		$56,573,993
Annualized ratio of gross operating expenses to average net assets (5)	11.58%		9.31%
Annualized ratio of net operating expenses to average net assets (5)	11.58%		8.76%
Annualized ratio of net investment income to average net assets (5)	9.34%		9.18%

	Year ended June 30, 2012		For the period from August 31, 2010 (commencement of operations) to June 30, 2011		For the period from April 16, 2010 (date of inception) to June 30, 2010

Per Share Data (1) :
Net asset value at beginning of period	$9.08		$9.40		$15.00	(2)
Offering costs	-		(0.04)		-
Net investment income (loss)	0.78		0.70		(125.45)
Change in unrealized gain (loss)	(0.32)		(0.29)		-
Realized gain (loss)	(0.03)		0.06		-
Dividends declared	(0.92)		(0.75)		-
Net asset value at end of period	$8.59		$9.08		$(110.45)

Per share market value at end of period	$7.65		$7.90		$(110.45)
Total return based on market value	8.71	%(4)	(4.03	)%(3)	(836.33	)%(4)
Total return based on net asset value	6.20	%(4)	5.62	%(3)	(836.33	)%(4)
Shares outstanding at end of period	6,219,382		6,219,382		100
Average weighted shares outstanding for period	6,219,382		6,206,824		100

Ratio / Supplemental Data:
Net assets at end of period	$53,442,785		$56,474,006		$(11,045)
Average net assets	$55,531,518		$57,455,987		$(4,773)
Annualized ratio of gross operating expenses to average net assets (5)	9.56%		8.49%		1,279.28%
Annualized ratio of net operating expenses to average net assets (5)	8.99%		7.34%		1,279.28%
Annualized ratio of net investment income to average net assets (5)	8.70%		9.29%		(1,279.28)%

(1)	Financial highlights are based on average weighted shares outstanding.
(2)	For the period from April 16, 2010 (date of inception) to June 30, 2010, the net asset value at issuance was $15.00.
(3)	Total return based on market value is based on the change in market price per share assuming an investment at the initial public offering price of $9.00 per share and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.
(4)	Total return based on market value is based upon the change in market price per share between the opening and ending net price per share in each period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. For the period from inception through June 30, 2010 total return based on market value is the same as total return based on net asset value as our shares were not publicly traded. The total returns are not annualized.
(5)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment income (loss) to average net assets are adjusted accordingly. Non-recurring expenses were not annualized. For the period from August 31, 2010 (commencement of operations) to June 30, 2011 the Company incurred $102,609 of organizational expenses, which were deemed to be non-recurring. For the period from April 16, 2010 (date of inception) to June 30, 2010, the Company incurred $12,500 of organizational expenses, which were deemed to be non-recurring.

Note 8. Long Term Liabilities

Line of Credit

On August 31, 2010, the Company entered into the “Credit Facility” with First Capital. The facility size is $35 million and was initially scheduled to expire in January 2012. On January 27, 2012, the Company extended the Credit Facility through July 31, 2012. On July 31, 2012, the Company extended the Credit Facility though October 31, 2012. Under the Credit Facility, base rate borrowings bear interest at LIBOR (0.214% at September 30, 2012, and 0.246% at June 30, 2012) plus 5.50%. The Credit Facility is secured by all of the assets of the Company. Under the Credit Facility, the Company is required to satisfy several financial covenants, including maintaining a minimum level of stockholders’ equity, a maximum level of leverage and minimum asset coverage and earnings ratios. In addition, the Company is required to comply with other general covenants, including with respect to indebtedness, liens, restricted payments and mergers and consolidations.  At September 30, 2012, the Company had a balance of $23,098,577 on the Credit Facility, which is included in the Consolidated Statement of Assets and Liabilities.

Distribution Notes

On August 31, 2010, the Company entered into multiple senior unsecured notes (the “Distribution Notes”).  The Distribution Notes consist of $3,404,583 in senior unsecured notes, which bear interest at a rate of 8% per annum, payable quarterly in cash, and will mature in February 2014. The Distribution Notes are callable by the Company at any time, in whole or in part, at a price of 100% of their principal amount, plus accrued and unpaid interest. The Distribution Notes subject the Company to customary covenants, including, among other things, a restriction on incurring any debt on a junior lien basis, or any debt that is contractually subordinated in right of payment to any other debt unless it is also subordinated to the Distribution Notes on substantially identical terms. The agreement under which the Distribution Notes were issued contains customary events of default. At September 30, 2012, the Company had a balance of $3,404,583 on the Distribution Notes, which is included in the Consolidated Statement of Assets and Liabilities.

Note 9. Fair Value Measurements

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820.  See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of September 30, 2012 and June 30, 2012, respectively:

As of September 30, 2012 (Unaudited)

	Level 1	Level 2	Level 3	Total
Assets

Senior and Subordinated Loans, at fair value	$-	$-	$73,927,383	$73,927,383

US Treasury Securities, at fair value(1)	24,999,868	-	-	24,999,868

Investments in private companies, at fair value	-	-	1,535,416	1,535,416
	$24,999,868	$-	$75,462,799	$100,462,667

As of June 30, 2012

	Level 1	Level 2	Level 3	Total
Assets

Senior and Subordinated Loans, at fair value	$-	$-	$70,970,152	$70,970,152

US Treasury Securities, at fair value(1)	22,499,881	-	-	22,499,881

Investments in private companies, at fair value	-	-	1,376,737	1,376,737
	$22,499,881	$-	$72,346,889	$94,846,770

During the three months ended September 30, 2012 and for the year ended June 30, 2012, there were no transfers in or out of levels.

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

Changes in Level 3 assets measured at fair value for the three months ended September 30, 2012 and for the year ended June 30, 2012, are as follows:

	Three months ended September 30, 2012 (Unaudited)
							Change in
							Unrealized
	Beginning	Accretion of				Ending	Gains (Losses) for Investments
	Balance	Original	Realized &		Sales	Balance	still held at
	July 1,	Issue	Unrealized		And	September 30,	September 30,
	2012	Discount	Gains (Losses)	Purchases	Settlements	2012	2012
Assets

Senior and Subordinated Loans, at fair value	$70,970,152	$112,773	(501,745)	$11,437,760	$(8,091,557)	$73,927,383	$(501,916)

Investments in private companies, at fair value	1,376,737	-	158,679	-	-	1,535,416	158,679
	$72,346,889	$112,773	(343,066)	$11,437,760	$(8,091,557)	$75,462,799	$(343,237)

	Year ended June 30, 2012
							Change in
							Unrealized
	Beginning	Accretion of				Ending	Gains (Losses) for Investments
	Balance	Original	Realized &		Sales	Balance	still held at
	July 1,	Issue	Unrealized		And	June 30,	June 30,
	2011	Discount	Gains (Losses)	Purchases	Settlements	2012	2012
Assets

Senior and Subordinated Loans, at fair value	$55,537,458	$523,307	$(2,407,353)	$55,031,538	$(37,714,798)	$70,970,152	$(2,976,991)

Investments in private companies, at fair value	1,197,384	-	488,939	140,414	(450,000)	1,376,737	791,672

Investments in securities, at fair value	59,561	-	(236,331)	176,770	-	-	(236,331)
	$56,794,403	$523,307	$(2,154,745)	$55,348,722	$(38,164,798)	$72,346,889	$(2,421,650)

Realized and unrealized gains and losses are included in realized gain on investments and net change in unrealized gain (loss) on investments in the consolidated statements of operations. The change in unrealized losses for Level 3 investments still held at September 30, 2012 of ($343,237) is included in change in net unrealized gain (loss) on investments in the consolidated statement of operations for the three months ended September 30, 2012.

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2012:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)

Secured debt	$66,639,183	Discounted cash flows (income approach)	Discount Rate	6% - 30% (15%)
Equity	943,210	Market comparable companies (market approach)	EBITDA multiple	3.0 – 7.5 (4.25)
Debt or Equity subject to liquidation	7,880,406	Liquidation Value	Asset Value	N/A

Total investments	$75,462,799

(1)	The average values were determined using the weighted average of the fair value of the investments in each investment category.

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

Volume of Derivative Activities

At September 30, 2012, the notional amounts and number of warrants, categorized by primary underlying risk, are as follows:

	Long Exposure
	Notional	Number of
	Amounts	Warrants
Primary Underlying Risk
Equity Price
Warrants (a)	$-	222,179

(a)	Notional amounts presented for warrants are based on the fair value of the underlying shares as if the warrants were exercised at September 30, 2012.

Note 11. Recently Adopted Accounting Standards

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

Note 12. Subsequent Events

Dividend

On November 5, 2012, the Board of Directors declared monthly dividends of $0.077, $0.077 and $0.077 per share payable on February 15, 2013 for holders of record at January 31, 2013, March 15, 2013 for holders of record at February 28, 2013 and April 15, 2013 for holders of record at March 29, 2013.

Recent Portfolio Activity

On October 31, 2012, the Company extended the loan to Ygnition Networks, Inc. through December 31, 2012.

On November 1, 2012, the Company extended the loan to Attention Transit Advertising Systems, LLC through May 31, 2013.

Subsequent to September 30, 2012, the Company increased the availability under the Global Energy Efficiency Holdings, Inc. revolving loan facility to $3,250,000 from $2,250,000.

On November 2, 2012, The Selling Source, LLC pre-paid, at par, $1,140,496 of its loan from the Company.

Credit Facility

On October 31, 2013, the Company re-extended the maturity of the Credit Facility through December 31, 2013.

Note 13. Selected Quarterly Financial Data (Unaudited)

	Total Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)
September 30, 2010	$867,582	$0.42	$306,783	$0.15	$(99,791)	$(0.05)	$206,992	$0.10
December 31, 2010	2,678,197	0.43	1,495,125	0.24	(137,707)	(0.02)	1,357,418	0.22
March 31, 2011	2,305,423	0.37	1,361,635	0.22	(799,361)	(0.13)	562,274	0.09
June 30, 2011	2,108,426	0.34	1,170,836	0.19	(415,206)	(0.07)	755,630	0.12
September 30, 2011	2,558,243	0.41	1,544,342	0.25	54,991	0.01	1,599,333	0.26
December 31, 2011	2,398,665	0.39	1,098,640	0.18	(846,099)	(0.14)	252,541	0.04
March 31, 2012	2,388,960	0.38	1,118,574	0.18	405,240	0.07	1,523,814	0.25
June 30, 2012	2,481,143	0.40	1,071,947	0.17	(1,769,463)	(0.28)	(697,516)	(0.11)
September 30, 2012	2,773,303	0.45	1,238,245	0.20	(343,354)	(0.06)	894,891	0.14

(1)	Per share amounts are calculated using weighted average shares during the period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes and schedules thereto appearing elsewhere in this quarterly report on Form 10-Q, as well as the sections entitled “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes and schedules thereto included in our Annual Report on Form 10-K for the period ended June 30, 2012.

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Full Circle Capital Corporation, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	An expiration or contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;

•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and

•	the risks, uncertainties and other factors we identify in “Risk Factors” in our Annual Report on Form 10-K for the period ended June 30, 2012 and elsewhere in this quarterly report on Form 10-Q and in our filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” in our Annual Report on Form 10-K for the period ended June 30, 2012 and elsewhere in this quarterly report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q.

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

Fair Value

The Company’s assets measured at fair value on a recurring basis subject to the requirement of ASC Topic 820 at September 30, 2012 and June 30, 2012, were as follows:

As of September 30, 2012 (Unaudited)

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$-	$-	$73,927,383	$73,927,383
US Treasury Securities, at fair value(1)	24,999,868	-	-	24,999,868
Investments in private companies, at fair value	-	-	1,535,416	1,535,416
	$24,999,868	$-	$75,462,799	$100,462,667

As of June 30, 2012

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$-	$-	$70,970,152	$70,970,152
US Treasury Securities, at fair value(1)	22,499,881	-	-	22,499,881
Investments in private companies, at fair value	-	-	1,376,737	1,376,737
	$22,499,881	$-	$72,346,889	$94,846,770

(1) U.S. Treasury Securities were purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

During the three months ended September 30, 2012 and the year ended June 30, 2012, there were no transfers in or out of levels.

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

Structuring fees, board fees, excess deal deposits, prepayment fees and similar fees are recognized as Other Income as earned, usually when paid. Other fee income, including annual fees and monitoring fees are included in Other Income.

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

Time Period	Acquisitions (1) (dollars in millions)	Dispositions (2) (dollars in millions)		Weighted Average Interest Rate of Portfolio at End of Period
Legacy Portfolio Acquisition (August 31, 2010)	$72.3	$	N/A	12.10%
August 31, 2010 through September 30, 2010	0.4		1.4	12.16%
October 1, 2010 through December 31, 2010	3.7		10.1	12.09%
January 1, 2011 through March 31, 2011	4.0		19.9	12.39%
April 1, 2011 through June 30, 2011	9.6		1.2	12.68%
July 1, 2011 through September 30, 2011	27.7		15.9	12.89%
October 1, 2011 through December 31, 2011	5.9		9.4	13.04%
January 1, 2012 through March 31, 2012	6.7		5.7	12.98%
April 1, 2012 through June 30, 2012	15.0		7.1	12.93%
July 1, 2012 through September 30, 2012	11.4		8.1	12.84%
Since inception	$156.7		$78.8	N/A

(1)	Includes new deals, additional fundings, refinancings (inclusive of those on revolving credit facilities) and payment in kind “PIK” interest
(2)	Includes scheduled principal payments, prepayments, sales and repayments (inclusive of those on revolving credit facilities)

Portfolio Activity for the Quarter Ended September 30, 2012

The primary investment activities for the three months ended September 30, 2012, were fundings and repayments under the revolving credit facilities and the funding of the following loan facilities:

•	On September 7, 2012 the Company originated a $3,250,000 credit facility, comprised of a $1,000,000 senior secured term loan and a $2,250,000 senior secured revolving credit facility, both bearing interest at LIBOR plus 12.25% to Global Energy Efficiency Holdings Inc. (“GEE”). GEE provides energy efficiency products, installation and maintenance services to small and medium sized businesses in multiple food sales and service industries.
•	On September 27, 2012, the Company funded an additional $600,000 to iMedX, Inc. as part of the Company’s existing senior secured term loan.

The following is a reconciliation of the investment portfolio for the three months ended September 30, 2012, and for the year ended June 30, 2012:

	Three Months Ended September 30, 2012	Year Ended June 30, 2012
Beginning Investment Portfolio	$94,846,770	$82,794,117
Portfolio Investments Acquired	11,437,760	55,279,880
Treasury and Money Market Purchases(1)	25,000,604	120,000,601
Amortization of fixed income premiums and discounts	112,444	522,732
Portfolio Investments Repaid	(8,091,557)	(38,164,798)
Sales of Treasury and Money Market securities(1)	(22,500,000)	(123,499,273)
Payment in Kind	-	68,842
Net Unrealized Appreciation (Depreciation)	517,313	(1,979,965)
Net Realized Gains (Losses)	(860,667)	(175,366)
Ending Investment Portfolio	$100,462,667	$94,846,770

(1) U.S. Treasury Securities were purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

During the three months ended September 30, 2012, we recorded net unrealized appreciation of $517,313. This consisted of $133,634 of net unrealized appreciation on debt investments and $383,679 of net unrealized appreciation on equity investments.

Portfolio Classifications

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2012, and June 30, 2012, excluding United States Treasury Bills of approximately $25.0 million and $26.0 million, respectively:

	September 30, 2012 (Unaudited)		June 30, 2012
	Investments at		Investments at
	Fair Value (dollars in millions)	Percentage of Total Portfolio	Fair Value (dollars in millions)	Percentage of Total Portfolio
Senior Secured Loans	$70.5	93.4%	$67.5	93.3%
Subordinated Secured Loans	3.5	4.6	3.4	4.8
Limited Liability Company Interests	1.5	2.0	1.4	1.9
Total	$75.5	100.0%	$72.3	100.0%

At September 30, 2012, the seventeen borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 62% (i.e., each $62 of loan value outstanding is secured by $100 of collateral value).

At June 30, 2012, the sixteen borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 62% (i.e., each $62 of loan value outstanding is secured by $100 of collateral value).

The following table shows the fair value of our portfolio of investments by industry, as of September 30, 2012, and June 30, 2012, excluding United States Treasury Bills of approximately $25.0 and $22.5 million, respectively:

	September 30, 2012 (Unaudited)		June 30, 2012 (Audited)
	Investments at		Investments at
	Fair Value (dollars in millions)	Percentage of Total Portfolio	Fair Value (dollars in millions)	Percentage of Total Portfolio
Cable TV/Broadband Services	$18.1	24.0%	$17.7	24.5%
Consumer Financing	7.0	9.3	6.8	9.4
Radio Broadcasting	6.3	8.4	6.3	8.7
Munitions	5.8	7.7	4.9	6.8
Staffing Services	5.0	6.6	5.0	6.9
Aerospace Parts Plating and Finishing	5.0	6.6	4.9	6.8
Industrial Metal Treatings	3.9	5.2	3.9	5.4
Real Estate Management Services	3.8	5.1	4.1	5.7
Medical Transcription Services	3.8	5.0	4.1	5.6
Healthcare Services	3.5	4.6	3.5	4.8
Information and Data Services	3.4	4.5	3.5	4.9
Equipment Rental Services	3.0	3.9	3.1	4.4
Energy Efficiency Services	3.0	3.9	-	-
Outdoor Advertising Services	1.8	2.4	1.9	2.6
Asset Recovery Services	1.5	2.0	2.0	2.7
Art Dealers	0.6	0.8	0.6	0.8
Total	$75.5	100.0%	$72.3	100.0%

Portfolio Grading

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of September 30, 2012, our portfolio had a weighted average grade of 3.15, based upon the fair value of the debt investments in the portfolio, excluding United States Treasury Bills of approximately $25.0. Equity securities are not graded. This was an improvement of 0.15 from the weighted average grade of 3.30 at June 30, 2012.

At September 30, 2012, our debt investment portfolio was graded as follows:

	September 30, 2012
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$-	-%
2	The portfolio company is performing above expectations and the risk profile is generally favorable.	8,111,228	10.75
3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	46,836,486	62.07
4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable	18,979,669	25.15
5	The investment is performing well below expectations and the par value is not anticipated to be repaid in full.	-	-
		$73,927,383	97.97%

At June 30, 2012, our debt investment portfolio was graded as follows:

	June 30, 2012
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$-	-%
2	The portfolio company is performing above expectations and the risk profile is generally favorable.	6,788,625	9.38
3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	44,638,741	61.70
4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable	17,583,423	24.31
5	The investment is performing well below expectations and is not anticipated to be repaid in full.	1,959,363	2.71
		$70,970,152	98.10%

We expect that a portion of our investments will be in grades 4 or 5 from time to time, and, as such, we will be required to work with portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 4 or 5 may fluctuate from period to period.

Results of Operations

Comparison of the three months ended September 30, 2012 and 2011

Total Investment Income

Total investment income includes interest and dividend income on our investments and other income, which is comprised entirely of fee income for the three months ended September 30, 2012. Fee income consists principally of administrative fees, prepayment fees, structuring fees and unused line fees.

Total investment income for the three months ended September 30, 2012, was $2,773,303. This amount consisted of $2,579,098 of interest income from portfolio investments (which included no PIK interest), $34,097 of dividend income and $160,108 of fee income. Dividend income was solely earned from our investment in The Finance Company, LLC.

Total investment income for the three months ended September 30, 2011, was $2,558,243. This amount consisted of $2,087,700 of interest income from portfolio investments (which included $68,842 of PIK interest) and $470,543 of fee income.

The increase in interest income for the three months ended September 30, 2012 relative to the same time period in 2011 was primarily due to growth in the size of our portfolio. The decrease in PIK interest for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 is primarily attributable to the fact that the Company received a prepayment from West World Media, LLC and ceased generating PIK interest from any of its portfolio investments. The increase in dividend income for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was primarily due to the Company’s investment in The Finance Company, LLC in September 2011. The decrease in fee income, which can fluctuate, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was primarily a result of fewer prepayment, administration and other fees during the quarter ended September 30, 2012.

Expenses

Gross and net operating expenses for the three months ended September 30, 2012, were $1,535,058.

Gross operating expenses for the three months ended September 30, 2011, were $1,327,693.  Net operating expenses (offset by the waived portion of the base management fee and the accrual for waiver of operating expenses) for the three months ended September 30, 2011, were $1,013,799.

The increase in our net operating expenses for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 is primarily due to the increase in the Company’s borrowings to fund additional portfolio investments, which resulted in increased interest expense. Additionally, the expiration of the Expense Reimbursement Agreement and Management Fee waiver resulted in increased net operating expenses.

Net Investment Income (Loss)

Net investment income for the three months ended September 30, 2012, was $1,238,245. Net investment income per share was $0.20 for the period.

Net investment income for the three months ended September 30, 2011, was $1,544,342. Net investment income per share was $0.25 for the period.

The decrease in net investment income for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was primarily due to the increase in net operating expenses due to the expiration of the Expense Reimbursement Agreement and Management Fee waiver and an increase in interest expenses due to the Company’s greater debt usage in the three months ended September 30, 2012 as compared to the same period in 2011 to fund portfolio growth. Additionally, the decrease in other income was due to lower fee income, which can fluctuate, as the Company received fewer prepayment fees during the three months ended September 30, 2012 as compared to the same period in 2011.

Realized Gain (Loss) on Investments

Realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. During the three months ended September 30, 2012, we recorded a realized loss of $860,667, primarily from the conversion of our senior secured loan in Equisearch Acquisition, Inc. to a senior secured term loan in TransAmerican Asset Servicing Group, LLC upon to the finalization of the Equisearch Acquisition, Inc.’s bankruptcy proceedings. Realized loss per share was $0.14 for the period.

During the three months ended September 30, 2011, we recorded a realized gain of $125,806 primarily in connection with the repayment of a portion of our equity interests in West World Media, LLC. Realized gain per share was $0.02 for the period.

The decrease in realized gains for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was due to the items discussed above.

From time to time the Company may enter into a new transaction with a portfolio investment as a result of the sale, merger, foreclosure, bankruptcy or other corporate event involving the portfolio company. In such cases, the Company may receive newly-issued notes, securities and/or other consideration in exchange for, or resulting from, the cancellation of the instruments previously held by the Company with regard to that portfolio company. In such cases, the Company may experience a realized loss on the instrument being sold or cancelled, and, concurrently, an elimination of any previously recognized unrealized losses on the portfolio investment. Such elimination of unrealized loss is included on the Statements of Operations as an increase in the Change in Unrealized Gain (Loss) on Investments.

Change in Unrealized Gain (Loss) on Investments

Change in unrealized gain (loss) on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Change in unrealized gain (loss) on investments per share was $0.08 for the three months ended September 30, 2012. During the three months ended September 30, 2012, we recorded net unrealized appreciation of $517,313, primarily from the conversion of our senior secured loan in Equisearch Acquisition, Inc. to a senior secured term loan in TransAmerican Asset Servicing Group, LLC upon the finalization of Equisearch Acquisition, Inc.’s bankruptcy proceedings. This consisted of $133,634 of net unrealized appreciation on debt investments and $383,679 of net unrealized appreciation on equity investments. See related information in the Realized Gain (Loss) on Investments section.

Change in unrealized gain (loss) on investments per share was ($0.02) for the three months ended September 30, 2011. During the three months ended September 30, 2011, we recorded net unrealized depreciation of $70,815. This consisted of $263,304 of net unrealized depreciation on debt investments and $192,489 of net unrealized appreciation on equity investments.

The increase in change in unrealized gain (loss) on investments for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was due to the items discussed above.

Liquidity and Capital Resources

At September 30, 2012, we had investments in debt securities of seventeen companies, totaling approximately $73.9 million in fair value, and equity investments in seven companies, totaling approximately $1.5 million in fair value.

Cash used in operating activities for the three months ended September 30, 2012, consisting primarily of purchases, sales and repayments of investments and the items described in "Results of Operations," was approximately $3.6 million, reflecting the purchases and repayments of investments, income resulting from operations, offset by non-cash income related to OID income, changes in working capital and accrued interest receivable. Net cash used in purchases and sales of investments was approximately $3.3, reflecting net additional investments in existing securities of $11.4 million, offset by principal repayments of $8.1. Such amounts are not inclusive of our purchase of United States Treasury Bills or Money Market Funds.

Immediately prior to the Full Circle Portfolio Acquisition, Full Circle Capital entered into the Credit Facility, a secured revolving credit facility with First Capital. The facility size is $35 million and, as amended, expires on December 31, 2013. Under the agreement, base rate borrowings bear interest at LIBOR plus 5.50%. As of September 30, 2012, we had $23.1 million outstanding borrowings under the Credit Facility.

As of September 30, 2012, we had Distribution Notes outstanding of approximately $3.4 million. These senior unsecured notes bear interest at a rate of 8.0% per annum, payable quarterly in cash, and mature on February 28, 2014.

As of September 30, 2012, we held approximately $66,504 in cash and did not have any cash equivalents in our investment portfolio.

As a business development company, we generally have an ongoing need to raise additional capital for investment purposes. As a result, we expect, from time to time, to access the debt and equity markets when we believe it is necessary and appropriate to do so. In this regard, we are currently exploring various options for obtaining additional debt or equity capital for investments. This may include replacing or further extending our Credit Facility, or the issuance of additional shares of our common stock, possibly at prices below our then current net asset value per share pursuant to a proposal, approved by our stockholders at our December 2011 annual meeting of stockholders, authorizing us to sell shares of our common stock below its then current net asset value per share in one or more offerings for a period of one year ending on December 20, 2012. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. If we are unable to obtain leverage or raise equity capital on terms that are acceptable to us, our ability to grow our portfolio will be substantially impacted.

Contractual Obligations

Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility (1)	$23.1	$—	$23.1	$—	$—

Distribution Notes	3.4	—	3.4	—	—

Total	$26.5	$—	$26.5	$—	$—

_____________________

 (1) At September 30, 2012, $11.9 remained unused under the Credit Facility.

In addition to the contractual obligations set forth above, we have certain obligations with respect to the investment advisory and administration services we receive. See “Overview”. We incurred $641,968 for investment advisory services and $205,379 for administrative services for the three months ended September 30, 2012.

As of September 30, 2012, we had approximately $6.3 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Borrowings

Secured Revolving Credit Facility.   Immediately prior to the Full Circle Portfolio Acquisition, Full Circle Capital entered into the Credit Facility, a secured revolving credit facility with First Capital. The facility size is $35 million and, as amended, expires on December 31, 2013. Under the agreement, base rate borrowings bear interest at LIBOR plus 5.50%. The Credit Facility is secured by all of our assets. Under the Credit Facility we are required to satisfy several financial covenants, including maintaining a minimum level of net assets, a maximum level of leverage and minimum asset coverage and interest coverage ratios. In addition, we are required to comply with other general covenants, including with respect to indebtedness, liens, restricted payments and mergers and consolidations.

Distribution Notes. The Distribution Notes consist of $3.4 million in senior unsecured notes, which bear interest at a rate of 8.0% per annum, payable quarterly in cash, and mature on February 28, 2014. The Distribution Notes are callable by us at any time, in whole or in part, at a price of 100% of their principal amount, plus accrued and unpaid interest. In electing to exercise our call right with respect to the Distribution Notes, our Board of Directors will consider all of the relevant factors, including alternative uses of available capital and whether any Distribution Notes have recently been transferred or sold at prices below par value, and will be required to determine that such a call is in the best interests of Full Circle Capital and our stockholders. The Distribution Notes subject Full Circle Capital to customary covenants, including, among other things, a restriction on incurring any debt on a junior lien basis, or any debt that is contractually subordinated in right of payment to any other debt unless it is also subordinated to the Distribution Notes on substantially identical terms. The agreement under which the Distribution Notes were issued contains customary events of default.

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

Date Declared	Record Date	Payment Date	Amount

Fiscal 2011:
July 21, 2010	September 30, 2010	October 15, 2010	$0.076	(1)
November 5, 2010	December 31, 2010	January 14, 2011	0.225
February 4, 2011	March 31, 2011	April 15, 2011	0.225
May 6, 2011	June 30, 2011	July 15, 2011	0.225
Total (2011)			$0.751
Fiscal 2012:
June 28, 2011	July 29, 2011	August 15, 2011	$0.075	(2)
June 28, 2011	August 31, 2011	September 15, 2011	0.075
June 28, 2011	September 30, 2011	October 14, 2011	0.075
September 8, 2011	October 31, 2011	November 15, 2011	0.077
September 8, 2011	November 30, 2011	December 15, 2011	0.077
September 8, 2011	December 30, 2011	January 13, 2012	0.077
November 7, 2011	January 31, 2012	February 15, 2012	0.077
November 7, 2011	February 29, 2012	March 15, 2012	0.077
November 7, 2011	March 30, 2012	April 13, 2012	0.077
February 3, 2012	April 30, 2012	May 15, 2012	0.077
February 3, 2012	May 31, 2012	June 15, 2012	0.077
February 3, 2012	June 29, 2012	July 13, 2012	0.077
Total (2012)			$0.918
Fiscal 2013:
May 7, 2012	July 31, 2012	August 15, 2012	$0.077
May 7, 2012	August 31, 2012	September 14, 2012	0.077
May 7, 2012	September 28, 2012	October 15, 2012	0.077
September 10, 2012	October 31, 2012	November 15, 2012	0.077
September 10, 2012	November 30, 2012	December 14, 2012	0.077
September 10, 2012	December 31, 2012	January 15, 2012	0.077
November 5, 2012	January 31, 2013	February 15, 2013	0.077
November 5, 2012	February 28, 2013	March 15, 2013	0.077
November 5, 2012	March 29, 2013	April 15, 2013	0.077
Total (2013 to date)			$0.693

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

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Investment Advisory Agreement with Full Circle Advisors. John E. Stuart, our Chief Executive Officer and President, is the managing member of, and has financial and controlling interests in, Full Circle Advisors.

•	We have entered into the Administration Agreement with Full Circle Service Company. Pursuant to the terms of the Administration Agreement, Full Circle Service Company provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. Mr. Stuart, our Chief Executive Officer and President, is the managing member of, and has financial and controlling interests in, Full Circle Service Company.

•	We have entered into a license agreement with Full Circle Advisors, pursuant to which Full Circle Advisors has agreed to grant us a non-exclusive, royalty-free license to use the name “Full Circle.”

•	Our Chief Financial Officer, Treasurer and Secretary, William E. Vastardis, is the President of Vastardis Fund Services, LLC (“Vastardis”). Full Circle Service Company has engaged Vastardis to provide certain administrative services to us. For the three months ended September 30, 2012, Vastardis was paid $73,429 for services provided under the Administration Agreement and $62,500 for the services of Mr. Vastardis as the Chief Financial Officer.

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

Recent Developments

Dividend

On November 5, 2012, the Board of Directors declared monthly dividends of $0.077, $0.077 and $0.077 per share payable on February 15, 2013 for holders of record at January 31, 2013, March 15, 2013 for holders of record at February 28, 2013 and April 15, 2013 for holders of record at March 29, 2013.

Recent Portfolio Activity

On October 31, 2012, the Company extended the loan to Ygnition Networks, Inc. through December 31, 2012.

On November 1, 2012, the Company extended the loan to Attention Transit Advertising Systems, LLC through May 31, 2013.

Subsequent to September 30, 2012, the Company increased the availability under the Global Energy Efficiency Holdings, Inc. revolving loan facility to $3,250,000 from $2,250,000.

On November 2, 2012, The Selling Source, LLC pre-paid, at par, $1,140,496 of its loan from the Company.

Credit Facility

On October 31, 2013, the Company re-extended the maturity of the Credit Facility through December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2012, two debt investments in our portfolio were at a fixed rate, and the remaining 26 debt investments were at variable rates, representing approximately $5.3 million and $68.6 in fair value debt, respectively. The majority of our floating rate debt instruments are currently at their floor interest rate.  The variable rates are based upon the Prime rate or LIBOR.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1% increase in the underlying Prime rate or LIBOR, and no other change in our portfolio as of September 30, 2012. We have also assumed $23.1 million of outstanding borrowings bearing a floating rate based upon LIBOR. Under this analysis, net investment income would increase by approximately $0.3 million annually. If we had instead assumed a 1% decrease in the underlying Prime rate or LIBOR, net investment income would decrease correspondingly by approximately $0.1 million annually. Although management believes that this analysis is indicative of our existing interest rate sensitivity at September 30, 2012, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

As of September 30, 2012, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended September 30, 2012 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2012.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of equity securities during the three months ended September 30, 2012.

Issuer Purchases of Equity Securities

For the quarter ended September 30, 2012, as a part of our dividend reinvestment plan for our common stockholders, we purchased 7,902 shares of our common stock for approximately $62,774 in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines repurchases of our common stock during the quarter ended September 30, 2012.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

July 2012	5,516	$7.91	—	—

August 2012	300	$7.96	—	—

September 2012	2,086	$8.03	—	—

Total	7,902	$7.94	—	—

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement (2)
3.2	Bylaws (1)
4.1	Form of Common Stock Certificate (1)
4.2	Form of Note Agreement for Senior Unsecured Notes (1)
4.3	Form of Senior Unsecured Note (1)
10.1	Form of Dividend Reinvestment Plan (1)
10.2	Form of Second Amended and Restated Loan and Security Agreement by and between the Registrant and FCC, LLC d/b/a First Capital (2)
10.3	Investment Advisory Agreement by and between Registrant and Full Circle Advisors, LLC (1)
10.4	Administration Agreement by and between Registrant and Full Circle Service Company, LLC (1)
10.5	Form of Indemnification Agreement by and between Registrant and each of its directors (1)
10.6	Trademark License Agreement by and between Registrant and Full Circle Advisors, LLC (1)
10.7	Form of Purchase and Sale Agreement by and between Registrant, Full Circle Partners, LP, Full Circle Fund, Ltd., Full Circle Offshore, LLC, and FCC, LLC d/b/a First Capital (2)
10.8	First Amendment to the Second Amended and Restated Loan and Security Agreement by and between the Registrant and FCC, LLC d/b/a First Capital (3)
10.9	Waiver and Second Amendment to Second Amended and Restated Loan and Security Agreement by and between the Registrant and FCC, LLC d/b/a First Capital (4)
10.10	Third Amendment to Second Amended and Restated Loan and Security Agreement, among Full Circle Capital Corporation and FCC, LLC, d/b/a First Capital (5)
10.11	Fourth Amendment to Second Amended and Restated Loan and Security Agreement, among Full Circle Capital Corporation and FCC, LLC, d/b/a First Capital (6)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-166302) filed on August 5, 2010.
(2)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File No. 333-166302) filed on August 26, 2010.
(3)	Incorporated by reference to Registrant’s current report on Form 8-K (File No. 814-00809) filed on January 27, 2012.
(4)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q (File No. 814-00809) filed on May 10, 2012.
(5)	Incorporated by reference to Registrant’s current report on Form 8-K (File No. 814-00809) filed on August 1, 2012.
(6)	Incorporated by reference to Registrant’s current report on Form 8-K (File No. 814-00809) filed on November 2, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL CIRCLE CAPITAL CORPORATION

Date: November 8, 2012	By:	/s/ John E. Stuart
John E. Stuart, Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 8, 2012	By:	/s/ William E. Vastardis
William E. Vastardis, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

