Form 10-Q/A
period 2012-09-30
Full Circle Capital Corp
filed 2012-11-09
CIK 1490013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to our quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2012 (the “Original Filing”), which was filed with the Securities and Exchange Commission on the date hereof, is to correct misstated maturity dates of certain of our portfolio investments in our Consolidated Schedule of Investments as of September 30, 2012. No other items of the Original Filing are being amended hereby.

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

September 30, 2012 (Unaudited)

Description [1,2]	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value

Attention Transit Advertising Systems, LLC	Outdoor
Senior Secured Loan, 14.50%, 11/1/2012	Advertising Services	$2,019,637	$2,017,010	$1,808,787	3.42%

Background Images, Inc.	Equipment
Senior Secured Loan – Term A, 14.74%, 6/28/2014	Rental Services	$1,840,000	1,818,784	1,897,040	3.59%
Senior Secured Loan – Term B, 16.49%, 6/28/2014		$1,040,000	1,027,846	1,076,920	2.04%
Totals			2,846,630	2,973,960	5.63%

Blackstrap Broadcasting, LLC	Radio
Senior Secured Loan, 5.00%, 6/25/2013	Broadcasting	$3,000,000	3,000,000	2,878,800	5.44%
Subordinated Secured Loan, 16.00%, 6/25/2013		$3,500,000	3,500,000	3,465,700	6.55%
Totals			6,500,000	6,344,500	11.99%

Coast Plating, Inc.	Aerospace
Senior Secured Loan – Term A, 11.74%, 9/13/2014	Parts Plating and Finishing	$1,450,000	1,451,358	1,462,132	2.76%
Senior Secured Loan – Term B, 12.49%, 9/13/2014		$3,550,000	3,543,399	3,494,620	6.61%
Totals			4,994,757	4,956,752	9.37%

CSL Operating, LLC	Industrial
Senior Secured Loan – Term A, 11.74%, 5/11/2014	Metal Treatings	$2,000,000	1,994,167	1,977,000	3.74%
Senior Secured Loan – Term B, 11.74%, 5/11/2014		$2,000,000	1,994,167	1,964,200	3.71%
Totals			3,988,334	3,941,200	7.45%

Employment Plus, Inc.	Staffing
Senior Secured Loan, 12.00%, 10/24/2013	Services	$5,000,000	5,000,000	5,000,000	9.45%

European Evaluators, LLC [3]	Art
Senior Secured Loan, 12.00%, 2/28/2013	Dealers	$615,000	615,000	615,000	1.16%

Global Energy Efficiency Holdings	Energy
Senior Secured Revolving Loan, 12.48%, 9/7/2015	Efficiency Services	$2,000,000	1,973,957	1,973,957	3.73%
Senior Secured Loan, 12.48%, 9/7/2015		$1,000,000	986,830	986,830	1.87%
Totals			2,960,787	2,960,787	5.60%

iMedX, Inc.	Medical
Senior Secured Revolving Loan, 10.09%, 9/19/2014	Transcription Services	$547,568	547,303	547,568	1.04
Senior Secured Loan – Term A, 15.99%, 9/19/2014		$2,552,000	2,528,729	2,609,505	4.93
Senior Secured Loan – Term B, 15.99%, 9/19/2014		$600,000	600,000	613,520	1.16
Totals			3,676,032	3,770,593	7.13%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

September 30, 2012 (Unaudited)

Description [1,2]	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Matt Martin Real Estate Management, LLC	Real Estate
Senior Secured Loan, 12.99%, 4/30/2015	Management Services	$3,806,000	$3,775,796	$3,807,776	7.20%

MDU Communications (USA) Inc.	Cable TV
Senior Secured Loan - Tranche A, 11.85%, 6/30/2013	Broadband Services	$5,000,000	5,000,000	4,972,000	9.40%
Senior Secured Loan - Tranche C, 9.75%, 6/30/2013		$250,000	250,000	245,575	0.46%
Senior Secured Loan - Tranche D, 8.75%, 6/30/2013		$1,480,000	1,480,000	1,439,892	2.72%
Warrants for 37,500 shares (at a $6.00 strike price), expire 6/30/2013^		37,500	298	-	-%
Totals			6,730,298	6,657,467	12.58%

ProGrade Ammo Group LLC[6]	Munitions
Senior Secured Revolving Loan, 9.24%, 8/1/2014		$1,603,373	1,603,373	1,603,373	3.03%
Senior Secured Term Loan, 15.24%, 8/1/2014		$5,843,750	5,704,357	4,168,347	7.88%
Warrants for 9.5% of the outstanding LLC interests (at a $10.00 strike price), expire 8/2/2018^		1	176,770	-	-%
Totals			7,484,500	5,771,720	10.91%

Texas Westchester Financial, LLC[4]	Consumer
Limited Liability Company Interests^	Financing	9,278	905,819	592,206	1.12%

The Finance Company, LLC[4]	Consumer
Senior Secured Term Loan, 15.00%, 9/30/2015	Financing	$5,724,261	5,600,116	5,667,210	10.71%
Limited Liability Company Interests		50	140,414	726,246	1.37%
Totals			5,740,530	6,393,456	12.08%

The Selling Source, LLC	Information and
Senior Secured Loan, 12.00%, 12/21/2012	Data Services	$3,158,196	3,158,196	3,158,196	5.97%

TransAmerican Asset Servicing Group, LLC[4,5]	Asset Recovery
Senior Secured Term Loan, 14.25%, 7/25/2016	Services	$2,000,000	1,959,362	1,516,480	2.87
Limited Liability Company Interests^		75	-	-	-%
Totals			1,959,362	1,516,480	2.87%

US Path Labs, LLC	Healthcare
Senior Secured Loan , 13.00%, 3/30/2014	Services	$3,500,000	3,442,096	3,490,900	6.60%

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

FULL CIRCLE CAPITAL CORPORATION

Date: November 9, 2012	By:	/s/ John E. Stuart
John E. Stuart, Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: November 9, 2012	By:	/s/ William E. Vastardis
William E. Vastardis, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

