Form 10-Q
period 2012-12-31
Full Circle Capital Corp
filed 2013-02-11
CIK 1490013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2012

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of February 11, 2013 was 7,569,382.

FULL CIRCLE CAPITAL CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Consolidated Statements of Assets and Liabilities as of December 31, 2012 and June 30, 2012 (audited)	1
	Consolidated Statements of Operations for the three and six months ended December 31, 2012 and December 31, 2011	2
	Consolidated Statements of Changes in Net Assets for the six months ended December 31, 2012 and December 31, 2011	3
	Consolidated Statements of Cash Flows for the six months ended December 31, 2012 and December 31, 2011	4
	Consolidated Schedule of Investments as of December 31, 2012	5
	Consolidated Schedule of Investments as of June 30, 2012 (audited)	9
	Notes to Consolidated Financial Statements as of December 31, 2012	13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
	Forward-Looking Statements	27
	Overview	28
	Critical Accounting Policies	28
	Current Market Conditions and Market Opportunity	31
	Waiver and Expense Reimbursement	31
	Portfolio Composition and Investment Activity	31
	Results of Operations	35
	Liquidity and Capital Resources	38
	Recent Developments	41
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	44
SIGNATURES		45

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

 FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

		December 31, 2012	June 30, 2012
		(Unaudited)	(Audited)
Assets
Control Investments at Fair Value (Cost of $18,137,713 and $6,639,648, respectively)	(NOTE 2, 9)	$18,570,697	$6,777,511
Affiliate Investments at Fair Value (Cost of $11,296,481 and $6,802,017, respectively)	(NOTE 2, 9)	9,282,442	5,112,142
Non-Control/Non-Affiliate Investments at Fair Value (Cost of $72,151,382 and $85,181,617, respectively)	(NOTE 2, 9)	71,765,827	82,957,117
Total Investments at Fair Value (Cost of $101,585,576 and $98,623,282, respectively)		99,618,966	94,846,770

Cash		304,077	639,149
Deposit with Broker		2,250,000	2,350,000
Interest Receivable	(NOTE 2)	848,630	902,711
Principal Receivable		251,751	513,372
Dividends Receivable		72,493	-
Due from Portfolio Investment		364,535	11,140
Receivable for Investments Sold		1,126,196	-
Prepaid Expenses		107,717	43,053
Other Assets		10,550	25,499
Deferred Offering Expenses		-	67,685
Deferred Credit Facility Fees		100,000	50,000

Total Assets		105,054,915	99,449,379

Liabilities
Due to Affiliate	(NOTE 5)	710,556	580,353
Accounts Payable		19,337	115,741
Accrued Liabilities		47,455	79,651
Due to Broker		22,000,733	22,500,041
Dividends Payable		582,842	478,892
Interest Payable		100,479	142,518
Other Liabilities		759,692	140,458
Accrued Offering Expenses		-	19,697
Line of Credit		16,622,598	18,544,660
Distribution Notes	(NOTE 8)	3,404,583	3,404,583

Total Liabilities		44,248,275	46,006,594

Net Assets		$60,806,640	$53,442,785

Components of Net Assets
Common Stock, par value $0.01 per share (100,000,000 authorized; 7,569,382 and 6,219,382 issued and outstanding, respectively)		$75,694	$62,194
Paid-in Capital in Excess of Par		67,420,152	57,455,232
Distributions in Excess of Net Investment Income		(500,122)	(122,763)
Accumulated Net Realized Losses		(4,222,474)	(175,366)
Accumulated Net Unrealized Losses		(1,966,610)	(3,776,512)
Net Assets		$60,806,640	$53,442,785

Net Asset Value Per Share		$8.03	$8.59

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended December 31,		Six Months Ended December 31,
		2012	2011	2012	2011
Investment Income
Interest Income from Non-Control/Non-Affiliate Investments		$1,974,071	$2,104,779	$3,994,055	$3,930,042
Interest Income from Affiliate Investments		280,567	-	560,508	234,864
Interest Income from Control Investments		319,411	227,071	598,584	254,644
Dividend Income from Control Investments		72,493	1,823	106,590	1,823
Other Income from Non-Control/Non-Affiliate Investments	(NOTE 2)	384,553	64,992	528,580	376,449
Other Income from Affiliate Investments	(NOTE 2)	56,004	-	59,585	54,086
Other Income from Control Investments	(NOTE 2)	12,500	-	25,000	105,000
Total Investment Income		3,099,599	2,398,665	5,872,902	4,956,908

Operating Expenses
Management Fee	(NOTE 5)	345,126	300,690	679,162	586,650
Incentive Fee	(NOTE 5)	365,430	274,674	673,362	646,276
Total Advisory Fees		710,556	575,364	1,352,524	1,232,926

Allocation of Overhead Expenses	(NOTE 5)	84,552	89,207	141,308	174,892
Sub-Administration Fees	(NOTE 5)	50,000	78,115	123,429	156,229
Officers’ Compensation	(NOTE 5)	75,160	71,629	150,354	117,553
Total Costs Incurred Under Administration Agreement		209,712	238,951	415,091	448,674

Directors’ Fees		33,125	26,125	61,750	54,250
Interest Expense	(NOTE 8)	438,587	244,405	835,082	366,965
Professional Services Expense		109,902	93,806	275,063	314,679
Bank Fees		5,230	3,285	8,320	6,966
Other		126,837	118,089	221,177	203,258
Total Gross Operating Expenses		1,633,949	1,300,025	3,169,007	2,627,718

Management Fee Waiver and Expense Reimbursement	(NOTE 5)	-	-	-	(313,792)
Total Net Operating Expenses		1,633,949	1,300,025	3,169,007	2,313,926

Net Investment Income		1,465,650	1,098,640	2,703,895	2,642,982
Net Change in Unrealized Gain (Loss) on Investments		1,292,589	(846,865)	1,809,902	(917,680)
Net Realized Gain (Loss) on Investments		(3,186,441)	766	(4,047,108)	126,572
Net Increase (Decrease) in Net Assets Resulting from Operations		$(428,202)	$252,541	$466,689	$1,851,874

Earnings (Loss) per Common Share Basic and Diluted	(NOTE 4)	$(0.06)	$0.04	$0.07	$0.30
Net Investment Income per Common Share Basic and Diluted		$0.22	$0.18	$0.42	$0.43
Weighted Average Shares of Common Share Outstanding Basic and Diluted		6,732,969	6,219,382	6,476,175	6,219,382

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	Six months ended December 31, 2012	Six months ended December 31, 2011
Increase (Decrease) in Net Assets Resulting from Operations:
Net Investment Income	$2,703,895	$2,642,982
Net Change in Unrealized Gain (Loss) on Investments	1,809,902	(917,680)
Realized Gain (Loss) on Investments	(4,047,108)	126,572

Net Increase in Net Assets Resulting from Operations	466,689	1,851,874

Dividends to Shareholders	(3,081,254)	(2,836,038)

Capital Share Transactions:
Issuance of Common Stock	10,665,000	-
Less Offering Costs and Underwriting Fees	(686,580)	-

Net Increase in Net Assets Resulting from Capital Share Transactions	9,978,420	-

Total Increase (Decrease) in Net Assets	7,363,855	(984,164)
Net Assets at Beginning of Period	53,442,785	56,474,006

Net Assets at End of Period	$60,806,640	$55,489,842

Capital Share Activity:
Shares Issued	1,350,000	-
Shares Outstanding at Beginning of Period	6,219,382	6,219,382

Shares Outstanding at End of Period	7,569,382	6,219,382

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended December 31, 2012	Six months ended December 31, 2011
Cash Flows from Operating Activities:
Net Increase in Net Assets Resulting from Operations	$466,689	$1,851,874
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Used in Operating Activities
Purchases of Investments	(87,577,200)	(101,127,615)
Proceeds from Sale or Refinancing of Investments	80,727,443	86,287,467
Realized (Gain) Loss on Investments	4,047,108	(126,572)
Net change in Unrealized (Gain) Loss on Investments	(1,809,902)	917,680
Amortization of Discount	(159,645)	(291,351)
Change in Operating Assets and Liabilities
Deposit with Broker	100,000	(642,141)
Interest Receivable	54,081	(243,793)
Principal Receivable	261,621	(709,008)
Dividend Receivable	(72,493)	-
Due from Portfolio Investment	(353,395)	-
Receivable for Investments Sold	(1,126,196)	-
Prepaid Expenses	(64,664)	(71,782)
Other Assets	14,949	200,797
Due to Affiliate	130,203	(17,055)
Accounts Payable	(96,404)	(110,057)
Accrued Liabilities	(32,196)	40,692
Due to Broker	(499,308)	6,500,531
Interest Payable	(42,039)	84,504
Other Liabilities	619,234	(255,512)

Net Cash Used in Operating Activities	(5,412,114)	(7,711,341)

Cash Flows from Financing Activities:
Borrowings Under Credit Facility	31,479,326	43,940,969
Payments Under Credit Facility	(33,451,388)	(33,243,367)
Dividends Paid to Shareholders	(2,977,304)	(3,756,507)
Payment of Offering Costs and Underwriting Fees	(638,592)	-
Proceeds from Issuance of Common Stock	10,665,000	-

Net Cash Provided by Financing Activities	5,077,042	6,941,095

Total Decrease in Cash	(335,072)	(770,246)
Cash Balance at Beginning of Period	639,149	2,065,943
Cash Balance at End of Period	$304,077	$1,295,697

Supplemental Disclosure of Non-Cash Financing Activity:
Dividends Declared, Not Yet Paid	$582,842	$478,892

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$877,121	$282,461

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

December 31, 2012 (Unaudited)

Description [1,2]	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value

Attention Transit Advertising Systems, LLC	Outdoor
Senior Secured Loan, 14.50%, 05/01/2013	Advertising Services	$2,321,626	$2,321,626	$2,097,124	3.45%

Background Images, Inc.	Equipment
Senior Secured Loan – Term A, 14.71%, 6/28/2014	Rental Services	$1,667,500	1,650,799	1,714,246	2.82%
Senior Secured Loan – Term B, 16.46%, 6/28/2014		$942,500	932,909	971,749	1.60%
Total			2,583,708	2,685,995	4.42%

Blackstrap Broadcasting, LLC	Radio
Senior Secured Loan, 5.00%, 6/25/2013	Broadcasting	$3,000,000	3,000,000	2,764,100	4.54%
Subordinated Secured Loan, 16.00%, 6/25/2013		$3,500,000	3,500,000	3,358,950	5.52%
Total			6,500,000	6,123,050	10.06%

Coast Plating, Inc.	Aerospace
Senior Secured Loan – Term A, 11.71%, 9/13/2014	Parts Plating and Finishing	$1,450,000	1,453,858	1,441,590	2.37%
Senior Secured Loan – Term B, 13.21%, 9/13/2014		$3,550,000	3,546,938	3,537,220	5.82%
Total			5,000,796	4,978,810	8.19%

CSL Operating, LLC	Industrial
Senior Secured Loan – Term A, 11.71%, 5/11/2014	Metal Treatings	$1,966,680	1,961,767	1,940,130	3.19%
Senior Secured Loan – Term B, 11.71%, 5/11/2014		$1,966,680	1,961,767	1,930,100	3.17%
Total			3,923,534	3,870,230	6.36%

Employment Plus, Inc.	Staffing
Senior Secured Loan, 12.00%, 10/24/2013	Services	$5,000,000	5,000,000	5,000,000	8.22%

European Evaluators, LLC [3]	Art
Senior Secured Loan, 12.00%, 2/28/2013	Dealers	$615,000	615,000	615,000	1.01%

Global Energy Efficiency Holdings, Inc.	Energy
Senior Secured Revolving Loan, 12.46%, 9/7/2015	Efficiency Services	$3,177,356	3,154,067	3,177,356	5.22%
Senior Secured Loan, 12.46%, 9/7/2015		$1,000,000	987,637	1,003,900	1.65%
Total			4,141,704	4,181,256	6.87%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2012 (Unaudited)

Description [1,2]	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value

iMedX, Inc.	Medical
Senior Secured Revolving Loan, 10.06%, 09/19/2014	Transcription Services	$1,282,230	$1,282,211	$1,282,230	2.11%
Senior Secured Loan – Term A, 15.96%, 09/19/2014		$2,513,720	2,493,351	2,618,123	4.31%
Senior Secured Loan – Term B, 15.96%, 09/19/2014		$591,000	591,000	615,546	1.01%
Total			4,366,562	4,515,899	7.43%

Matt Martin Real Estate Management, LLC	Real Estate
Senior Secured Loan, 12.99%, 4/30/2015	Management Services	$3,473,000	3,446,962	3,531,346	5.81%

MDU Communications (USA) Inc.	Cable TV
Senior Secured Loan - Tranche A, 11.85%, 6/30/2013	Broadband Services	$5,000,000	5,000,000	4,972,000	8.18%
Senior Secured Loan - Tranche C, 9.75%, 6/30/2013		$250,000	250,000	245,575	0.40%
Senior Secured Loan - Tranche D, 8.75%, 6/30/2013		$1,480,000	1,480,000	1,439,892	2.37%
Warrants for 37,500 shares (at a $6.00 strike price), expire 6/30/2013^		37,500	298	-	-%
Total			6,730,298	6,657,467	10.95%

New Media West, LLC[4]	Cable TV
Senior Secured Term Loan, 9.00%, 12/31/2017	Broadband Services	$5,800,000	5,800,000	5,771,387	9.49%
Limited Liability Company Interests^,7		720	3,600,000	3,600,000	5.92%
Total			9,400,000	9,371,387	15.41%

ProGrade Ammo Group, LLC[6]	Munitions
Senior Secured Revolving Loan, 9.21%, 8/1/2014		$994,489	994,489	994,489	1.64%
Senior Secured Term Loan, 15.21%, 8/1/2014		$5,718,750	5,597,692	3,973,959	6.54%
Warrants for 9.5% of the outstanding LLC interests (at a $10.00 strike price), expire 8/2/2018^		181,240	176,770	-	-%
Total			6,768,951	4,968,448	8.18%

SOLEX Fine Foods, LLC; Catsmo, LLC[6]	Food
Senior Secured Term Loan , 12.46%,	Distributors &	$3,900,000	3,788,975	3,788,975	6.23%
12/28/2016	Wholesalers
Limited Liability Company Interests^,8		6.89%	250,000	250,000	0.41%
Warrants for 1.6% of the outstanding LLC interests (strike price 0.01), expire 12/28/2022^,8		1	58,055	58,055	0.10%
Total			4,097,030	4,097,030	6.74%

Texas Westchester Financial, LLC[4]	Consumer
Limited Liability Company Interests^	Financing	9,278	905,819	555,325	0.91%

See notes to consolidated financial statements

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2012 (Unaudited)

Description [1,2]	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value

The Finance Company, LLC[4]	Consumer
Senior Secured Loan, 15.00%, 9/30/2015	Financing	$5,724,261	$5,607,118	$5,684,001	9.35%
Limited Liability Company Interests		50	140,414	1,359,859	2.24%
Total			5,747,532	7,043,860	11.59%

The Selling Source, LLC	Information and
Senior Secured Loan, 12.00%, 1/31/2013	Data Services	$2,017,700	2,017,700	2,017,700	3.32%

TransAmerican Asset Servicing Group, LLC[5]	Asset Recovery
Senior Secured Loan, 14.25%, 7/25/2016	Services	$2,125,000	2,084,362	1,600,125	2.63%
Limited Liability Company Interests^,4		75	-	-	-%
Total			2,084,362	1,600,125	2.63%

US Path Labs, LLC	Healthcare
Senior Secured Loan , 13.00%, 3/30/2014	Services	$3,500,000	3,446,856	3,491,950	5.74%

VaultLogix, LLC	Information
Warrants for Variable % Ownership, (at a $307.855 strike price), expire 9/4/2013^	Retrieval Services	3,439	56,147	-	-%

West World Media, LLC [6,9]	Information and
Limited Liability Company Interests^	Data Services	146,400	430,500	216,964	0.36%

United States Treasury
United States Treasury Bill** (0.40)%, 1/3/2013		$22,000,000	22,000,489	22,000,000	36.18%

Total Investments			$101,585,576	$99,618,966	163.83%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

December 31, 2012 (Unaudited)

The following table shows the fair value of our portfolio of investments by industry, as of December 31, 2012, excluding United States Treasury Bills of approximately $22.0 million.

	December 31, 2012
	Investment at Fair Value (dollars in millions)	Percentage of Net Assets
Cable TV/Broadband Services	$16.0	26.36%
Consumer Financing	7.6	12.50
Radio Broadcasting	6.1	10.07
Staffing Services	5.0	8.22
Aerospace Parts Plating and Finishing	5.0	8.19
Munitions	5.0	8.17
Medical Transcription Services	4.5	7.43
Energy Efficiency Services	4.2	6.88
Food Distributors and Wholesalers	4.1	6.74
Industrial Metal Treatings	3.9	6.36
Real Estate Management Services	3.5	5.81
Healthcare Services	3.5	5.74
Equipment Rental Services	2.7	4.42
Information and Data Services	2.2	3.67
Outdoor Advertising Services	2.1	3.45
Asset Recovery Services	1.6	2.63
Art Dealers	0.6	1.01
Total	$77.6	127.65%

1         Our investments are acquired in private transactions exempt from registration under the Securities Act of 1933, therefore are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act of 1933.

2         A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to LIBOR or the U.S. prime rate, and which is reset daily, quarterly or semi-annually. For each debt investment we have provided the interest rate in effect as of December 31, 2012.

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

5          Full Circle Capital Corporation’s equity investment in TransAmerican Asset Servicing Group, LLC is held through its wholly-owned subsidiary TransAmerican Asset Servicing Group, Inc.

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

7          Full Circle Capital Corporation’s equity investment in New Media West, LLC is held through its wholly-owned subsidiary FC New Media, Inc.

8          Full Circle Capital Corporation’s equity investments in SOLEX Fine Foods, LLC; Catsmo, LCC are held through its wholly-owned subsidiary FC New Specialty Foods, Inc.

9         A portion of Full Circle Capital Corporation’s investment in West World Media, LLC is held through its wholly-owned subsidiary Full Circle West, Inc. The remainder of the LLC interests are held directly by Full Circle Capital Corporation.

**	Interest rate shown reflects yield to maturity at time of purchase.
^	Security is a non-income producing security.

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2012 (Audited)

Description [1,2]	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value

Attention Transit Advertising Systems, LLC	Outdoor
Senior Secured Loan, 14.50%, 11/1/2012	Advertising Services	$2,060,150	$2,048,859	$1,900,282	3.56%

Background Images, Inc.	Equipment
Senior Secured Loan – Term A, 14.74%, 6/28/2014	Rental Services	$2,012,500	1,986,949	2,027,594	3.79%
Senior Secured Loan – Term B, 16.49%, 6/28/2014		$1,137,500	1,122,922	1,123,433	2.10%
Total			3,109,871	3,151,027	5.89%

Blackstrap Broadcasting, LLC	Radio
Senior Secured Loan, 5.00%, 9/25/2012	Broadcasting	$3,000,000	2,959,844	2,850,600	5.33%
Subordinated Secured Loan, 16.00%, 9/25/2012		$3,500,000	3,495,844	3,465,700	6.48%
Total			6,455,688	6,316,300	11.81%

Coast Plating, Inc.	Aerospace
Senior Secured Loan – Term A, 11.74%, 9/13/2014	Parts Plating and Finishing	$1,450,000	1,449,081	1,464,790	2.74%
Senior Secured Loan – Term B, 12.49%, 9/13/2014		$3,550,000	3,540,361	3,484,325	6.52%
Total			4,989,442	4,949,115	9.26%

CSL Operating, LLC	Industrial
Senior Secured Loan – Term A, 11.74%, 5/11/2014	Metal Treatings	$2,000,000	1,993,354	1,957,933	3.66%
Senior Secured Loan – Term B, 11.74%, 5/11/2014		$2,000,000	1,993,354	1,944,400	3.64%
Total			3,986,708	3,902,333	7.30%

Employment Plus, Inc.	Staffing
Senior Secured Loan, 12.00%, 10/24/2013	Services	$5,000,000	5,000,000	5,000,000	9.36%

Equisearch Acquisition, Inc.	Asset
Senior Secured Loan, 14.00%, 5/31/2012^	Recovery Services	$2,580,201	2,580,201	1,959,363	3.67%
Warrants for 47.9056 shares (at a $0.01 strike price), expire 1/31/2016^		48	225,000	-	-%
Total			2,805,201	1,959,363	3.67%

European Evaluators, LLC [3]	Art
Senior Secured Loan, 11.99%, 8/29/2012	Dealers	$615,000	614,240	614,240	1.15%

iMedX, Inc.	Medical
Senior Secured Revolving Loan, 10.09%, 9/19/2014	Transcription Services	$1,298,517	1,295,589	1,298,517	2.43%
Senior Secured Loan – Term A, 15.99%, 9/19/2014		$2,755,000	2,727,654	2,772,448	5.19%
Total			4,023,243	4,070,965	7.62%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2012 (Audited)

Description [1,2]	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value

Matt Martin Real Estate Management, LLC	Real Estate
Senior Secured Loan, 12.99%, 4/30/2015	Management Services	$4,139,000	$4,104,413	$4,104,413	7.68%

MDU Communications (USA) Inc.	Cable TV
Senior Secured Loan - Tranche A, 11.85%, 6/30/2013	Broadband Services	$5,000,000	5,000,000	4,889,000	9.15%
Senior Secured Loan - Tranche C, 9.75%, 6/30/2013		$250,000	250,000	240,275	0.45%
Senior Secured Loan - Tranche D, 8.75%, 6/30/2013		$1,480,000	1,480,000	1,399,537	2.62%
Warrants for 37,500 shares (at a $6.00 strike price), expire 6/30/2013^		37,500	298	-	-%
Total			6,730,298	6,528,812	12.22%

ProGrade Ammo Group LLC[5]	Munitions
Senior Secured Revolving Loan, 9.24%, 8/1/2014		$383,798	383,798	383,798	0.72%
Senior Secured Term Loan, 15.24%, 8/1/2014		$5,968,750	5,810,949	4,511,380	8.44%
Warrants for 9.5% of the outstanding LLC interests (at a $10.00 strike price), expire 8/2/2018^		181,240	176,770	-	-%
Total			6,371,517	4,895,178	9.16%

Texas Westchester Financial, LLC[4]	Consumer
Limited Liability Company Interests^	Financing	9,278	905,819	549,360	1.03%

The Finance Company, LLC[4]	Consumer
Senior Secured Term Loan, 15.00%, 9/30/2015	Financing	$5,724,261	5,593,415	5,617,738	10.51%
Limited Liability Company Interests		50	140,414	610,413	1.14%
Total			5,733,829	6,228,151	11.65%

The Selling Source, LLC	Information and
Senior Secured Loan, 12.00%, 12/21/2012	Data Services	$3,323,508	3,323,508	3,323,508	6.22%

US Path Labs, LLC	Healthcare
Senior Secured Loan, 13.00%, 3/30/2014	Services	$3,500,000	3,434,191	3,465,117	6.48%

VaultLogix, LLC	Information
Warrants for Variable % Ownership, (at a $307.855 strike price), expire 1/14/2019^	Retrieval Services	3,439	56,147	-	-%

West World Media, LLC [5,6]	Information and
Limited Liability Company Interests^	Data Services	85,210	430,500	216,964	0.41%

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

December 31, 2012

Note 1. Organization

References herein to “we”, “us” or “our” refer to Full Circle Capital Corporation and Subsidiaries (“Full Circle Capital” or “Company”) unless the context specifically requires otherwise.

We were formed as Full Circle Capital Corporation, a Maryland corporation. We were organized on April 16, 2010 and were funded in an initial public offering, or IPO, completed on August 31, 2010.  We are a non-diversified, closed-end investment company that has filed an election to be treated as a business development company, or BDC, under the Investment Company Act of 1940 (the “1940 Act”).  As a BDC, we expect to qualify annually as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code.  We invest primarily in senior secured term debt issued by smaller and lower middle-market companies.  Our investment objective is to generate both current income and capital appreciation through debt and equity investments.

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

Basis of Consolidation

Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are generally precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our financial statements include our accounts and the accounts of Full Circle West, Inc., FC New Specialty Foods, Inc., FC New Media, Inc. and Art Credit Company, LLC, our only wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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
4.	The Board then discusses the valuations and determines in good faith the fair value of each investment in the portfolio based upon input from the Company, estimates from the independent valuation firm and the recommendations of the Audit Committee of the Board.

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

The availability of valuation techniques and observable inputs can vary from investment to investment and is affected by a wide variety of factors including, the type of investment, whether the investment is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the Board in determining fair value is greatest for investments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement.

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

Cash

The Company places its cash with J.P. Morgan Chase Bank N.A., and at times, cash held in such an account may exceed the Federal Deposit Insurance Corporation insured limit. The Company may invest a portion of its cash in money market funds, within the limitations of the 1940 Act.

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

Structuring fees, excess deal deposits, prepayment fees and similar fees are recognized as Other Income as earned, usually when received. Other fee income, including administrative fees and unused line fees, is included in Other Income.  Income from such sources was $453,057 and $64,992 for the three months ended December 31, 2012 and 2011, respectively, and $613,165 and $535,535 and for the six months ended December 31, 2012 and 2011, respectively.

Federal and State Income Taxes

We have elected to be treated as a regulated investment company and intend to continue to comply with the requirements of the Internal Revenue Code of 1986 (the “Code”), applicable to regulated investment companies. We will be required to distribute at least 90% of our investment company taxable income and intend to distribute (or retain through a deemed distribution) all of our investment company taxable income and net capital gains to stockholders; therefore, we have made no provision for income taxes. The character of income and gains that we will distribute is determined in accordance with income tax regulations that may differ from GAAP. Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified to paid-in capital.

If we do not distribute (or are not deemed to have distributed) each calendar year sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years (the “Minimum Distribution Amount”), we will generally be required to pay an excise tax equal to 4% of the amount by the which Minimum Distribution Amount exceeds the distributions for the year. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes, if any, on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, of our monthly dividends are approved by our Board each quarter and are generally based upon our management’s estimate of our earnings for the quarter.  Net realized capital gains, if any, are distributed at least annually.

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

Organizational Expenses and Offering Costs

The Company did not incur organizational expenses during the six months ended December 31, 2012, and 2011. The Company complies with the requirements of ASC 340-10-S99-1, “Expenses of Offering”. Deferred offering costs consist principally of legal and audit costs incurred through the balance sheet date that are related to an offering of equity securities. Such costs are charged against the gross proceeds of the offering or will be charged to the Company’s operations if the offering is not completed. Offering expenses related to the Company’s November 27, 2012 offering were $153,330.

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

The Company utilizes one financial institution to provide financing, which is essential to its business. There are a number of other financial institutions available that could potentially provide the Company with financing. Management believes that such other financial institutions would likely be able to provide similar financing with generally comparable terms. However, a change in financial institutions at the present time could cause a delay in service provisioning or result in potential lost opportunities, which could adversely affect operating results.

As of December 31, 2012, we had approximately $6.0 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.

Note 4. Earnings (Loss) per Common Share

The following information sets forth the computation of basic and diluted earnings (loss) per common share for the three and six months ended December 31, 2011, and 2012 (unaudited):

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Per Share Data (1) :
Net Increase (Decrease) in Net Assets Resulting from Operations	$(428,202)	$252,541	$466,689	$1,851,874
Weighted average shares outstanding for period	6,732,969	6,219,382	6,476,175	6,219,382
Basic and diluted earnings (loss) per common share	$(0.06)	$0.04	$0.07	$0.30

(1)	Per share data based on weighted average shares outstanding.

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

The total base management fees earned by the Adviser for the three and six months ended December 31, 2012, were $345,126 and $679,162, respectively. The total base management fee payable to the Adviser at December 31, 2012 was $345,126, after reflecting payment of $642,307 during the six months ended December 31, 2012, and is included in the Consolidated Statement of Assets and Liabilities in Due to Affiliate. The total base management fees earned by the Adviser for the three and six months ended December 31, 2011, were $300,690 and $586,650, respectively, after adjusting for the waivers of $0 and $28,124, respectively.

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees with respect to each of the investments in our portfolio, provided that, the incentive fee determined as of December 31, 2010 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the inception of Full Circle Capital. There were no incentive fees paid on realized capital gains for the six months ended December 31, 2012 and 2011.

Income incentive fees of $365,430 and $673,362 were earned by the Adviser for the three and six months ended December 31, 2012, and the total income incentive fee payable to the Adviser at December 31, 2012 was $365,430, after reflecting payment of $580,014 during the six months ended December 31, 2012, and is included in the Consolidated Statement of Assets and Liabilities in Due to Affiliate. The income incentive fee of $274,674 and $646,276 were earned by the Adviser for the three and six months ended December 31, 2011.

The Adviser had agreed to reimburse the Company for any operating expenses, excluding interest expenses, investment advisory and management fees, and organizational and offering expenses, in excess of 2% of our net assets for the first twelve months following the completion of the initial public offering, which occurred on August 31, 2010.  This agreement was extended through September 30, 2011, and equates to an accrual offset against the Advisor’s management fee of $0 and $285,668 for the three and six months ended December 31, 2011, respectively. There was no offset for the six months ended December 31, 2012.

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

In addition to the above fees, certain administrative services previously provided by Vastardis are now performed by the Administrator for an annual fee of $112,457 paid quarterly in advance. Such services had been provided by Vastardis prior to September 15, 2012.

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

For the three and six months ended December 31, 2012, the Company incurred $209,712 and $415,091, respectively, of expenses under the Administration Agreement, $50,000 and $123,429, respectively, of which were earned by the Sub-Administrator and $75,160 and $150,354, respectively, were paid for officers’ compensation. The remaining $84,552 and $141,308, respectively, were recorded as an Allocation of Overhead Expenses to the Administrator in the Consolidated Statement of Operations.

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

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. With regard to the Control Investments in Texas Westchester Financial, LLC, New Media West, LLC, TransAmerican Asset Servicing Group, LLC and The Finance Company, LLC, the Company has provided managerial assistance during the period for which no fees were charged. Our Chief Executive Officer and President, John Stuart, currently serves as a director of The Finance Company, LLC and New Media West, LLC. As of December 31, 2012, none of the other portfolio companies had accepted our offer for such services.

Note 6. Equity Offerings, Related Expenses and Other Stock Issuances

During the year ended June 30, 2011, we issued 6,219,282 shares of our common stock through an initial public offering, a private placement and our dividend reinvestment plan. On November 27, 2012, we issued 1,350,000 shares of our common stock through a follow on offering. Offering expenses were charged against paid-in capital in excess of par. All underwriting fees and offering expenses were borne by us.  The proceeds raised, the related underwriting fees, the offering expenses, and the price at which common stock was issued, since inception, are detailed in the following table:

Issuances of Common Stock	Number of Shares Issued		Gross Proceeds Raised, Net Assets Acquired and Dividends Reinvested	Underwriting Fees	Offering Expenses		Price
April 16, 2010	100		$1,500	-	-		$15.00 per/share
August 31, 2010	4,191,415	(1)	$42,425,564	-	-		$10.13 per/share	(2)
August 31, 2010	2,000,000		$18,000,000	$1,350,000	$1,052,067	(3)	$9.00 per/share
January 14, 2011	27,867	(4)	$241,608	-	-		$8.67 per/share
November 27, 2012	1,350,000		$10,665,000	$533,250	$153,330		$7.90 per/share

(1)         Includes 403,662 shares that were issued on September 30, 2010 upon the expiration of the overallotment option granted to the underwriters in connection with our initial public offering. Such shares were deemed to be outstanding at August 31, 2010.

(2)         Based on weighted average price assigned to shares.

(3)         Includes $190,894 of offering expenses that were accrued as of December 31, 2010.

(4)         Issued pursuant to the Company’s dividend reinvestment plan.

Note 7. Financial Highlights

	Three months ended December 31, 2012		Three months ended December 31, 2011

Per Share Data (1) :
Net asset value at beginning of period	$8.51		$9.11
Dilution from offering	(0.17	)(2)	-
Offering costs	(0.01)		-
Net investment income (loss)	0.22		0.18
Change in unrealized gain (loss)	0.20		(0.14)
Realized gain (loss)	(0.49)		-
Dividends declared	(0.23)		(0.23)
Net asset value at end of period	$8.03		$8.92

Per share market value at end of period	$7.43		$6.99
Total return based on market value	(5.48	)%(5)	1.85	%(5)
Total return based on net asset value	(2.65	)%(5)	1.15	%(5)
Shares outstanding at end of period	7,569,382		6,219,382
Weighted average shares outstanding for period	6,732,969		6,219,382

Ratio / Supplemental Data:
Net assets at end of period	$60,806,640		$55,489,842
Average net assets	$56,690,087		$56,081,911
Annualized ratio of gross operating expenses to average net assets (6)	11.44%		9.20%
Annualized ratio of net operating expenses to average net assets (6)	11.44%		9.20%
Annualized ratio of net investment income to average net assets (6)	10.26%		7.77%

	Six months ended December 31, 2012		Six months ended December 31, 2011
Per Share Data (1) :
Net asset value at beginning of period	$8.59		$9.08
Dilution from offering	(0.17	)(2)	-
Offering costs	(0.01)		-
Net investment income (loss)	0.42		0.43
Change in unrealized gain (loss)	0.28		(0.15)
Realized gain (loss)	(0.62)		0.02
Dividends declared	(0.46)		(0.46)
Net asset value at end of period	$8.03		$8.92

Per share market value at end of period	$7.43		$6.99
Total return based on market value	3.10	%(5)	(5.57	)%(5)
Total return based on net asset value	(0.76	)%(5)	4.85	%(5)
Shares outstanding at end of period	7,569,382		6,219,382
Weighted average shares outstanding for period	6,476,175		6,219,382

Ratio / Supplemental Data:
Net assets at end of period	$60,806,640		$55,489,842
Average net assets	$55,075,212		$56,212,609
Annualized ratio of gross operating expenses to average net assets (6)	11.41%		9.37%
Annualized ratio of net operating expenses to average net assets (6)	11.41%		8.82%
Annualized ratio of net investment income to average net assets (6)	9.74%		7.62%

	Year ended June 30, 2012		For the period from August 31, 2010 (commencement of operations) to June 30, 2011		For the period from April 16, 2010 (date of inception) to June 30, 2010

Per Share Data (1) :
Net asset value at beginning of period	$9.08		$9.40		$15.00	(3)
Offering costs	-		(0.04)		-
Net investment income (loss)	0.78		0.70		(125.45)
Change in unrealized gain (loss)	(0.32)		(0.29)		-
Realized gain (loss)	(0.03)		0.06		-
Dividends declared	(0.92)		(0.75)		-
Net asset value at end of period	$8.59		$9.08		$(110.45)

Per share market value at end of period	$7.65		$7.90		$(110.45)
Total return based on market value	8.71	%(5)	(4.03	)%(4)	(836.33	)%(5)
Total return based on net asset value	6.20	%(5)	5.62	%(4)	(836.33	)%(5)
Shares outstanding at end of period	6,219,382		6,219,382		100
Weighted average shares outstanding for period	6,219,382		6,206,824		100

Ratio / Supplemental Data:
Net assets at end of period	$53,442,785		$56,474,006		$(11,045)
Average net assets	$55,531,518		$57,455,987		$(4,773)
Annualized ratio of gross operating expenses to average net assets (6)	9.56%		8.49%		1,279.28%
Annualized ratio of net operating expenses to average net assets (6)	8.99%		7.34%		1,279.28%
Annualized ratio of net investment income to average net assets (6)	8.70%		9.29%		(1,279.28)%

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Dilution from offering is based on the change in net asset value from the follow on offering on November 27, 2012.
(3)	For the period from April 16, 2010 (date of inception) to June 30, 2010, the net asset value at issuance was $15.00.
(4)	Total return based on market value is based on the change in market price per share assuming an investment at the initial public offering price of $9.00 per share and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.

(5)	Total return based on market value is based upon the change in market price per share between the opening and ending net price per share in each period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. For the period from inception through June 30, 2010 total return based on market value is the same as total return based on net asset value as our shares were not publicly traded. The total returns are not annualized.
(6)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment income (loss) to average net assets are adjusted accordingly. Non-recurring expenses were not annualized. For the period from August 31, 2010 (commencement of operations) to June 30, 2011 the Company incurred $102,609 of organizational expenses, which were deemed to be non-recurring. For the period from April 16, 2010 (date of inception) to June 30, 2010, the Company incurred $12,500 of organizational expenses, which were deemed to be non-recurring.

Note 8. Long Term Liabilities

Line of Credit

On August 31, 2010, the Company entered into the “Credit Facility” with First Capital. The facility size is $35 million and was initially scheduled to expire in January 2012. On January 27, 2012, the Company extended the Credit Facility through July 31, 2012. On July 31, 2012, the Company extended the Credit Facility though October 31, 2012. On October 31, 2012, the Company extended the Credit Facility through December 31, 2013. Under the Credit Facility, base rate borrowings bear interest at LIBOR (0.209% at December 31, 2012, and 0.246% at June 30, 2012) plus 5.50%, subject to a floor. The Company incurs unused line, average usage and other fees related to the Credit Facility. The Credit Facility is secured by all of the assets of the Company. Under the Credit Facility, the Company is required to satisfy several financial covenants, including maintaining a minimum level of stockholders’ equity, a maximum level of leverage and minimum asset coverage and earnings ratios. In addition, the Company is required to comply with other general covenants, including with respect to indebtedness, liens, restricted payments and mergers and consolidations.  At December 31, 2012 and June 30, 2012, the Company had a balance of $16,622,598 and $18,544,600, respectively, on the Credit Facility, which is included in the Consolidated Statement of Assets and Liabilities.

Distribution Notes

On August 31, 2010, the Company entered into multiple senior unsecured notes (the “Distribution Notes”).  The Distribution Notes consist of $3,404,583 in senior unsecured notes, which bear interest at a rate of 8% per annum, payable quarterly in cash, and will mature in February 2014. The Distribution Notes are callable by the Company at any time, in whole or in part, at a price of 100% of their principal amount, plus accrued and unpaid interest. The Distribution Notes subject Full Circle Capital to customary covenants, including, among other things, a restriction on incurring any debt on a junior lien basis, or any debt that is contractually subordinated in right of payment to any other debt unless it is also subordinated to the Distribution Notes on substantially identical terms. The agreement under which the Distribution Notes were issued contains customary events of default. At December 31, 2012 and June 30, 2012, the Company had a balance of $3,404,583 on the Distribution Notes, which is included in the Consolidated Statement of Assets and Liabilities.

Note 9. Fair Value Measurements

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820.  See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of December 31, 2012 and June 30, 2012, respectively:

As of December 31, 2012 (Unaudited)

	Level 1	Level 2	Level 3	Total
Assets

Senior and Subordinated Loans, at fair value	$-	$-	$71,578,763	$71,578,763

US Treasury Securities, at fair value(1)	22,000,000	-	-	22,000,000

Investments in private companies, at fair value	-	-	5,982,148	5,982,148

Investments in securities, at fair value	-	-	58,055	58,055
	$22,000,000	$-	$77,618,966	$99,618,966

As of June 30, 2012

	Level 1	Level 2	Level 3	Total
Assets

Senior and Subordinated Loans, at fair value	$-	$-	$70,970,152	$70,970,152

US Treasury Securities, at fair value(1)	22,499,881	-	-	22,499,881

Investments in private companies, at fair value	-	-	1,376,737	1,376,737
	$22,499,881	$-	$72,346,889	$94,846,770

(1) U.S. Treasury Securities were purchased and temporarily held in connection with compliance with RIC diversification requirements under Subchapter M of the Code.

During the six months ended December 31, 2012 and the year ended June 30, 2012, there were no transfers in or out of levels.

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

Changes in Level 3 assets measured at fair value for the six months ended December 31, 2012 and for the year ended June 30, 2012 are as follows:

	Six months ended December 31, 2012 (Unaudited)
							Change in
							Unrealized
	Beginning	Accretion of				Ending	Gains (Losses) for Investments
	Balance	Original	Realized &		Sales	Balance	still held at
	July 1,	Issue	Unrealized		And	December 31,	December 31,
	2012	Discount	Gains (Losses)	Purchases	Settlements	2012	2012
Assets

Senior and Subordinated Loans, at fair value	$70,970,152	$160,519	$(2,992,274)	$36,667,808	$(33,227,442)	$71,578,763	$(619,024)

Investments in private companies, at fair value	1,376,737	-	755,411	3,850,000	-	5,982,148	755,411

Investments in securities, at fair value	-	-	-	58,055	-	58,055	-
	$72,346,889	$160,519	$(2,236,863)	$40,575,863	$(33,227,442)	$77,618,966	$136,387

	Year ended June 30, 2012
							Change in
							Unrealized
	Beginning	Accretion of				Ending	Gains (Losses) for Investments
	Balance	Original	Realized &		Sales	Balance	still held at
	July 1,	Issue	Unrealized		And	June 30,	June 30,
	2011	Discount	Gains (Losses)	Purchases	Settlements	2012	2012
Assets

Senior and Subordinated Loans, at fair value	$55,537,458	$523,307	$(2,407,353)	$55,031,538	$(37,714,798)	$70,970,152	$(2,976,991)

Investments in private companies, at fair value	1,197,384	-	488,939	140,414	(450,000)	1,376,737	791,672

Investments in securities, at fair value	59,561	-	(236,331)	176,770	-	-	(236,331)
	$56,794,403	$523,307	$(2,154,745)	$55,348,722	$(38,164,798)	$72,346,889	$(2,421,650)

Realized and unrealized gains and losses are included in net realized gain (loss) on investments and net change in unrealized gain (loss) on investments in the consolidated statements of operations.  The change in unrealized losses for Level 3 investments still held at December 31, 2012 of $150,632 is included in net change in net unrealized loss on investments in the consolidated statement of operations for the six months ended December 31, 2012.

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2012:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)

Secured debt	$65,010,190	Discounted cash flows (income approach)	Discount Rate	2.25% - 30.00% (13.98%)

Equity	5,484,878	Market comparable companies (market approach)	EBITDA multiple	3.30 - 7.50 (5.95)

Debt or Equity subject to liquidation	7,123,898	Liquidation Value	Asset Value	N/A

Total investments	$77,618,966

(1)	The average values were determined using the weighted average of the fair value of the investments in each investment category.

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

Warrants

The warrants provide exposure and potential gains upon equity appreciation or depreciation of the portfolio company’s equity value.

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

The Company has written a warrant to sell within a limited time, a financial instrument at a contracted price based on differentials between specified prices. Written warrants may expose the Company to market risk of an unfavorable change in the financial instrument underlying the written warrant.

Counterparty risk exists from the potential failure of an issuer of warrants to settle its exercised warrants.  The maximum risk of loss from counterparty risk is the fair value of the contracts and the purchase price of the warrants.  The Company’s Board of Directors considers the effects of counterparty risk when determining the fair value of its investments in warrants.

Volume of Derivative Activities

At December 31, 2012, the notional amounts and number of warrants, categorized by primary underlying risk, are as follows:

	Long Exposure		Short Exposure
	Notional	Number of	Notional	Number of
	Amounts	Warrants	Amounts	Warrants
Primary Underlying Risk
Equity Price Warrants (a)	$105,680	222,180	$1,800,000	1	(b)

(a)	Notional amounts presented for warrants are based on the fair value of the underlying shares as if the warrants were exercised at December 31, 2012.
(b)	The written warrant is on 360 of the Company’s 720 limited liability company interests in New Media West, LLC and has a strike price of $3,000,000, which increases over time to $3,500,000. This warrant expires on December 18, 2019.

Note 11. Subsequent Events

Dividend

On February 5, 2013, the Board of Directors declared monthly dividends of $0.077, $0.077 and $0.077 per share payable on May 15, 2013 for holders of record at April 30, 2013, June 14, 2013 for holders of record at May 31, 2013 and July 15, 2013 for holders of record at June 28, 2013.

Recent Portfolio Activity

On January 31, 2013 the Company received a full payoff of its senior secured term loan to The Selling Source, LLC, receiving $2,362,650 in principal, interest and fees. The senior secured term loan was paid off at par value of $2,017,700.

On February 1, 2013, the Company invested $4,000,000 in a new senior secured term loan to The Selling Source, LLC, bearing interest at 12.50% and maturing February 1, 2017.

Note 12. Selected Quarterly Financial Data (Unaudited)

	Total Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)
September 30, 2010	$867,582	$0.42	$306,783	$0.15	$(99,791)	$(0.05)	$206,992	$0.10
December 31, 2010	2,678,197	0.43	1,495,125	0.24	(137,707)	(0.02)	1,357,418	0.22
March 31, 2011	2,305,423	0.37	1,361,635	0.22	(799,361)	(0.13)	562,274	0.09
June 30, 2011	2,108,426	0.34	1,170,836	0.19	(415,206)	(0.07)	755,630	0.12
September 30, 2011	2,558,243	0.41	1,544,342	0.25	54,991	0.01	1,599,333	0.26
December 31, 2011	2,398,665	0.39	1,098,640	0.18	(846,099)	(0.14)	252,541	0.04
March 31, 2012	2,388,960	0.38	1,118,574	0.18	405,240	0.07	1,523,814	0.25
June 30, 2012	2,481,143	0.40	1,071,947	0.17	(1,769,463)	(0.28)	(697,516)	(0.11)
September 30, 2012	2,773,303	0.45	1,238,245	0.20	(343,354)	(0.06)	894,891	0.14
December 31, 2012	3,099,599	0.46	1,465,650	0.22	(1,893,852)	(0.28)	(428,202)	(0.06)

(1)	Per share amounts are calculated using weighted average shares outstanding during the period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Full Circle Capital Corporation, our current and prospective portfolio investments, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	the impact of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	the dependence of our future success on the general economy and its impact on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	our expected financings and investments;

•	the adequacy of our cash resources and working capital; and

•	the timing of cash flows, if any, from the operations of our portfolio companies.

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;

•	An expiration or contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;

•	interest rate volatility could adversely affect our results, particularly when we elect to use leverage as part of our investment strategy;

•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and

•	the risks, uncertainties and other factors we identify in “Risk Factors” in our Annual Report on Form 10-K for the period ended June 30, 2012 and elsewhere in this quarterly report on Form 10-Q and in our filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q.

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

We were formed to continue and expand the business of Full Circle Partners, LP and Full Circle Fund, Ltd. (collectively, the “Legacy Funds”), which were formed in 2005 and 2007, respectively. In connection with our initial public offering in August 2010, we acquired a portfolio of investments (the “Legacy Portfolio”), valued at approximately $72 million, from the Legacy Funds in exchange for shares of our common stock and senior unsecured notes (the “Distribution Notes”). On November 27, 2012, we completed a follow-on public offering of 1,350,000 shares of our common stock for gross proceeds of approximately $10.7 million.

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

Basis of Consolidation

Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our financial statements include our accounts and the accounts of Full Circle West, Inc., FC New Media Inc., FC New Specialty Foods, Inc., and Art Credit Company, LLC, our only wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Fair Value

The Company’s assets measured at fair value on a recurring basis subject to the requirement of ASC Topic 820 at December 31, 2012 and June 30, 2012, were as follows:

As of December 31, 2012 (Unaudited)

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$-	$-	$71,578,763	$71,578,763
US Treasury Securities, at fair value(1)	22,000,000	-	-	22,000,000
Investments in private companies, at fair value			5,982,148	5,982,148
Investments in securities, at fair value	-	-	58,055	58,055
	$22,000,000	$-	$77,618,966	$99,618,966

As of June 30, 2012

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$-	$-	$70,970,152	$70,970,152
US Treasury Securities, at fair value(1)	22,499,881	-	-	22,499,881
Investments in private companies, at fair value	-	-	1,376,737	1,376,737
	$22,499,881	$-	$72,346,889	$94,846,770

(1) U.S. Treasury Securities were purchased and temporarily held in connection with compliance with RIC diversification requirements under Subchapter M of the Code.

During the six months ended December 31, 2012 and the year ended June 30, 2012, there were no transfers in or out of levels.

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

Structuring fees, board fees, excess deal deposits, prepayment fees and similar fees are recognized as Other Income as earned, usually when received. Other fee income, including annual fees and monitoring fees are included in Other Income.

Use of Estimates

The preparation of the financial statements of Full Circle Capital in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts disclosed in the financial statements of Full Circle Capital. Actual results could differ from those estimates.

Current Market Conditions and Market Opportunity

We believe that the current credit environment provides favorable opportunities to achieve attractive risk-adjusted returns on the types of senior secured loans and other investments we target. In particular, we believe that, despite an overall fall off in loan demand due to the depressed economic conditions, demand for financing from smaller to lower middle-market companies is largely outpacing the availability of lenders that have traditionally served this market. We believe that bank consolidations, the failure of a number of alternative lending vehicles due to poor underwriting practices and an overall tightening of underwriting standards has significantly reduced the number and activity level of potential lenders.

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

Time Period	Acquisitions (1) (dollars in millions)	Dispositions (2) (dollars in millions)		Weighted Average Interest Rate of Portfolio at End of Period
Legacy Portfolio Acquisition (August 31, 2010)	$72.3	$	N/A	12.10%
August 31, 2010 through September 30, 2010	0.4		1.4	12.16%
October 1, 2010 through December 31, 2010	3.7		10.1	12.09%
January 1, 2011 through March 31, 2011	4.0		19.9	12.39%
April 1, 2011 through June 30, 2011	9.6		1.2	12.68%
July 1, 2011 through September 30, 2011	27.7		15.9	12.89%
October 1, 2011 through December 31, 2011	5.9		9.4	13.04%
January 1, 2012 through March 31, 2012	6.7		5.7	12.98%
April 1, 2012 through June 30, 2012	15.0		7.1	12.93%
July 1, 2012 through September 30, 2012	11.4		8.1	12.84%
October 1, 2012 through December 31, 2012	29.1		25.1	12.55%
Since inception	$185.8		$103.9	N/A

(1)	Includes new deals, additional fundings, refinancings (inclusive of those on revolving credit facilities) and payment in kind “PIK” interest
(2)	Includes scheduled principal payments, prepayments, sales and repayments (inclusive of those on revolving credit facilities)

Portfolio Activity for the Six Months Ended December 31, 2012

The primary investment activities for the six months ended December 31, 2012, were fundings and repayments under the revolving credit facilities and the funding of the following loan facilities:

•	On September 7, 2012 the Company originated a $3,250,000 credit facility, comprised of a $1,000,000 senior secured term loan and a $2,250,000 senior secured revolving credit facility, both bearing interest at LIBOR plus 12.25% to Global Energy Efficiency Holdings Inc. (“GEE”). GEE provides energy efficiency products, installation and maintenance services to small and medium sized businesses in multiple food sales and service industries.
•	On September 27, 2012, the Company funded an additional $600,000 to iMedX, Inc. as part of the Company’s existing senior secured term loan.
•	On December 19, 2012, Ygnition Networks, Inc. (“Ygnition”) entered into transactions which involved the sale of substantially all of its assets to Access Media 3, Inc. (“Access Media 3”) and to New Media West, LLC (“New Media West”), an affiliate of the Company and of Access Media 3. Pursuant to this transaction the Company, in exchange for its secured interest in the Ygnition assets, received: (i) an equity interest in New Media West, valued at $3.60 million, (ii) a $5.80 million five year note due from New Media West bearing interest at 9%, and (iii) cash consideration from Access Media 3 valued at $0.40 million. Such amounts are subject to final purchase price adjustments. At December 19, 2012, immediately prior to these transactions, the Company had $13.00 million of debt outstanding to Ygnition, held at approximately $12.05 million. As a result of the transaction, the Company recognized a loss of $2.25 million, comprised of a realized loss of $3.20 million on the disposition of the Ygnition debt and the reversal of a previously unrealized loss of $0.95 million.
•

On December 28, 2012, the Company funded $3,900,000 to SOLEX Fine Foods, LLC; Catsmo, LLC as a first out participation under a $5,600,000 senior secured term loan bearing interest of LIBOR plus 12.25% and maturing December 28, 2016. The Company also purchased $250,000 of common equity units as part of the transaction. SOLEX Fine Foods, LLC; Catsmo, LLC is a provider of specialty foods in New York City and the surrounding areas.

The following is a reconciliation of the investment portfolio for the six months ended December 31, 2012, and for the year ended June 30, 2012:

	Six Months Ended December 31, 2012	Year Ended June 30, 2012
Beginning Investment Portfolio	$94,846,770	$82,794,117
Portfolio Investments Acquired	40,575,863	55,279,880
Treasury and Money Market Purchases(1)	47,001,337	120,000,601
Amortization of fixed income premiums and discounts	159,645	522,732
Portfolio Investments Repaid	(33,227,443)	(38,164,798)
Sales of Treasury and Money Market securities(1)	(47,500,000)	(123,499,273)
Payment in Kind	-	68,842
Net Unrealized Appreciation (Depreciation)	1,809,902	(1,979,965)
Net Realized Losses	(4,047,108)	(175,366)
Ending Investment Portfolio	$99,618,966	$94,846,770

(1) U.S. Treasury Securities were purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

During the six months ended December 31, 2012, we recorded net unrealized appreciation of $1,809,902. This consisted of $829,491 of net unrealized appreciation on debt investments and $980,411 of net unrealized appreciation on equity investments.

Portfolio Classifications

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2012, and June 30, 2012, excluding United States Treasury Bills of approximately $22.0 million and $22.5 million, respectively:

	December 31, 2012 (Unaudited)		June 30, 2012
	Investments at		Investments at
	Fair Value (dollars in millions)	Percentage of Total Portfolio	Fair Value (dollars in millions)	Percentage of Total Portfolio
Senior Secured Loans	$68.2	87.9%	$67.5	93.3%
Subordinated Secured Loans	3.3	4.3	3.4	4.8
Limited Liability Company Interests	6.0	7.7	1.4	1.9
Warrants	0.1	0.1	-	-
Total	$77.6	100.0%	$72.3	100.0%

At December 31, 2012, the eighteen borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 59% (i.e., each $59 of loan value outstanding is secured by $100 of collateral value).

At June 30, 2012, the sixteen borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 62% (i.e., each $62 of loan value outstanding is secured by $100 of collateral value).

The following table shows the fair value of our portfolio of investments by industry, as of December 31, 2012, and June 30, 2012, excluding United States Treasury Bills of approximately $22.0 million and $22.5 million, respectively:

	December 31, 2012 (Unaudited)		June 30, 2012 (Audited)
	Investments at		Investments at
	Fair Value (dollars in millions)	Percentage of Total Portfolio	Fair Value (dollars in millions)	Percentage of Total Portfolio
Cable TV/Broadband Services	$16.0	20.6%	$17.7	24.5%
Consumer Financing	7.6	9.8	6.8	9.4
Radio Broadcasting	6.1	7.9	6.3	8.7
Staffing Services	5.0	6.4	5.0	6.9
Aerospace Parts Plating and Finishing	5.0	6.4	4.9	6.8
Munitions	5.0	6.4	4.9	6.8
Medical Transcription Services	4.5	5.8	4.1	5.6
Energy Efficiency Services	4.2	5.4	-	-
Food Distributors and Wholesalers	4.1	5.3	-	-
Industrial Metal Treatings	3.9	5.0	3.9	5.4
Real Estate Management Services	3.5	4.5	4.1	5.7
Healthcare Services	3.5	4.5	3.5	4.8
Equipment Rental Services	2.7	3.5	3.1	4.4
Information and Data Services	2.2	2.9	3.5	4.9
Outdoor Advertising Services	2.1	2.7	1.9	2.6
Asset Recovery Services	1.6	2.1	2.0	2.7
Art Dealers	0.6	0.8	0.6	0.8
Total	$77.6	100.0%	$72.3	100.0%

Portfolio Grading

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of December 31, 2012, our portfolio had a weighted average grade of 3.04, based upon the fair value of the debt investments in the portfolio, excluding United States Treasury Bills of approximately $22.0 million. Equity securities are not graded. This was an improvement of 0.26 from the weighted average grade of 3.30 at June 30, 2012.

At December 31, 2012, our debt investment portfolio was graded as follows:

	December 31, 2012
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$-	-%
2	The portfolio company is performing above expectations and the risk profile is generally favorable.	10,482,586	13.51
3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	47,653,582	61.39
4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable.	13,442,595	17.32
5	The investment is performing well below expectations and the par value is not anticipated to be repaid in full.	-	-
		$71,578,763	92.22%

At June 30, 2012, our debt investment portfolio was graded as follows:

	June 30, 2012
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$-	-%
2	The portfolio company is performing above expectations and the risk profile is generally favorable.	6,788,625	9.38
3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	44,638,741	61.70
4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable.	17,583,423	24.31
5	The investment is performing well below expectations and is not anticipated to be repaid in full.	1,959,363	2.71
		$70,970,152	98.10%

We expect that a portion of our investments will be in grades 4 or 5 from time to time, and, as such, we will be required to work with portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 4 or 5 may fluctuate from period to period.

Results of Operations

Comparison of the three months ended December 31, 2012 and 2011

Total Investment Income

Total investment income includes interest and dividend income on our investments and other income, which is comprised entirely of fee income for the three months ended December 31, 2012. Fee income consists principally of administrative fees, prepayment fees, structuring fees and unused line fees.

Total investment income for the three months ended December 31, 2012, was $3,099,599. This amount consisted of $2,574,049 of interest income from portfolio investments (which included no PIK interest), $72,493 of dividend income and $453,057 of fee income. Dividend income was solely earned from our investment in The Finance Company, LLC.

Total investment income for the three months ended December 31, 2011, was $2,398,665. This amount consisted of $2,331,850 of interest income from portfolio investments (which included no PIK interest), $1,823 of dividend income and $64,992 of fee income. Dividend income was solely earned from our investment in The Finance Company, LLC.

The increase in interest income for the three months ended December 31, 2012 relative to the same time period in 2011 was primarily due to growth in the size of our portfolio. The increase in dividend income for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 was primarily due to the Company’s investment in The Finance Company, LLC. The increase in fee income, which can fluctuate, for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 was primarily a result of higher prepayment, administration and other fees during the quarter ended December 31, 2012, which included a $316,871 exit fee from The Selling Source, LLC.

Expenses

Gross and net operating expenses for the three months ended December 31, 2012, were $1,633,949.

Gross and net operating expenses for the three months ended December 31, 2011, were $1,300,025.

The increase in our net operating expenses for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 is primarily due to the increase in the Company’s borrowings to fund additional portfolio investments, which resulted in increased interest expense and management and incentive fees resulting from the Company having a larger portfolio and higher interest and net investment income during the period.

Net Investment Income (Loss)

Net investment income for the three months ended December 31, 2012, was $1,465,650. Net investment income per share was $0.22 for the period.

Net investment income for the three months ended December 31, 2011, was $1,098,640. Net investment income per share was $0.18 for the period.

The increase in net investment income for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 was primarily due to higher fee income, which can fluctuate, as the Company received greater repayment fees during the three months ended December 31, 2012 as compared to the same period in 2011 and to increased interest income as the Company had greater portfolio assets outstanding as compared to the same period in 2011. Such amounts were offset by increased interest expense and management and incentive fees resulting from the Company having a larger portfolio and higher interest and net investment income during the period.

Realized Gain (Loss) on Investments

Realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. During the three months ended December 31, 2012, we recorded a realized loss of $3,186,441, primarily from the disposition of our senior secured loan in Ygnition Networks, Inc., as described below. Realized loss per share was $0.49 for the period.

The Company recognized a loss of $2.25 million on Ygnition, comprised of a realized loss of $3.20 million on the disposition of the Ygnition debt and the reversal of a previously unrealized loss of $0.95 million.  See prior discussion in “—Portfolio Activity for the Six Months Ended December 31, 2012” for further discussion of this transaction.

During the three months ended December 31, 2011, we recorded a realized gain of $766.

The decrease in realized gains for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 was due to the items discussed above.

From time to time the Company may enter into a new transaction with a portfolio company as a result of the sale, merger, foreclosure, bankruptcy or other corporate event involving the portfolio company. In such cases, the Company may receive newly-issued notes, securities and/or other consideration in exchange for, or resulting from, the cancellation of the instruments previously held by the Company with regard to that portfolio company. In such cases, the Company may experience a realized loss on the instrument being sold or cancelled, and, concurrently, an elimination of any previously recognized unrealized losses on the portfolio investment. Such elimination of unrealized loss is included on the Statements of Operations as an increase in the Change in Unrealized Gain (Loss) on Investments.

Change in Unrealized Gain (Loss) on Investments

Change in unrealized gain (loss) on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Change in unrealized gain (loss) on investments per share was $0.20 for the three months ended December 31, 2012. During the three months ended December 31, 2012, we recorded net unrealized appreciation of $1,292,589, primarily from the disposition of our senior secured loan in Ygnition and the realization of the prior unrealized loss of $953,715, as described below. The overall change in unrealized gain (loss) consisted of $695,913 of net unrealized appreciation on debt investments and $596,731 of net unrealized appreciation on equity investments.

The Company recognized a loss of $2.25 million on Ygnition, comprised of a realized loss of $3.20 million on the disposition of the Ygnition debt and the reversal of a previously unrealized loss of $0.95 million.  See prior discussion in “—Portfolio Activity for the Six Months Ended December 31, 2012” for further discussion of this transaction.

Net Change in Unrealized Loss on Investments per share was $0.14 for the three months ended December 31, 2011. During the three months ended December 31, 2011, we recorded net unrealized depreciation of $846,865. This consisted of $757,404 of net unrealized depreciation on debt investments and $89,461 of net unrealized depreciation on equity investments.

The increase in change in unrealized gain (loss) on investments for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 was due to the items discussed above.

Comparison of the six months ended December 31, 2012 and 2011

Total Investment Income

Total investment income includes interest and dividend income on our investments and other income, which is comprised entirely of fee income for the six months ended December 31, 2012. Fee income consists principally of administrative fees, prepayment fees, structuring fees and unused line fees.

Total investment income for the six months ended December 31, 2012, was $5,872,902. This amount consisted of $5,153,147 of interest income from portfolio investments (which included no PIK interest), $106,590 of dividend income and $613,165 of fee income.

Total investment income for the six months ended December 31, 2011, was $4,956,908. This amount consisted of $4,419,550 of interest income from portfolio investments (which included $68,482 of PIK interest), $1,823 of dividend income and $535,535 of fee income.

The increase in dividend income for the six months ended December 31, 2012 as compared to the six months ended December 31, 2011 was primarily due to the Company’s investment in The Finance Company, LLC. The increase in total investment income for the six months ended December 31, 2012 as compared to the six months ended December 31, 2011 was primarily a result of increased interest income as the Company had greater portfolio assets outstanding as compared to the same period in 2011.

Expenses

Gross and net operating expenses for the six months ended December 31, 2012, were $3,169,007.

Gross operating expenses for the six months ended December 31, 2011, were $2,627,718.  Net operating expenses (offset by the waived portion of the base management fee and the accrual for the expense reimbursement) for the six months ended December 31, 2011, were $2,313,926.

The increase in our net operating expenses for the six months ended December 31, 2012 as compared to the six months ended December 31, 2011 is primarily due to the expiration of the Expense Reimbursement Agreement and Management Fee waiver, which resulted in increased net operating expenses, increased interest expense and increased management and incentive fees resulting from the Company having a larger portfolio and higher interest and net investment income during the period.

Net Investment Income (Loss)

Net investment income for the six months ended December 31, 2012, was $2,703,895. Net investment income per share was $0.42 for the period.

Net investment income for the six months ended December 31, 2011, was $2,642,982. Net investment income per share was $0.43 for the period.

The increase in net investment income for the six months ended December 31, 2012 as compared to the six months ended December 31, 2011 was primarily due to the increase in interest income during the six months ended December 31, 2012 as compared to the same period in 2011 offset by increased interest expense and management and incentive fees resulting from the Company having a larger portfolio and higher interest and net investment income during the period.

Realized Gain (Loss) on Investments

Realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs.

During the six months ended December 31, 2012, we recorded a realized loss of $4,047,108 primarily in connection with the disposition of our investment in Ygnition, as described below, and the conversion of our senior secured loan in Equisearch Acquisition, Inc. to a senior secured term loan in TransAmerican Asset Servicing Group, LLC upon the finalization of the Equisearch Acquisition, Inc.’s bankruptcy proceedings. Realized loss per share for the period was $0.62.

The Company recognized a loss of $2.25 million on Ygnition, comprised of a realized loss of $3.20 million on the disposition of the Ygnition debt and the reversal of a previously unrealized loss of $0.95 million.  See prior discussion in “—Portfolio Activity for the Six Months Ended December 31, 2012” for further discussion of this transaction.

During the six months ended December 31, 2011, we recorded a realized gain of $126,572 primarily in connection with the repayment of a portion of our interests in West World Media, LLC. Realized gain per share for the period was $0.02.

The decrease in realized gains for the six months ended December 31, 2012 as compared to the six months ended December 31, 2011 was due to the items discussed above.

From time to time the Company may enter into a new transaction with a portfolio company as a result of the sale, merger, foreclosure, bankruptcy or other corporate event involving the portfolio company. In such cases, the Company may receive newly-issued notes, securities and/or other consideration in exchange for, or resulting from, the cancellation of the instruments previously held by the Company with regard to that portfolio company. In such cases, the Company may experience a realized loss on the instrument being sold or cancelled, and, concurrently, an elimination of any previously recognized unrealized losses on the portfolio investment. Such elimination of unrealized loss is included on the Statements of Operations as an increase in the Change in Unrealized Gain (Loss) on Investments.

Change in Unrealized Gain (Loss) on Investments

Change in unrealized gain (loss) on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. Change in unrealized gain (loss) on investments per share was $0.28 for the six months ended December 31, 2012.

During the six months ended December 31, 2012, we recorded net unrealized appreciation of $1,809,902. This consisted of $829,491 of net unrealized appreciation on debt investments, primarily in connection with the disposition of our investment in Ygnition Networks, Inc., as described below, and the conversion of our senior secured loan in Equisearch Acquisition, Inc. to a senior secured term loan in TransAmerican Asset Servicing Group, LLC upon the finalization of Equisearch Acquisition, Inc.’s bankruptcy proceedings, and $980,411 of net unrealized appreciation on equity investments.

The Company recognized a loss of $2.25 million on Ygnition, comprised of a realized loss of $3.20 million on the disposition of the Ygnition debt and the reversal of a previously unrealized loss of $0.95 million.  See prior discussion in “—Portfolio Activity for the Six Months Ended December 31, 2012” for further discussion of this transaction.

Change in unrealized gain (loss) on investments per share was $(0.15) for the six months ended December 31, 2011. During the six months ended December 31, 2011, we recorded net unrealized depreciation of $917,680. This consisted of $1,020,707 of net unrealized depreciation on debt investments offset by $103,027 of net unrealized appreciation on equity investments.

The movement in Change in unrealized gain (loss) on investments for the six months ended December 31, 2012 as compared to the six months ended December 31, 2011 was primarily due to the increase in fair value of one of the Company’s equity investments and the items discussed above.

Liquidity and Capital Resources

At December 31, 2012, we had investments in debt securities of eighteen companies, totaling approximately $71.6 million in fair value, and equity investments in nine companies, totaling approximately $6.0 million in fair value.

Cash used in operating activities for the six months ended December 31, 2012, consisting primarily of purchases, sales and repayments of investments and the items described in "Results of Operations," was approximately $5.4 million, reflecting the purchases and repayments of investments, income resulting from operations, offset by non-cash income related to OID income, changes in working capital and accrued interest receivable. Net cash used in purchases and sales of investments was approximately $7.3 million, reflecting net additional investments in securities of $40.5 million, offset by principal repayments of $33.2 million. Such amounts are not inclusive of our purchase of United States Treasury Bills or Money Market Funds.

Immediately prior to the Full Circle Portfolio Acquisition, Full Circle Capital entered into the Credit Facility, a secured revolving credit facility with First Capital. The facility size is $35 million and, as amended, expires on December 31, 2013. Under the agreement, base rate borrowings bear interest at LIBOR plus 5.50%. As of December 31, 2012, we had $16.6 million outstanding borrowings under the Credit Facility.

As of December 31, 2012, we had Distribution Notes outstanding of approximately $3.4 million. These senior unsecured notes bear interest at a rate of 8.0% per annum, payable quarterly in cash, and mature on February 28, 2014.

As of December 31, 2012, we held approximately $0.3 million in cash and did not have any cash equivalents in our investment portfolio.

Capital Raises

On November 30, 2012, we completed a follow-on public offering of 1,350,000 shares of our common stock for gross proceeds of approximately $10.7 million.

As a business development company, we generally have an ongoing need to raise additional capital for investment purposes. As a result, we expect, from time to time, to access the debt and equity markets when we believe it is necessary and appropriate to do so. In this regard, we continue to explore various options for obtaining additional debt or equity capital for investments. This may include replacing or further extending our Credit Facility, or the issuance of additional shares of our common stock, possibly at prices below our then current net asset value per share pursuant to a proposal, approved by our stockholders at our 2012 annual meeting of stockholders, authorizing us to sell shares of our common stock below its then current net asset value per share in one or more offerings for a period of one year ending on the earlier of our 2013 annual meeting of stockholders or February 1, 2014. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. If we are unable to obtain leverage or raise equity capital on terms that are acceptable to us, our ability to grow our portfolio will be substantially impacted.

Contractual Obligations

Payments Due By Period (dollars in millions)

	Total	Less than 1 year	1-3 years		3-5 years	More than 5 years
Credit Facility (1)	$16.6	$16.6	$		$—	$—
Distribution Notes	3.4	—		3.4	—	—
Total	$20.0	$16.6		$3.4	$—	$—

_____________________

(1) At December 31, 2012, $18.4 remained unused under the Credit Facility.

In addition to the contractual obligations set forth above, we have certain obligations with respect to the investment advisory and administration services we receive. See “Overview”. We incurred $1,352,524 for investment advisory services and $415,091 for administrative services for the six months ended December 31, 2012.

As of December 31, 2012, we had approximately $6.0 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Borrowings

Secured Revolving Credit Facility. Immediately prior to the Full Circle Portfolio Acquisition, Full Circle Capital entered into the Credit Facility, a secured revolving credit facility with First Capital. The facility size is $35 million and, as amended, expires on December 31, 2013. Under the agreement, base rate borrowings bear interest at LIBOR plus 5.50%, subject to a floor. We incur unused line, average usage, and other fees related to the Credit Facility. The Credit Facility is secured by all of our assets. Under the Credit Facility we are required to satisfy several financial covenants, including maintaining a minimum level of net assets, a maximum level of leverage and minimum asset coverage and interest coverage ratios. In addition, we are required to comply with other general covenants, including with respect to indebtedness, liens, restricted payments and mergers and consolidations.

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

Date Declared	Record Date	Payment Date	Amount

Fiscal 2011:
July 21, 2010	September 30, 2010	October 15, 2010	$0.076	(1)
November 5, 2010	December 31, 2010	January 14, 2011	0.225
February 4, 2011	March 31, 2011	April 15, 2011	0.225
May 6, 2011	June 30, 2011	July 15, 2011	0.225
Total (2011)			$0.751
Fiscal 2012:
June 28, 2011	July 29, 2011	August 15, 2011	$0.075	(2)
June 28, 2011	August 31, 2011	September 15, 2011	0.075
June 28, 2011	September 30, 2011	October 14, 2011	0.075
September 8, 2011	October 31, 2011	November 15, 2011	0.077
September 8, 2011	November 30, 2011	December 15, 2011	0.077
September 8, 2011	December 30, 2011	January 13, 2012	0.077
November 7, 2011	January 31, 2012	February 15, 2012	0.077
November 7, 2011	February 29, 2012	March 15, 2012	0.077
November 7, 2011	March 30, 2012	April 13, 2012	0.077
February 3, 2012	April 30, 2012	May 15, 2012	0.077
February 3, 2012	May 31, 2012	June 15, 2012	0.077
February 3, 2012	June 29, 2012	July 13, 2012	0.077
Total (2012)			$0.918
Fiscal 2013:
May 7, 2012	July 31, 2012	August 15, 2012	$0.077
May 7, 2012	August 31, 2012	September 14, 2012	0.077
May 7, 2012	September 28, 2012	October 15, 2012	0.077
September 10, 2012	October 31, 2012	November 15, 2012	0.077
September 10, 2012	November 30, 2012	December 14, 2012	0.077
September 10, 2012	December 31, 2012	January 15, 2013	0.077
November 5, 2012	January 31, 2013	February 15, 2013	0.077
November 5, 2012	February 28, 2013	March 15, 2013	0.077
November 5, 2012	March 29, 2013	April 15, 2013	0.077
February 5, 2013	April 30, 2013	May 15, 2013	0.077
February 5, 2013	May 31, 2012	June 14, 2013	0.077
February 5, 2013	June 28, 2013	July 15, 2013	0.077
Total (2013 to date)			$0.924

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

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Investment Advisory Agreement with Full Circle Advisors. John E. Stuart, our Chief Executive Officer and President, is the managing member of, and has financial and controlling interests in, Full Circle Advisors.

•	We have entered into the Administration Agreement with Full Circle Service Company. Pursuant to the terms of the Administration Agreement, Full Circle Service Company provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. Mr. Stuart, our Chief Executive Officer and President, is the managing member of, and has financial and controlling interests in, Full Circle Service Company.

•	We have entered into a license agreement with Full Circle Advisors, pursuant to which Full Circle Advisors has agreed to grant us a non-exclusive, royalty-free license to use the name “Full Circle.”

•	Our Chief Financial Officer, Treasurer and Secretary, William E. Vastardis, is the President of Vastardis Fund Services, LLC (“Vastardis”). Full Circle Service Company has engaged Vastardis to provide certain administrative services to us. For the six months ended December 31, 2012, Vastardis was paid $123,429 for services provided under the Administration Agreement and $125,000 for the services of Mr. Vastardis as the Chief Financial Officer.

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

Recent Developments

Dividend

On February 5, 2013, the Board of Directors declared monthly dividends of $0.077, $0.077 and $0.077 per share payable on May 15, 2013 for holders of record at April 30, 2013, June 14, 2013 for holders of record at May 31, 2013 and July 15, 2013 for holders of record at June 28, 2013.

Recent Portfolio Activity

On January 31, 2013 the Company received a full payoff of its senior secured term loan to The Selling Source, LLC, receiving $2,362,650 in principal, interest and fees. The senior secured term loan was paid off at par value of $2,017,700.

On February 1, 2013, the Company invested $4,000,000 in a new senior secured term loan to The Selling Source, LLC, bearing interest at 12.50% and maturing February 1, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2012, three debt investments in our portfolio were at a fixed rate, and the remaining 27 debt investments were at variable rates, representing approximately $11.2 million and $60.4 in fair value debt, respectively. The majority of our floating rate debt instruments are currently at their floor interest rate. The variable rates are based upon the Prime rate or LIBOR.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1% increase in the underlying Prime rate or LIBOR, and no other change in our portfolio as of December 31, 2012. We have also assumed $16.6 million of outstanding borrowings bearing a floating rate based upon LIBOR. Under this analysis, net investment income would increase by approximately $0.3 million annually. If we had instead assumed a 1% decrease in the underlying Prime rate or LIBOR, net investment income would decrease correspondingly by approximately $0.1 million annually. Although management believes that this analysis is indicative of our existing interest rate sensitivity at December 31, 2012, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

As of December 31, 2012, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended December 31, 2012 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of equity securities during the three months ended December 31, 2012.

Issuer Purchases of Equity Securities

For the quarter ended December 31, 2012, as a part of our dividend reinvestment plan for our common stockholders, we purchased 1,035 shares of our common stock for approximately $7.52 in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines repurchases of our common stock during the quarter ended December 31, 2012.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

October 2012	310	$8.18	—	—
November 2012	379	$7.05	—	—
December 2012	346	$7.45	—	—
Total	1,035	$7.52	—	—

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement (2)
3.2	Bylaws (1)
4.1	Form of Common Stock Certificate (1)
4.2	Form of Note Agreement for Senior Unsecured Notes (1)
4.3	Form of Senior Unsecured Note (1)
10.1	Form of Dividend Reinvestment Plan (1)
10.2	Form of Second Amended and Restated Loan and Security Agreement by and between the Registrant and FCC, LLC d/b/a First Capital (2)
10.3	Investment Advisory Agreement by and between Registrant and Full Circle Advisors, LLC (1)
10.4	Administration Agreement by and between Registrant and Full Circle Service Company, LLC (1)
10.5	Form of Indemnification Agreement by and between Registrant and each of its directors (1)
10.6	Trademark License Agreement by and between Registrant and Full Circle Advisors, LLC (1)
10.7	Form of Purchase and Sale Agreement by and between Registrant, Full Circle Partners, LP, Full Circle Fund, Ltd., Full Circle Offshore, LLC, and FCC, LLC d/b/a First Capital (2)
10.8	First Amendment to the Second Amended and Restated Loan and Security Agreement by and between the Registrant and FCC, LLC d/b/a First Capital (3)
10.9	Waiver and Second Amendment to Second Amended and Restated Loan and Security Agreement by and between the Registrant and FCC, LLC d/b/a First Capital (4)
10.10	Third Amendment to Second Amended and Restated Loan and Security Agreement, among Full Circle Capital Corporation and FCC, LLC, d/b/a First Capital (5)
10.11	Fourth Amendment to Second Amended and Restated Loan and Security Agreement, among Full Circle Capital Corporation and FCC, LLC, d/b/a First Capital (6)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-166302) filed on August 5, 2010.
(2)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File No. 333-166302) filed on August 26, 2010.
(3)	Incorporated by reference to Registrant’s current report on Form 8-K (File No. 814-00809) filed on January 27, 2012.
(4)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q (File No. 814-00809) filed on May 10, 2012.
(5)	Incorporated by reference to Registrant’s current report on Form 8-K (File No. 814-00809) filed on August 1, 2012.
(6)	Incorporated by reference to Registrant’s current report on Form 8-K (File No. 814-00809) filed on November 2, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL CIRCLE CAPITAL CORPORATION

Date: February 11, 2013	By:	/s/ John E. Stuart
John E. Stuart, Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: February 11, 2013	By:	/s/ William E. Vastardis
William E. Vastardis, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

