Form 10-Q
period 2013-03-31
Full Circle Capital Corp
filed 2013-05-09
CIK 1490013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2013

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of May 9, 2013 was 7,569,382.

FULL CIRCLE CAPITAL CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

		March 31, 2013	June 30, 2012
		(Unaudited)	(Audited)
Assets
Control Investments at Fair Value (Cost of $18,249,221 and $6,639,648, respectively)	(NOTE 2, 9)	$19,106,610	$6,777,511
Affiliate Investments at Fair Value (Cost of $12,013,078 and $6,802,017, respectively)	(NOTE 2, 9)	10,363,544	5,112,142
Non-Control/Non-Affiliate Investments at Fair Value (Cost of $74,677,524 and $85,181,617, respectively)	(NOTE 2, 9)	73,671,713	82,957,117
Total Investments at Fair Value (Cost of $104,939,823 and $98,623,282, respectively)		103,141,867	94,846,770

Cash		481,563	639,149
Deposit with Broker		1,550,000	2,350,000
Interest Receivable	(NOTE 2)	993,334	902,711
Principal Receivable		147,603	513,372
Dividends Receivable		53,682	-
Due from Portfolio Investment		7,917	11,140
Receivable for Investments Sold		1,126,196	-
Prepaid Expenses		105,768	43,053
Other Assets		109,420	25,499
Deferred Offering Expenses		48,083	67,685
Deferred Credit Facility Fees		100,000	50,000

Total Assets		107,865,433	99,449,379

Liabilities
Due to Affiliate	(NOTE 5)	690,784	580,353
Accounts Payable		48,971	115,741
Accrued Liabilities		38,985	79,651
Due to Broker		15,000,125	22,500,041
Payable for Investments Acquired		4,155,951	-
Dividends Payable		582,842	478,892
Interest Payable		114,245	142,518
Other Liabilities		479,358	140,458
Accrued Offering Expenses		12,904	19,697
Line of Credit		22,797,755	18,544,660
Distribution Notes	(NOTE 8)	3,404,583	3,404,583

Total Liabilities		47,326,503	46,006,594

Net Assets		$60,538,930	$53,442,785

Components of Net Assets
Common Stock, par value $0.01 per share (100,000,000 authorized; 7,569,382 and 6,219,382 issued and outstanding, respectively)		$75,694	$62,194
Paid-in Capital in Excess of Par		67,420,152	57,455,232
Distributions in Excess of Net Investment Income		(936,486)	(122,763)
Accumulated Net Realized Losses		(4,222,474)	(175,366)
Accumulated Net Unrealized Losses		(1,797,956)	(3,776,512)
Net Assets		$60,538,930	$53,442,785

Net Asset Value Per Share		$8.00	$8.59

 See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended March 31,		Nine Months Ended March 31,
		2013	2012	2013	2012
Investment Income
Interest Income from Non-Control/Non-Affiliate Investments		$1,615,618	$1,940,034	$5,609,673	$5,870,076
Interest Income from Affiliate Investments		389,518	-	950,026	234,864
Interest Income from Control Investments		435,300	228,456	1,033,884	483,100
Dividend Income from Control Investments		80,178	55,393	186,768	57,216
Other Income from Non-Control/Non-Affiliate Investments	(NOTE 2)	305,935	138,688	834,515	515,137
Other Income from Affiliate Investments	(NOTE 2)	3,992	-	63,577	54,086
Other Income from Control Investments	(NOTE 2)	12,500	26,389	37,500	131,389
Total Investment Income		2,843,041	2,388,960	8,715,943	7,345,868

Operating Expenses
Management Fee	(NOTE 5)	362,743	291,919	1,041,905	878,569
Incentive Fee	(NOTE 5)	328,044	277,588	1,001,406	923,864
Total Advisory Fees		690,787	569,507	2,043,311	1,802,433

Allocation of Overhead Expenses	(NOTE 5)	84,552	89,211	225,860	264,103
Sub-Administration Fees	(NOTE 5)	50,000	78,114	173,429	234,343
Officers’ Compensation	(NOTE 5)	75,160	74,800	225,514	192,353
Total Costs Incurred Under Administration Agreement		209,712	242,125	624,803	690,799

Directors’ Fees		24,625	32,125	86,375	86,375
Interest Expense	(NOTE 8)	379,310	211,491	1,214,392	578,456
Professional Services Expense		108,998	121,301	384,061	435,980
Bank Fees		3,975	2,774	12,295	9,740
Other		113,470	91,063	334,647	294,321
Total Gross Operating Expenses		1,530,877	1,270,386	4,699,884	3,898,104

Management Fee Waiver and Expense Reimbursement	(NOTE 5)	-	-	-	(313,792)
Total Net Operating Expenses		1,530,877	1,270,386	4,699,884	3,584,312

Net Investment Income		1,312,164	1,118,574	4,016,059	3,761,556
Net Change in Unrealized Gain (Loss) on Investments		168,654	404,773	1,978,556	(512,907)
Net Realized Gain (Loss) on Investments		-	467	(4,047,108)	127,039
Net Increase in Net Assets Resulting from Operations		$1,480,818	$1,523,814	$1,947,507	$3,375,688

Earnings per Common Share Basic and Diluted	(NOTE 4)	$0.20	$0.25	$0.28	$0.54
Net Investment Income per Common Share Basic and Diluted		$0.18	$0.18	$0.59	$0.61
Weighted Average Shares of Common Share Outstanding Basic and Diluted		7,569,382	6,219,382	6,835,258	6,219,382

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	Nine months ended March 31, 2013	Nine months ended March 31, 2012
Increase (Decrease) in Net Assets Resulting from Operations:
Net Investment Income	$4,016,059	$3,761,556
Net Change in Unrealized Gain (Loss) on Investments	1,978,556	(512,907)
Realized Gain (Loss) on Investments	(4,047,108)	127,039

Net Increase in Net Assets Resulting from Operations	1,947,507	3,375,688

Dividends to Shareholders	(4,829,782)	(4,272,716)

Capital Share Transactions:
Issuance of Common Stock	10,665,000	-
Less Offering Costs and Underwriting Fees	(686,580)	-

Net Increase in Net Assets Resulting from Capital Share Transactions	9,978,420	-

Total Increase (Decrease) in Net Assets	7,096,145	(897,028)
Net Assets at Beginning of Period	53,442,785	56,474,006

Net Assets at End of Period	$60,538,930	$55,576,978

Capital Share Activity:
Shares Issued	1,350,000	-
Shares Outstanding at Beginning of Period	6,219,382	6,219,382

Shares Outstanding at End of Period	7,569,382	6,219,382

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended March 31, 2013	Nine months ended March 31, 2012
Cash Flows from Operating Activities:
Net Increase in Net Assets Resulting from Operations	$1,947,507	$3,375,688
Adjustments to Reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Used in Operating Activities
Purchases of Investments	(124,978,996)	(137,831,493)
Proceeds from Sale or Refinancing of Investments	114,855,522	124,518,317
Realized (Gain) Loss on Investments	4,047,108	(127,039)
Net Change in Unrealized (Gain) Loss on Investments	(1,978,556)	512,907
Amortization of Discount	(240,175)	(409,261)
Change in Operating Assets and Liabilities
Deposit with Broker	800,000	(392,141)
Interest Receivable	(90,623)	(200,442)
Principal Receivable	365,769	(488,821)
Dividend Receivable	(53,682)	(47,306)
Due from Portfolio Investment	3,223	-
Receivable for Investments Sold	(1,126,196)	-
Other Receivable	-	(3,622)
Prepaid Expenses	(62,715)	(50,175)
Other Assets	(83,921)	189,030
Due to Affiliate	110,431	(22,910)
Accounts Payable	(66,770)	(79,132)
Accrued Liabilities	(40,666)	(29,972)
Due to Broker	(7,499,916)	4,000,418
Payable for Investments Acquired	4,155,951	-
Interest Payable	(28,273)	77,719
Other Liabilities	338,900	623,709

Net Cash Used in Operating Activities	(9,626,078)	(6,384,526)

Cash Flows from Financing Activities:
Borrowings Under Credit Facility	52,499,326	56,491,598
Payments Under Credit Facility	(48,296,231)	(44,094,430)
Dividends Paid to Shareholders	(4,725,832)	(5,193,185)
Deferred Offering Expenses	-	(23,237)
Payment of Offering Costs and Underwriting Fees	(673,771)	-
Proceeds from Issuance of Common Stock	10,665,000	-

Net Cash Provided by Financing Activities	9,468,492	7,180,746

Total Increase (Decrease) in Cash	(157,586)	796,220
Cash Balance at Beginning of Period	639,149	2,065,943
Cash Balance at End of Period	$481,563	$2,862,163

Supplemental Disclosure of Non-Cash Financing Activity:
Dividends Declared, Not Yet Paid	$582,842	$478,892

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$1,242,665	$501,282

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

March 31, 2013 (Unaudited)

Description [1,2]	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Attention Transit Advertising Systems, LLC	Outdoor Advertising
Senior Secured Loan, 14.50%, 05/01/2013	Services	$2,321,626	$2,321,626	$2,126,687	3.50%

Background Images, Inc.	Equipment
Senior Secured Loan – Term A, 14.71%, 6/28/2015	Rental Services	$1,552,500	1,540,038	1,494,281	2.47%
Senior Secured Loan – Term B, 16.46%, 6/28/2015		$877,500	870,370	844,682	1.40%
Total			2,410,408	2,338,963	3.87%

Blackstrap Broadcasting, LLC	Radio
Senior Secured Loan, 5.00%, 6/25/2013	Broadcasting	$3,000,000	3,000,000	2,674,900	4.42%
Subordinated Secured Loan, 16.00%, 6/25/2013		$3,500,000	3,500,000	3,144,517	5.19%
Total			6,500,000	5,819,417	9.61%

Coast Plating, Inc.	Aerospace
Senior Secured Loan – Term A, 11.71%, 9/13/2014	Parts Plating and Finishing	$1,437,922	1,437,922	1,444,536	2.39%
Senior Secured Loan – Term B, 13.21%, 9/13/2014		$3,520,429	3,520,429	3,522,893	5.82%
Total			4,958,350	4,967,429	8.21%

CSL Operating, LLC	Industrial
Senior Secured Loan – Term A, 11.71%, 5/11/2014	Metal Treatings	$1,916,700	1,912,739	1,900,600	3.14%
Senior Secured Loan – Term B, 11.71%, 5/11/2014		$1,916,700	1,912,739	1,867,824	3.09%
Total			3,825,478	3,768,424	6.23%

Employment Plus, Inc.	Staffing
Senior Secured Loan, 12.00%, 10/24/2013	Services	$5,000,000	5,000,000	5,000,000	8.25%

Global Energy Efficiency Holdings, Inc.	Energy
Senior Secured Revolving Loan, 12.46%, 9/7/2015	Efficiency Services	$2,069,159	2,058,500	2,069,159	3.42%
Senior Secured Loan, 12.46%, 9/7/2015		$1,000,000	989,034	1,040,000	1.72%
Total			3,047,534	3,109,159	5.14%

iMedX, Inc.	Medical
Senior Secured Revolving Loan, 13.75%, 09/19/2014	Transcription Services	$1,457,865	1,457,865	1,457,865	2.41%
Senior Secured Loan – Term A, 13.75%, 09/19/2014		$2,475,440	2,459,134	2,522,473	4.17%
Senior Secured Loan – Term B, 13.75%, 09/19/2014		$1,082,000	1,082,000	1,049,865	1.73%
Total			4,998,999	5,030,203	8.31%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

March 31, 2013 (Unaudited)

Description [1,2]	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Matt Martin Real Estate Management, LLC	Real Estate Management
Senior Secured Loan, 12.99%, 4/30/2015	Services	$3,140,000	$3,119,887	$3,202,800	5.28%

MDU Communications (USA) Inc.	Cable TV
Senior Secured Loan - Tranche A, 11.85%, 6/30/2013	Broadband Services	$5,000,000	5,000,000	4,898,500	8.09%
Senior Secured Loan - Tranche C, 9.75%, 6/30/2013		$250,000	250,000	241,892	0.40%
Senior Secured Loan - Tranche D, 8.75%, 6/30/2013		$1,480,000	1,480,000	1,421,787	2.35%
Warrants for 37,500 shares (at a $6.00 strike price), expire 6/30/2013 ^		37,500	298	-	0.00%
Total			6,730,298	6,562,179	10.84%

Modular Process Control, LLC	Energy
Senior Secured Loan - Revolving Loan, 15.00%, 3/28/17	Efficiency Services	$3,000,000	2,802,407	2,802,407	4.63%
Senior Secured Loan - Term Loan, 15.00%, 3/28/17		$2,500,000	2,335,339	2,335,339	3.86%
Modular Process Control, LLC - Warrants for 8% of the outstanding LLC Interests (at a $0.01 strike price), expire 3/28/23 3,^			288,000	288,000	0.48%
Total			5,425,746	5,425,746	8.97%

New Media West, LLC [4]	Cable TV
Senior Secured Term Loan, 9.00%, 12/31/2017	Broadband Services	$5,800,000	5,800,000	5,800,000	9.58%
Limited Liability Company Interests ^,6		720	3,600,000	3,701,023	6.11%
Total			9,400,000	9,501,023	15.69%

Pristine Environments, Inc.	Building
Senior Secured Loan - Revolving Loan, 12.71%, 3/31/2017	Cleaning and Maintenance	$3,064,801	3,032,814	3,032,814	5.01%
Senior Secured Loan - Term Loan, 12.71%, 3/31/2017	Services	$1,135,000	1,123,154	1,123,154	1.86%
Total			4,155,968	4,155,968	6.87%

ProGrade Ammo Group, LLC [3]	Munitions
Senior Secured Revolving Loan, 9.21%, 8/1/2014		$1,519,278	1,519,278	1,519,278	2.51%
Senior Secured Term Loan, 15.21%, 8/1/2014		$5,593,750	5,494,497	4,391,654	7.25%
Warrants for 9.5% of the outstanding LLC interests (at a $10.00 strike price), expire 8/2/2018 ^		181,240	176,770	-	0.00%
Total			7,190,545	5,910,932	9.76%

 See notes to consolidated financial statements

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

March 31, 2013 (Unaudited)

Description [1,2]	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
SOLEX Fine Foods, LLC; Catsmo, LLC [3]	Food
Senior Secured Term Loan , 12.46%,	Distributors &	$3,900,000	$3,795,979	$3,744,780	6.19%
12/28/2016	Wholesalers
Limited Liability Company Interests ^,7		6.89%	250,000	145,565	0.24%
Warrants for 1.6% of the outstanding LLC interests (strike price 0.01), expire 12/28/2022 ^,7		1	58,055	38,817	0.06%
Total			4,104,034	3,929,162	6.49%

Texas Westchester Financial, LLC [4]	Consumer
Limited Liability Company Interests ^	Financing	9,278	905,819	589,574	0.97%

The Finance Company, LLC [4]	Consumer
Senior Secured Loan, 15.00%, 9/30/2015	Financing	$5,724,261	5,618,625	5,684,001	9.39%
Limited Liability Company Interests		50	140,414	1,535,732	2.54%
Total			5,759,039	7,219,733	11.93%

The Selling Source, LLC	Information and
Senior Secured Loan, 12.50%, 1/31/2017	Data Services	$4,000,000	3,962,581	3,962,581	6.54%

TransAmerican Asset Servicing Group, LLC [4]	Asset Recovery
Senior Secured Loan, 14.25%, 7/25/2016	Services	$2,225,000	2,184,362	1,796,280	2.97%
Limited Liability Company Interests ^,5		75	0	-	0.00%
Total			2,184,363	1,796,280	2.97%

US Path Labs, LLC	Healthcare
Senior Secured Loan , 13.00%, 3/30/2014	Services	$3,500,000	3,452,447	3,490,200	5.77%

VaultLogix, LLC	Information
Warrants for Variable % Ownership, (at a $307.855 strike price), expire 9/4/2013 ^	Retrieval Services	3,439	56,147	-	0.00%

West World Media, LLC [3,8]	Information and
Limited Liability Company Interests ^	Data Services	85,210	430,500	235,451	0.39%

United States Treasury
United States Treasury Bill** (0.10)%, 4/4/2013		$15,000,000	15,000,054	14,999,956	24.78%

Total Investments			$104,939,823	$103,141,867	170.37%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

March 31, 2013 (Unaudited)

The following table shows the fair value of our portfolio of investments by industry, as of March 31, 2013, excluding United States Treasury Bills of approximately $15.0 million.

	March 31, 2013
	Investment at Fair Value (dollars in millions)	Percentage of Net Assets
Cable TV / Broadband Services	$16.1	26.54%
Energy Efficiency Services	8.5	14.11
Consumer Financing	7.8	12.90
Munitions	5.9	9.76
Radio Broadcasting	5.8	9.61
Medical Transcription Services	5.0	8.31
Staffing Services	5.0	8.26
Aerospace Parts Plating and Finishing	5.0	8.21
Information and Data Services	4.2	6.93
Building Cleaning and Maintenance Services	4.2	6.86
Food Distributors and Wholesalers	3.9	6.49
Industrial Metal Treatings	3.8	6.22
Healthcare Services	3.5	5.77
Real Estate Management Services	3.2	5.29
Equipment Rental Services	2.3	3.86
Outdoor Advertising Services	2.1	3.51
Asset Recovery Services	1.8	2.97
Total	$88.1	145.60%

1          Our investments are acquired in private transactions exempt from registration under the Securities Act of 1933, therefore are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act of 1933.

2          A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to LIBOR or the U.S. prime rate, and which is reset daily, monthly, quarterly or semi-annually. For each debt investment we have provided the interest rate in effect as of March 31, 2013.

3          Denotes an Affiliate Investment. “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the Investment Company Act of 1940, which are not “Control Investments.”  A company is deemed to be an “Affiliate” of Full Circle Capital Corporation if Full Circle Capital Corporation owns 5% or more, but less than 25%, of the voting securities of such company.

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

6          Full Circle Capital Corporation’s equity investment in New Media West, LLC is held through its wholly-owned subsidiary FC New Media, Inc.

7          Full Circle Capital Corporation’s equity investments in SOLEX Fine Foods, LLC; Catsmo, LLC are held through its wholly-owned subsidiary FC New Specialty Foods, Inc.

8          A portion of Full Circle Capital Corporation’s investment in West World Media, LLC is held through its wholly-owned subsidiary Full Circle West, Inc. The remainder of the LLC interests are held directly by Full Circle Capital Corporation.

**        Interest rate shown reflects yield to maturity at time of purchase.

^          Security is a non-income producing security.

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS

June 30, 2012 (Audited)

Description [1,2]	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value

Attention Transit Advertising Systems, LLC	Outdoor
Senior Secured Loan, 14.50%, 11/1/2012	Advertising Services	$2,060,150	$2,048,859	$1,900,282	3.56%

Background Images, Inc.	Equipment
Senior Secured Loan – Term A, 14.74%, 6/28/2014	Rental Services	$2,012,500	1,986,949	2,027,594	3.79%
Senior Secured Loan – Term B, 16.49%, 6/28/2014		$1,137,500	1,122,922	1,123,433	2.10%
Total			3,109,871	3,151,027	5.89%

Blackstrap Broadcasting, LLC	Radio
Senior Secured Loan, 5.00%, 9/25/2012	Broadcasting	$3,000,000	2,959,844	2,850,600	5.33%
Subordinated Secured Loan, 16.00%, 9/25/2012		$3,500,000	3,495,844	3,465,700	6.48%
Total			6,455,688	6,316,300	11.81%

Coast Plating, Inc.	Aerospace
Senior Secured Loan – Term A, 11.74%, 9/13/2014	Parts Plating and Finishing	$1,450,000	1,449,081	1,464,790	2.74%
Senior Secured Loan – Term B, 12.49%, 9/13/2014		$3,550,000	3,540,361	3,484,325	6.52%
Total			4,989,442	4,949,115	9.26%

CSL Operating, LLC	Industrial
Senior Secured Loan – Term A, 11.74%, 5/11/2014	Metal Treatings	$2,000,000	1,993,354	1,957,933	3.66%
Senior Secured Loan – Term B, 11.74%, 5/11/2014		$2,000,000	1,993,354	1,944,400	3.64%
Total			3,986,708	3,902,333	7.30%

Employment Plus, Inc.	Staffing
Senior Secured Loan, 12.00%, 10/24/2013	Services	$5,000,000	5,000,000	5,000,000	9.36%

Equisearch Acquisition, Inc.	Asset
Senior Secured Loan, 14.00%, 5/31/2012 ^	Recovery Services	$2,580,201	2,580,201	1,959,363	3.67%
Warrants for 47.9056 shares (at a $0.01 strike price), expire 1/31/2016 ^		48	225,000	-	-%
Total			2,805,201	1,959,363	3.67%

European Evaluators, LLC [3]	Art
Senior Secured Loan, 11.99%, 8/29/2012	Dealers	$615,000	614,240	614,240	1.15%

iMedX, Inc.	Medical
Senior Secured Revolving Loan, 10.09%, 9/19/2014	Transcription Services	$1,298,517	1,295,589	1,298,517	2.43%
Senior Secured Loan – Term A, 15.99%, 9/19/2014		$2,755,000	2,727,654	2,772,448	5.19%
Total			4,023,243	4,070,965	7.62%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)

June 30, 2012 (Audited)

Description [1,2]	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value

Matt Martin Real Estate Management, LLC	Real Estate
Senior Secured Loan, 12.99%, 4/30/2015	Management Services	$4,139,000	$4,104,413	$4,104,413	7.68%

MDU Communications (USA) Inc.	Cable TV
Senior Secured Loan - Tranche A, 11.85%, 6/30/2013	Broadband Services	$5,000,000	5,000,000	4,889,000	9.15%
Senior Secured Loan - Tranche C, 9.75%, 6/30/2013		$250,000	250,000	240,275	0.45%
Senior Secured Loan - Tranche D, 8.75%, 6/30/2013		$1,480,000	1,480,000	1,399,537	2.62%
Warrants for 37,500 shares (at a $6.00 strike price), expire 6/30/2013 ^		37,500	298	-	-%
Total			6,730,298	6,528,812	12.22%

ProGrade Ammo Group LLC [5]	Munitions
Senior Secured Revolving Loan, 9.24%, 8/1/2014		$383,798	383,798	383,798	0.72%
Senior Secured Term Loan, 15.24%, 8/1/2014		$5,968,750	5,810,949	4,511,380	8.44%
Warrants for 9.5% of the outstanding LLC interests (at a $10.00 strike price), expire 8/2/2018 ^		181,240	176,770	-	-%
Total			6,371,517	4,895,178	9.16%

Texas Westchester Financial, LLC [4]	Consumer
Limited Liability Company Interests ^	Financing	9,278	905,819	549,360	1.03%

The Finance Company, LLC [4]	Consumer
Senior Secured Term Loan, 15.00%, 9/30/2015	Financing	$5,724,261	5,593,415	5,617,738	10.51%
Limited Liability Company Interests		50	140,414	610,413	1.14%
Total			5,733,829	6,228,151	11.65%

The Selling Source, LLC	Information and
Senior Secured Loan, 12.00%, 12/21/2012	Data Services	$3,323,508	3,323,508	3,323,508	6.22%

US Path Labs, LLC	Healthcare
Senior Secured Loan, 13.00%, 3/30/2014	Services	$3,500,000	3,434,191	3,465,117	6.48%

VaultLogix, LLC	Information
Warrants for Variable % Ownership, (at a $307.855 strike price), expire 1/14/2019 ^	Retrieval Services	3,439	56,147	-	-%

West World Media, LLC [5,6]	Information and
Limited Liability Company Interests ^	Data Services	85,210	430,500	216,964	0.41%

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

	June 30, 2012
	Investment at Fair Value (dollars in millions)	Percentage of Net Assets
Cable TV / Broadband Services	$17.7	33.12%
Consumer Financing	6.8	12.68
Radio Broadcasting	6.3	11.81
Staffing Services	5.0	9.36
Aerospace Parts Plating and Finishing	4.9	9.26
Munitions	4.9	9.16
Real Estate Management Services	4.1	7.68
Medical Transcription Services	4.1	7.62
Industrial Metal Treatings	3.9	7.30
Information and Data Services	3.5	6.63
Healthcare Services	3.5	6.48
Equipment Rental Services	3.1	5.89
Asset Recovery Services	2.0	3.67
Outdoor Advertising Services	1.9	3.56
Art Dealers	0.6	1.15
Total	$72.3	135.37%

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

Note 1. Organization

References herein to “we”, “us” or “our” refer to Full Circle Capital Corporation and Subsidiaries (“Full Circle Capital” or the “Company”) unless the context specifically requires otherwise.

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

Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Investments in other, non-security financial instruments, such as a limited partnership or private company, are recorded on the basis of subscription date or redemption date, as applicable. Amounts for investments recognized or derecognized but not yet settled are reported as receivables for investments sold and payables for investments acquired, respectively, in the Consolidated Statements of Assets and Liabilities.

Basis of Consolidation

Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are generally precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our financial statements include our accounts and the accounts of Full Circle West, Inc., TransAmerican Asset Servicing Group, Inc., FC New Specialty Foods, Inc., and FC New Media, Inc. and Art Credit Company, LLC, our only wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Board or the Audit Committee of the Board (the “Audit Committee”), does not represent fair value, are valued as follows:

1.	The quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment;
2.	Preliminary valuation conclusions are then documented and discussed with the Company’s senior management. Independent third-party valuation firms are engaged by, or on behalf of, the Audit Committee to conduct independent appraisals or review management’s preliminary valuations and make their own independent assessment, for certain assets;
3.	The Audit Committee discusses valuations and recommends the fair value of each investment in the portfolio in good faith based on the input of the Company and, where appropriate, the independent valuation firms; and
4.	The Board then discusses the valuations and determines in good faith the fair value of each investment in the portfolio based upon input from the Company, estimates from the independent valuation firms and the recommendations of the Audit Committee.

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

 Valuation Techniques

Senior and Subordinated Secured Loans

Our portfolio consists primarily of private debt instruments (“Level 3 debt”). The Company considers its Level 3 debt to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, the Board considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as defined above, the Board may evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.

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

Structuring fees, excess deal deposits, prepayment fees and similar fees are recognized as Other Income as earned, usually when received. Other fee income, including administrative fees and unused line fees, is included in Other Income.  Income from such sources was $322,427 and $165,077 for the three months ended March 31, 2013 and 2012, respectively, and $935,592 and $700,612 and for the nine months ended March 31, 2013 and 2012, respectively.

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

Organizational Expenses and Offering Costs

The Company did not incur organizational expenses during the nine months ended March 31, 2013, and 2012. The Company complies with the requirements of ASC 340-10-S99-1, “Expenses of Offering”. Deferred offering costs consist principally of legal and audit costs incurred through the balance sheet date that are related to an offering of equity securities. Such costs are charged against the gross proceeds of the offering or will be charged to the Company’s operations if the offering is not completed. Offering expenses related to the Company’s November 27, 2012 offering were $153,330.

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

As of March 31, 2013, we had approximately $6.7 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.

Note 4. Earnings (Loss) per Common Share

The following information sets forth the computation of basic and diluted earnings (loss) per common share for the three and nine months ended March 31, 2013 (unaudited), and March 31, 2012 (unaudited):

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012
Per Share Data (1) :
Net Increase in Net Assets Resulting from Operations	$1,480,818	$1,523,814	$1,947,507	$3,375,688
Weighted average shares outstanding for period	7,569,382	6,219,382	6,835,258	6,219,382
Basic and diluted earnings per common share	$0.20	$0.25	$0.28	$0.54

(1)	Per share data based on weighted average shares outstanding.

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

The total base management fees earned by the Adviser for the three and nine months ended March 31, 2013, were $362,743 and $1,041,905, respectively. The total base management fee payable to the Adviser at March 31, 2013 was $362,743, after reflecting payment of $987,433 during the nine months ended March 31, 2013, and is included in the Consolidated Statement of Assets and Liabilities in Due to Affiliate. The total base management fees earned by the Adviser for the three and nine months ended March 31, 2012, were $291,919 and $878,569, respectively, after adjusting for the waivers of $0 and $28,124, respectively.

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees with respect to each of the investments in our portfolio, provided that, the incentive fee determined as of December 31, 2010 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the inception of Full Circle Capital. There were no incentive fees paid on realized capital gains for the nine months ended March 31, 2013 and 2012.

Income incentive fees of $328,044 and $1,001,406 were earned by the Adviser for the three and nine months ended March 31, 2013, and the total income incentive fee payable to the Adviser at March 31, 2013 was $328,041, after reflecting payment of $945,447 during the nine months ended March 31, 2013, and is included in the Consolidated Statement of Assets and Liabilities in Due to Affiliate. Income incentive fees of $277,588 and $923,864 were earned by the Adviser for the three and nine months ended March 31, 2012.

The Adviser had agreed to reimburse the Company for any operating expenses, excluding interest expenses, investment advisory and management fees, and organizational and offering expenses, in excess of 2% of our net assets for the first twelve months following the completion of the initial public offering, which occurred on August 31, 2010.  This agreement was extended through September 30, 2011, and equated to an accrual offset against the Advisor’s management fee of $0 and $285,668 for the three and nine months ended March 31, 2012, respectively. There was no offset for the nine months ended March 31, 2013.

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

Additionally, we reimburse the Administrator for the fees charged for the service of Mr. Vastardis as our Chief Financial Officer, Treasurer and Secretary at an annual rate of up to $250,000. Vastardis agreed to cap its first year fees at $200,000, plus any reimbursement of expenses, for administrative services to us, and at $100,000 for the service of Mr. Vastardis as our Chief Financial Officer, Treasurer and Secretary. Those caps expired on August 31, 2011.

For the three and nine months ended March 31, 2013, the Company incurred $209,712 and $624,803, respectively, of expenses under the Administration Agreement, $50,000 and $173,429, respectively, of which were earned by the Sub-Administrator and $75,160 and $225,514, respectively, were paid for officers’ compensation. The remaining $84,552 and $225,860, respectively, were recorded as an Allocation of Overhead Expenses to the Administrator in the Consolidated Statement of Operations.

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

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. With regard to the Control Investments in Texas Westchester Financial, LLC, New Media West, LLC, TransAmerican Asset Servicing Group, LLC and The Finance Company, LLC, the Company has provided managerial assistance during the period for which no fees were charged. Our Chief Executive Officer and President, John Stuart, currently serves as a director of The Finance Company, LLC and New Media West, LLC. As of March 31, 2013, only Background Images, Inc. and Solex Fine Foods, LLC; Catsmo, LLC had accepted our offer for such services. No fees were charged to Background Images, Inc. or Solex Fine Foods, LLC; Catsmo, LLC for such services.

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

Issuances of Common Stock	Number of Shares Issued		Gross Proceeds Raised, Net Assets Acquired and Dividends Reinvested	Underwriting Fees	Offering Expenses		Gross Offering Price
April 16, 2010	100		$1,500	-	-		$15.00per/share
August 31, 2010	4,191,415	(1)	$42,425,564	-	-		$10.13per/share	(2)
August 31, 2010	2,000,000		$18,000,000	$1,350,000	$1,052,067	(3)	$9.00per/share
January 14, 2011	27,867	(4)	$241,608	-	-		$8.67per/share
November 27, 2012	1,350,000		$10,665,000	$533,250	$153,330		$7.90per/share

(1)         Includes 403,662 shares that were issued on September 30, 2010 upon the expiration of the overallotment option granted to the underwriters in connection with our initial public offering. Such shares were deemed to be outstanding at August 31, 2010.

(2)         Based on weighted average price assigned to shares.

(3)         Includes $190,894 of offering expenses that were accrued as of December 31, 2010.

(4)         Issued pursuant to the Company’s dividend reinvestment plan.

Note 7. Financial Highlights

	Three months ended March 31, 2013		Three months ended March 31, 2012

Per Share Data (1) :
Net asset value at beginning of period	$8.03		$8.92
Net investment income (loss)	0.18		0.18
Change in unrealized gain (loss)	0.02		0.07
Realized gain (loss)	0.00		-
Dividends declared	(0.23)		(0.23)
Net asset value at end of period	$8.00		$8.94

Per share market value at end of period	$7.65		$7.65
Total return based on market value	7.11	%(5)	11.69	%(5)
Total return based on net asset value	2.59	%(5)	2.29	%(5)
Shares outstanding at end of period	7,569,382		6,219,382
Weighted average shares outstanding for period	7,569,382		6,219,382

Ratio / Supplemental Data:
Net assets at end of period	$60,538,930		$55,576,978
Average net assets	$60,672,785		$55,533,410
Annualized ratio of gross operating expenses to average net assets (6)	10.23%		9.18%
Annualized ratio of net operating expenses to average net assets (6)	10.23%		9.18%
Annualized ratio of net investment income to average net assets (6)	8.77%		8.08%

	Nine months ended March 31, 2013		Nine months ended March 31, 2012
Per Share Data (1) :
Net asset value at beginning of period	$8.59		$9.08
Dilution from offering	(0.17	)(2)	-
Offering costs	(0.01)		-
Net investment income (loss)	0.59		0.61
Change in unrealized gain (loss)	0.28		(0.08)
Realized gain (loss)	(0.59)		0.02
Dividends declared	(0.69)		(0.69)
Net asset value at end of period	$8.00		$8.94

Per share market value at end of period	$7.65		$7.65
Total return based on market value	9.31	%(5)	5.48	%(5)
Total return based on net asset value	1.81	%(5)	7.24	%(5)
Shares outstanding at end of period	7,569,382		6,219,382
Weighted average shares outstanding for period	6,835,258		6,219,382

Ratio / Supplemental Data:
Net assets at end of period	$60,538,930		$55,576,978
Average net assets	$56,949,979		$56,053,701
Annualized ratio of gross operating expenses to average net assets (6)	10.99%		9.23%
Annualized ratio of net operating expenses to average net assets (6)	10.99%		8.67%
Annualized ratio of net investment income to average net assets (6)	9.39%		8.72%

	Year Ended June 30, 2012		For the period from August 31, 2010 (commencement of operations) to June 30, 2011		For the period from April 16, 2010 (date of inception) to June 30, 2010

Per Share Data (1) :
Net asset value at beginning of period	$9.08		$9.40		$15.00	(3)
Offering costs	-		(0.04)		-
Net investment income (loss)	0.78		0.70		(125.45)
Change in unrealized gain (loss)	(0.32)		(0.29)		-
Realized gain (loss)	(0.03)		0.06		-
Dividends declared	(0.92)		(0.75)		-
Net asset value at end of period	$8.59		$9.08		$(110.45)

Per share market value at end of period	$7.65		$7.90		$(110.45)
Total return based on market value	8.71	%(5)	(4.03	)%(4)	(836.33	)%(5)
Total return based on net asset value	6.20	%(5)	5.62	%(4)	(836.33	)%(5)
Shares outstanding at end of period	6,219,382		6,219,382		100
Weighted average shares outstanding for period	6,219,382		6,206,824		100

Ratio / Supplemental Data:
Net assets at end of period	$53,442,785		$56,474,006		$(11,045)
Average net assets	$55,531,518		$57,455,987		$(4,773)
Annualized ratio of gross operating expenses to average net assets (6)	9.56%		8.49%		1,279.28%
Annualized ratio of net operating expenses to average net assets (6)	8.99%		7.34%		1,279.28%
Annualized ratio of net investment income to average net assets (6)	8.70%		9.29%		(1,279.28)%

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Dilution from offering is based on the change in net asset value from the follow on offering on November 27, 2012.
(3)	For the period from April 16, 2010 (date of inception) to June 30, 2010, the net asset value at issuance was $15.00.
(4)	Total return based on market value is based on the change in market price per share assuming an investment at the initial public offering price of $9.00 per share and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.
(5)	Total return based on market value is based upon the change in market price per share between the opening and ending net price per share in each period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. For the period from inception through June 30, 2010 total return based on market value is the same as total return based on net asset value as our shares were not publicly traded. The total returns are not annualized.
(6)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment income (loss) to average net assets are adjusted accordingly. Non-recurring expenses were not annualized. For the period from August 31, 2010 (commencement of operations) to June 30, 2011 the Company incurred $102,609 of organizational expenses, which were deemed to be non-recurring. For the period from April 16, 2010 (date of inception) to June 30, 2010, the Company incurred $12,500 of organizational expenses, which were deemed to be non-recurring.

Note 8. Long Term Liabilities

Line of Credit

On August 31, 2010, the Company entered into the “Credit Facility” with First Capital. The facility size is $35 million and was initially scheduled to expire in January 2012. On January 27, 2012, the Company extended the Credit Facility through July 31, 2012. On July 31, 2012, the Company extended the Credit Facility though October 31, 2012. On October 31, 2012, the Company extended the Credit Facility through December 31, 2013. Under the Credit Facility, base rate borrowings bear interest at LIBOR (0.204% at March 31, 2013, and 0.246% at June 30, 2012) plus 5.50%, subject to a floor. The Company incurs unused line, average usage and other fees related to the Credit Facility. The Credit Facility is secured by all of the assets of the Company. Under the Credit Facility, the Company is required to satisfy several financial covenants, including maintaining a minimum level of stockholders’ equity, a maximum level of leverage and minimum asset coverage and earnings. In addition, the Company is required to comply with other general covenants, including with respect to indebtedness, liens, restricted payments and mergers and consolidations.  At March 31, 2013 and June 30, 2012, the Company had outstanding borrowings of $22,797,755 and $18,544,660, respectively, under the Credit Facility, which is included in the Consolidated Statement of Assets and Liabilities.

Distribution Notes

On August 31, 2010, the Company entered into multiple senior unsecured notes (the “Distribution Notes”).  The Distribution Notes consist of $3,404,583 in senior unsecured notes, which bear interest at a rate of 8% per annum, payable quarterly in cash, and will mature in February 2014. The Distribution Notes are callable by the Company at any time, in whole or in part, at a price of 100% of their principal amount, plus accrued and unpaid interest. The Distribution Notes subject Full Circle Capital to customary covenants, including, among other things, a restriction on incurring any debt on a junior lien basis, or any debt that is contractually subordinated in right of payment to any other debt unless it is also subordinated to the Distribution Notes on substantially identical terms. The agreement under which the Distribution Notes were issued contains customary events of default. At March 31, 2013 and June 30, 2012, the Company had a balance of $3,404,583 on the Distribution Notes, which is included in the Consolidated Statement of Assets and Liabilities.

Note 9. Fair Value Measurements

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with Accounting Standards Codification (“ASC”) Topic 820 Fair Value Measurements and Disclosures (“ASC 820”).  See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of March 31, 2013 and June 30, 2012, respectively:

As of March 31, 2013 (Unaudited)

	Level 1	Level 2	Level 3	Total
Assets

Senior and Subordinated Loans, at fair value	$-	$-	$81,607,749	$81,607,749

US Treasury Securities, at fair value (1)	14,999,956	-	-	14,999,956

Investments in private companies, at fair value	-	-	6,207,345	6,207,345

Investments in securities, at fair value	-	-	326,817	326,817
	$14,999,956	$-	$88,141,911	$103,141,867

 As of June 30, 2012 (Audited)

	Level 1	Level 2	Level 3	Total
Assets

Senior and Subordinated Loans, at fair value	$-	$-	$70,970,152	$70,970,152

US Treasury Securities, at fair value (1)	22,499,881	-	-	22,499,881

Investments in private companies, at fair value	-	-	1,376,737	1,376,737
	$22,499,881	$-	$72,346,889	$94,846,770

(1) U.S. Treasury Securities were purchased and temporarily held in connection with compliance with RIC diversification requirements under Subchapter M of the Code.

During the nine months ended March 31, 2013 and the year ended June 30, 2012, there were no transfers in or out of levels.

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

Changes in Level 3 assets measured at fair value for the nine months ended March 31, 2013 and for the year ended June 30, 2012 are as follows:

	Nine months ended March 31, 2013 (Unaudited)
							Change in
							Unrealized
	Beginning	Accretion of				Ending	Gains (Losses) for Investments
	Balance	Original	Realized &		Sales	Balance	still held at
	July 1,	Issue	Unrealized		And	March 31,	March 31,
	2012	Discount	Gains (Losses)	Purchases	Settlements	2013	2013
Assets

Senior and Subordinated Loans, at fair value	$70,970,152	$241,610	$(3,029,970)	$58,781,479	$(45,355,522)	$81,607,749	$(2,388,321)

Investments in private companies, at fair value	1,376,737	-	980,608	3,850,000	-	6,207,345	655,415

Investments in securities, at fair value	-	-	(19,238)	346,055	-	326,817	(233,215)
	$72,346,889	$241,610	$(2,068,600)	$62,977,534	$(45,355,522)	$88,141,911	$(1,966,121)

	Year ended June 30, 2012 (Audited)
							Change in
							Unrealized
	Beginning	Accretion of				Ending	Gains (Losses) for Investments
	Balance	Original	Realized &		Sales	Balance	still held at
	July 1,	Issue	Unrealized		And	June 30,	June 30,
	2011	Discount	Gains (Losses)	Purchases	Settlements	2012	2012
Assets

Senior and Subordinated Loans, at fair value	$55,537,458	$523,307	$(2,407,353)	$55,031,538	$(37,714,798)	$70,970,152	$(2,976,991)

Investments in private companies, at fair value	1,197,384	-	488,939	140,414	(450,000)	1,376,737	791,672

Investments in securities, at fair value	59,561	-	(236,331)	176,770	-	-	(236,331)
	$56,794,403	$523,307	$(2,154,745)	$55,348,722	$(38,164,798)	$72,346,889	$(2,421,650)

Realized and unrealized gains and losses are included in net realized gain (loss) on investments and net change in unrealized gain (loss) on investments in the consolidated statements of operations.  The change in unrealized losses for Level 3 investments still held at March 31, 2013 of $1,966,121 is included in net change in net unrealized loss on investments in the consolidated statement of operations for the nine months ended March 31, 2013.

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2013:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)

Secured debt	$79,811,469	Discounted cash flows (income approach)	Discount Rate	2.00% - 35.00% (14.51%)

Equity	5,944,588	Market comparable companies (market approach)	EBITDA multiple	2.80 - 7.50 (4.86)

Debt or Equity subject to liquidation	2,385,854	Liquidation Value	Asset Value	N/A

Total investments	$88,141,911

(1)	The average values were determined using the weighted average of the fair value of the investments in each investment category.

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

The value of a warrant has two components: time value and intrinsic value.  A warrant has a limited life and expires on a certain date.  As a warrant’s expiration date approaches, the time value of the warrant will decline.  In addition, if the stock underlying the warrant declines in price, the intrinsic value of an “in the money” warrant will decline.  Further, if the price of the stock underlying the warrant does not exceed the strike price of the warrant on the expiration date, the warrant will expire worthless.  As a result, there is the potential for the entire value of an investment in a warrant to be lost.

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

Volume of Derivative Activities

At March 31, 2013, the notional amounts and number of warrants, categorized by primary underlying risk, are as follows:

	Long Exposure		Short Exposure
	Notional	Number of	Notional	Number of
	Amounts	Warrants	Amounts	Warrants
Primary Underlying Risk
Equity Price Warrants (a),(b)	$371,817	222,181	$1,850,512	1

(a)	Notional amounts presented for warrants are based on the fair value of the underlying shares as if the warrants were exercised at March 31, 2013.
(b)	The written warrant is on 360 of the Company’s 720 limited liability company interests in New Media West, LLC and has a strike price of $3,000,000, which increases over time to $3,500,000. This warrant expires on December 18, 2019.

Note 11. Subsequent Events

Dividend

On May 3, 2013, the Board of Directors declared monthly dividends of $0.077, $0.077 and $0.077 per share payable on August 15, 2013 for holders of record at July 31, 2013, September 13, 2013 for holders of record at August 30, 2013 and October 15, 2013 for holders of record at September 30, 2013.

Recent Portfolio Activity

On April 15, 2013, the Company funded $1.4 million of a $1.7 million senior secured credit facility to Takoda Resources, Inc., a provider of seismic data acquisition services in Canada. The senior secured note bears interest at 16.00% and has a final maturity date of April 1, 2016.

On May 1, 2013, the Company extended the maturity of the senior secured loan to Attention Transit Advertising Systems, Inc. through September 30, 2016.

Note 12. Selected Quarterly Financial Data (Unaudited)

	Total Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)
September 30, 2010	$867,582	$0.42	$306,783	$0.15	$(99,791)	$(0.05)	$206,992	$0.10
December 31, 2010	2,678,197	0.43	1,495,125	0.24	(137,707)	(0.02)	1,357,418	0.22
March 31, 2011	2,305,423	0.37	1,361,635	0.22	(799,361)	(0.13)	562,274	0.09
June 30, 2011	2,108,426	0.34	1,170,836	0.19	(415,206)	(0.07)	755,630	0.12
September 30, 2011	2,558,243	0.41	1,544,342	0.25	54,991	0.01	1,599,333	0.26
December 31, 2011	2,398,665	0.39	1,098,640	0.18	(846,099)	(0.14)	252,541	0.04
March 31, 2012	2,388,960	0.38	1,118,574	0.18	405,240	0.07	1,523,814	0.25
June 30, 2012	2,481,143	0.40	1,071,947	0.17	(1,769,463)	(0.28)	(697,516)	(0.11)
September 30, 2012	2,773,303	0.45	1,238,245	0.20	(343,354)	(0.06)	894,891	0.14
December 31, 2012	3,099,599	0.46	1,465,650	0.22	(1,893,852)	(0.28)	(428,202)	(0.06)
March 31, 2013	2,843,041	0.38	1,312,164	0.18	168,654	0.02	1,480,818	0.20

(1)	Per share amounts are calculated using weighted average shares outstanding during the period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our investments generally range in size from $3 million to $10 million; however, we may make larger or smaller investments from time to time on an opportunistic basis. We focus primarily on senior secured loans and “stretch” senior secured loans, also referred to as “unitranche” loans, which combine characteristics of traditional first-lien senior secured loans and second-lien or subordinated loans. We believe that having a first lien, senior secured position provides us with greater control and security in the primary collateral of a borrower and helps to mitigate risk against loss of principal should a borrower default. Our stretch senior secured loans typically possess a greater advance rate against the borrower’s assets and cash flow, and accordingly carry a higher interest rate and/or greater equity participation, than traditional senior secured loans. This stretch senior secured loan instrument can provide borrowers with a more efficient and desirable solution than a senior bank line combined with a separate second lien or mezzanine loan obtained from another source. We also may invest in mezzanine, subordinated or unsecured loans. In addition, we may acquire equity or equity related interests from a borrower along with our debt investment. We attempt to protect against risk of loss on our debt investments by securing our loans against a significant level of tangible or intangible assets of our borrowers, which may include accounts receivable and contracts for services, and obtaining a favorable loan-to-value ratio, and in many cases, securing other financial protections or credit enhancements, such as personal guarantees from the principals of our borrowers, make well agreements and other forms of collateral, rather than lending predominantly against anticipated cash flows of our borrowers. We believe this allows us more options and greater likelihood of repayment from refinancing, asset sales of our borrowers and/or amortization.

We generally seek to invest in smaller and lower middle-market companies in areas that we believe have been historically under-serviced, especially during and after the 2008/2009 credit crisis. These areas include industries that are outside the focus of mainstream institutions or investors due to required industry-specific knowledge or are too small to attract interest from larger investment funds or other financial institutions. Because we believe there are fewer banks and specialty finance companies focused on lending to these smaller and lower middle-market companies, we believe we can negotiate more favorable terms on our debt investments in these companies than those that would be available for debt investments in comparable larger, more mainstream borrowers. Such favorable terms may include higher debt yields, lower leverage levels, more significant covenant protection and/or greater equity grants than typical of other transactions. We generally seek to avoid competing directly with other capital providers with respect to specific transactions in order to avoid the less favorable terms we believe are typically associated with such competitive bidding processes.

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

Basis of Consolidation

Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our financial statements include our accounts and the accounts of Full Circle West, Inc., FC New Media Inc., TransAmerican Asset Servicing Group, Inc., and FC New Specialty Foods, Inc., our only wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Fair Value

The Company’s assets measured at fair value on a recurring basis subject to the requirement of ASC 820 at March 31, 2013 and June 30, 2012, were as follows:

As of March 31, 2013 (Unaudited)

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$-	$-	$81,607,749	$81,607,749
US Treasury Securities, at fair value (1)	14,999,956	-	-	14,999,956
Investments in private companies, at fair value	-	-	6,207,345	6,207,345
Investments in securities, at fair value	-	-	326,817	326,817
	$14,999,956	$-	$88,141,911	$103,141,867

As of June 30, 2012 (Audited)

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$-	$-	$70,970,152	$70,970,152
US Treasury Securities, at fair value (1)	22,499,881	-	-	22,499,881
Investments in private companies, at fair value	-	-	1,376,737	1,376,737
	$22,499,881	$-	$72,346,889	$94,846,770

(1) U.S. Treasury Securities were purchased and temporarily held in connection with compliance with RIC diversification requirements under Subchapter M of the Code.

During the nine months ended March 31, 2013 and the year ended June 30, 2012, there were no transfers in or out of levels.

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

Current Market Conditions and Market Opportunity

We believe that the current credit environment provides favorable opportunities to achieve attractive risk-adjusted returns on the types of senior secured loans and other investments we target. In particular, we believe that, despite an overall fall off in loan demand due to current economic conditions, demand for financing from smaller to lower middle-market companies is largely outpacing the availability of lenders that have traditionally served this market. We believe that bank consolidations, the failure of a number of alternative lending vehicles due to poor underwriting practices and an overall tightening of underwriting standards has significantly reduced the number and activity level of potential lenders.

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

Time Period	Acquisitions (1) (dollars in millions)	Dispositions (2) (dollars in millions)		Weighted Average Interest Rate of Portfolio at End of Period
Legacy Portfolio Acquisition (August 31, 2010)	$72.3	$	N/A	12.10%
August 31, 2010 through September 30, 2010	0.4		1.4	12.16%
October 1, 2010 through December 31, 2010	3.7		10.1	12.09%
January 1, 2011 through March 31, 2011	4.0		19.9	12.39%
April 1, 2011 through June 30, 2011	9.6		1.2	12.68%
July 1, 2011 through September 30, 2011	27.7		15.9	12.89%
October 1, 2011 through December 31, 2011	5.9		9.4	13.04%
January 1, 2012 through March 31, 2012	6.7		5.7	12.98%
April 1, 2012 through June 30, 2012	15.0		7.1	12.93%
July 1, 2012 through September 30, 2012	11.4		8.1	12.84%
October 1, 2012 through December 31, 2012	29.1		25.1	12.55%
January 1, 2013 through March 31, 2013	22.4		12.1	12.69%
Since inception	$208.2		$116.0	N/A

(1)	Includes new deals, additional fundings (inclusive of those on revolving credit facilities), refinancings and payment in kind “PIK” interest

(2)	Includes scheduled principal payments, prepayments, sales and repayments (inclusive of those on revolving credit facilities)

Portfolio Activity for the Nine Months Ended March 31, 2013

The primary investment activities for the nine months ended March 31, 2013, were fundings and repayments under the revolving credit facilities and the funding of the following loan facilities:

•	On September 7, 2012 the Company originated a $3,250,000 credit facility, comprised of a $1,000,000 senior secured term loan and a $2,250,000 senior secured revolving credit facility, both bearing interest at LIBOR plus 12.25% to Global Energy Efficiency Holdings Inc. (“GEE”). GEE provides energy efficiency products, installation and maintenance services to small and medium sized businesses in multiple food sales and service industries.
•	On September 27, 2012, the Company funded an additional $600,000 to iMedX, Inc. as part of the Company’s existing senior secured term loan.
•	On December 19, 2012, Ygnition Networks, Inc. (“Ygnition”) entered into transactions which involved the sale of substantially all of its assets to Access Media 3, Inc. (“Access Media 3”) and to New Media West, LLC (“New Media West”), an affiliate of the Company and of Access Media 3. Pursuant to this transaction the Company, in exchange for its secured interest in the Ygnition assets, received: (i) an equity interest in New Media West, valued at $3.60 million, (ii) a $5.80 million five year note due from New Media West bearing interest at 9%, and (iii) cash consideration from Access Media 3 valued at $0.40 million. Such amounts are subject to final purchase price adjustments. At December 19, 2012, immediately prior to these transactions, the Company had $13.00 million of debt outstanding to Ygnition, held at approximately $12.05 million. As a result of the transaction, the Company recognized a loss of $2.25 million, comprised of a realized loss of $3.20 million on the disposition of the Ygnition debt and the reversal of a previously unrealized loss of $0.95 million.
•	On December 28, 2012, the Company funded $3,900,000 to SOLEX Fine Foods, LLC and Catsmo, LLC, as co-borrower, as a first out participation under a $5,600,000 senior secured term loan bearing interest of LIBOR plus 12.25% and maturing December 28, 2016. The Company also purchased $250,000 of common equity units as part of the transaction. SOLEX Fine Foods, LLC and Catsmo, LLC are providers of specialty foods in New York City and the surrounding areas.
•	On January 31, 2013, the senior secured credit facility with The Selling Source, LLC, an information and data services company was paid off at par value of $2,017,700. On February 1, 2013, the Company funded $4,000,000 in a new senior secured credit facility with The Selling Source, LLC.
•	During February 2013, the senior secured credit facility with European Evaluators, LLC, an art dealer, was paid off at par value of $615,000.
•	On March 28, 2013, the Company funded $5,500,000 of a $6,000,000 senior secured credit facility to Modular Process Control, LLC, an energy efficiency services firm focused on energy efficiency solutions for industrial companies.
•	On March 31, 2013, the Company entered into a $4,385,000 senior secured credit facility with Pristine Environments, Inc., which provides building cleaning and maintenance services to large commercial and government clients.

The following is a reconciliation of the investment portfolio for the nine months ended March 31, 2013, and for the year ended June 30, 2012:

	Nine Months Ended March 31, 2013	Year Ended June 30, 2012
Beginning Investment Portfolio	$94,846,770	$82,794,117
Portfolio Investments Acquired	62,977,534	55,279,880
Treasury and Money Market Purchases (1)	62,001,462	120,000,601
Amortization of fixed income premiums and discounts	240,175	522,732
Portfolio Investments Repaid	(45,355,522)	(38,164,798)
Sales of Treasury and Money Market securities (1)	(69,500,000)	(123,499,273)
Payment in Kind	-	68,842
Net Unrealized Appreciation (Depreciation)	1,978,556	(1,979,965)
Net Realized Losses	(4,047,108)	(175,366)
Ending Investment Portfolio	$103,141,867	$94,846,770

(1) U.S. Treasury Securities were purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

During the nine months ended March 31, 2013, we recorded net unrealized appreciation of $1,978,556. This consisted of $792,186 of net unrealized appreciation on debt investments and $1,186,370 of net unrealized appreciation on equity investments.

Portfolio Classifications

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2013, and June 30, 2012, excluding United States Treasury Bills of approximately $15.0 million and $22.5 million, respectively:

	March 31, 2013 (Unaudited)		June 30, 2012 (Audited)
	Investments at		Investments at
	Fair Value (dollars in millions)	Percentage of Total Portfolio	Fair Value (dollars in millions)	Percentage of Total Portfolio
Senior Secured Loans	$78.5	89.2%	$67.5	93.3%
Subordinated Secured Loans	3.1	3.5	3.4	4.8
Limited Liability Company Interests	6.2	7.0	1.4	1.9
Warrants	0.3	0.3	-	-
Total	$88.1	100.0%	$72.3	100.0%

At March 31, 2013, the nineteen borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 54% (i.e., each $54 of loan value outstanding is secured by $100 of collateral value).

At June 30, 2012, the sixteen borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 62% (i.e., each $62 of loan value outstanding is secured by $100 of collateral value).

 The following table shows the fair value of our portfolio of investments by industry, as of March 31, 2013, and June 30, 2012, excluding United States Treasury Bills of approximately $15.0 million and $22.5 million, respectively:

	March 31, 2013 (Unaudited)		June 30, 2012 (Audited)
	Investments at		Investments at
	Fair Value (dollars in millions)	Percentage of Total Portfolio	Fair Value (dollars in millions)	Percentage of Total Portfolio
Cable TV / Broadband Services	$16.1	18.1%	$17.7	24.5%
Energy Efficiency Services	8.5	9.7	-	-
Consumer Financing	7.8	8.9	6.8	9.4
Munitions	5.9	6.7	4.9	6.8
Radio Broadcasting	5.8	6.6	6.3	8.7
Medical Transcription Services	5.0	5.7	4.1	5.6
Staffing Services	5.0	5.7	5.0	6.9
Aerospace Parts Plating and Finishing	5.0	5.6	4.9	6.8
Information and Data Services	4.2	4.8	3.5	4.9
Building Cleaning and Maintenance Services	4.2	4.7	-	-
Food Distributors and Wholesalers	3.9	4.5	-	-
Industrial Metal Treatings	3.8	4.3	3.9	5.4
Healthcare Services	3.5	4.0	3.5	4.8
Real Estate Management Services	3.2	3.6	4.1	5.7
Equipment Rental Services	2.3	2.7	3.1	4.4
Outdoor Advertising Services	2.1	2.4	1.9	2.6
Asset Recovery Services	1.8	2.0	2.0	2.7
Art Dealers	-	-	0.6	0.8
Total	$88.1	100.0%	$72.3	100.0%

Portfolio Grading

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of March 31, 2013, our portfolio had a weighted average grade of 3.15, based upon the fair value of the debt investments in the portfolio, excluding United States Treasury Bills of approximately $15.0 million. Equity securities are not graded. This was a decline of 0.15 from the weighted average grade of 3.30 at June 30, 2012.

At March 31, 2013, our debt investment portfolio was graded as follows:

	March 31, 2013
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$3,202,800	3.63%
2	The portfolio company is performing above expectations and the risk profile is generally favorable.	1,444,536	1.64
3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	57,026,375	64.70
4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable.	19,934,038	22.62
5	The investment is performing well below expectations and the par value is not anticipated to be repaid in full.	-	-
		$81,607,749	92.59%
36

At June 30, 2012, our debt investment portfolio was graded as follows:

	June 30, 2012
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$-	-%
2	The portfolio company is performing above expectations and the risk profile is generally favorable.	6,788,625	9.38
3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	44,638,741	61.70
4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable.	17,583,423	24.31
5	The investment is performing well below expectations and is not anticipated to be repaid in full.	1,959,363	2.71
		$70,970,152	98.10%

We expect that a portion of our investments will be in grades 4 or 5 from time to time, and, as such, we will be required to work with portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 4 or 5 may fluctuate from period to period.

Results of Operations

Comparison of the three months ended March 31, 2013 and 2012

Total Investment Income

Total investment income includes interest and dividend income on our investments and other income, which is comprised entirely of fee income for the three months ended March 31, 2013. Fee income consists principally of administrative fees, prepayment fees, structuring fees and unused line fees.

Total investment income for the three months ended March 31, 2013, was $2,843,041. This amount consisted of $2,440,436 of interest income from portfolio investments (which included no PIK interest), $80,178 of dividend income and $322,427 of fee income. Dividend income was solely earned from our equity investment in The Finance Company, LLC.

Total investment income for the three months ended March 31, 2012, was $2,388,960. This amount consisted of $2,168,490 of interest income from portfolio investments (which included no PIK interest), $55,393 of dividend income and $165,077 of fee income. Dividend income was solely earned from our equity investment in The Finance Company, LLC.

The increase in interest income for the three months ended March 31, 2013 relative to the same time period in 2012 was primarily due to growth in the size of our portfolio. The increase in dividend income for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily due to increased distributions related to the Company’s investment in The Finance Company, LLC. The increase in fee income, which can fluctuate, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily a result of fees earned from the origination of two new investments during the quarter: Modular Process Control, LLC, and Pristine Environments, Inc.

Expenses

Gross and net operating expenses for the three months ended March 31, 2013, were $1,530,877.

Gross and net operating expenses for the three months ended March 31, 2012, were $1,270,386.

The increase in our net operating expenses for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 is primarily due to the increase in management and incentive fees earned and increased interest expense from greater utilization of our Line of Credit to fund portfolio growth.

Net Investment Income (Loss)

Net investment income for the three months ended March 31, 2013, was $1,312,164. Net investment income per share was $0.18 for the period.

Net investment income for the three months ended March 31, 2012, was $1,118,574. Net investment income per share was $0.18 for the period.

The increase in net investment income for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily due to higher fee income, which can fluctuate, as the Company earned greater structuring fees during the three months ended March 31, 2013 as compared to the same period in 2012 and to increased interest income as the Company had greater portfolio assets outstanding as compared to the same period in 2012. Such amounts were offset by increased interest expense and management and incentive fees resulting from greater outstanding borrowings, a larger portfolio and greater pre-incentive fee net investment income during the period.

Realized Gain (Loss) on Investments

Realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. During the three months ended March 31, 2013, we recorded no realized gain or loss.

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

Change in unrealized gain on investments was $168,654, or $0.02 per share, for the three months ended March 31, 2013. The change in unrealized appreciation is, primarily due to the appreciation of our senior secured loan in ProGrade Ammo Group LLC. The overall change in unrealized gain consisted of $40,717 of net unrealized depreciation on debt investments and $209,371 of net unrealized appreciation on equity investments, primarily resulting from unrealized appreciation on our holding in the Finance Company, LLC.

Net change in unrealized gain on investments was $404,773, or $0.07 per share, for the three months ended March 31, 2012. This consisted of $133,015 of net unrealized appreciation on debt investments and $271,758 of net unrealized appreciation on equity investments.

The decrease in change in unrealized gain on investments for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was due to the items discussed above.

Comparison of the nine months ended March 31, 2013 and 2012

Total Investment Income

Total investment income includes interest and dividend income on our investments and other income, which is comprised entirely of fee income for the nine months ended March 31, 2013. Fee income consists principally of administrative fees, prepayment fees, structuring fees and unused line fees.

Total investment income for the nine months ended March 31, 2013, was $8,715,943. This amount consisted of $7,593,583 of interest income from portfolio investments (which included no PIK interest), $186,768 of dividend income and $935,592 of fee income.

Total investment income for the nine months ended March 31, 2012, was $7,345,868. This amount consisted of $6,588,040 of interest income from portfolio investments (which included $68,482 of PIK interest), $57,216 of dividend income and $700,612 of fee income.

The increase in dividend income for the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012 was primarily due to the Company’s equity investment in The Finance Company, LLC. The increase in total investment income for the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012 was primarily a result of increased interest income as the Company had greater portfolio assets outstanding as compared to the same period in 2012.

Expenses

Gross and net operating expenses for the nine months ended March 31, 2013, were $4,699,884.

Gross operating expenses for the nine months ended March 31, 2012, were $3,898,104.  Net operating expenses (offset by the waived portion of the base management fee and the accrual for the expense reimbursement) for the nine months ended March 31, 2012, were $3,584,312.

The increase in our net operating expenses for the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012 is primarily due to the expiration of the Expense Reimbursement Agreement and Management Fee waiver, which resulted in increased net operating expenses. Additionally, we incurred increased interest expense and increased management and incentive fees resulting from the Company having a larger portfolio and higher interest and net investment income during the period.

Net Investment Income (Loss)

Net investment income for the nine months ended March 31, 2013, was $4,016,059. Net investment income per share was $0.59 for the period.

Net investment income for the nine months ended March 31, 2012, was $3,761,556. Net investment income per share was $0.61 for the period.

The increase in net investment income for the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012 was primarily due to the increase in interest income during the nine months ended March 31, 2013 as compared to the same period in 2012 offset by increased interest expense and management and incentive fees resulting from the Company having a larger portfolio and higher interest and pre-incentive fee net investment income during the period.

Realized Gain (Loss) on Investments

Realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs.

During the nine months ended March 31, 2013, we recorded a realized loss of $4,047,108 primarily in connection with the disposition of our investment in Ygnition, as described below, and the conversion of our senior secured loan in Equisearch Acquisition, Inc. to a senior secured term loan in TransAmerican Asset Servicing Group, LLC upon the finalization of the Equisearch Acquisition, Inc.’s bankruptcy proceedings. Realized loss per share for the period was $0.59.

In December 2012, the Company recognized a loss of $2.25 million on Ygnition, comprised of a realized loss of $3.20 million on the disposition of the Ygnition debt and the reversal of a previously unrealized loss of $0.95 million.  See prior discussion in “—Portfolio Activity for the Nine Months Ended March 31, 2013” for further discussion of this transaction.

During the nine months ended March 31, 2012, we recorded a realized gain of $127,039 primarily in connection with the repayment of a portion of our interests in West World Media, LLC. Realized gain per share for the period was $0.02.

The decrease in realized gains for the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012 was due to the items discussed above.

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

Change in Unrealized Gain (Loss) on Investments

Change in unrealized gain (loss) on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. Change in unrealized gain on investments per share was $0.29 for the nine months ended March 31, 2013.

During the nine months ended March 31, 2013, we recorded net unrealized appreciation of $1,978,556. This consisted of $792,186 of net unrealized appreciation on debt investments, primarily in connection with the disposition of our investment in Ygnition Networks, Inc., as described below, and the conversion of our senior secured loan in Equisearch Acquisition, Inc. to a senior secured term loan in TransAmerican Asset Servicing Group, LLC upon the finalization of Equisearch Acquisition, Inc.’s bankruptcy proceedings. Additionally we recorded $1,186,370 of net unrealized appreciation on equity investments.

The Company recognized a loss of $2.25 million on Ygnition, comprised of a realized loss of $3.20 million on the disposition of the Ygnition debt and the reversal of a previously unrealized loss of $0.95 million.  See prior discussion in “—Portfolio Activity for the Nine Months Ended March 31, 2013” for further discussion of this transaction.

Change in unrealized loss on investments per share was $0.08 for the nine months ended March 31, 2012. During the nine months ended March 31, 2012, we recorded net unrealized depreciation of $512,907. This consisted of $887,692 of net unrealized depreciation on debt investments offset by $374,785 of net unrealized appreciation on equity investments.

The movement in Change in unrealized gain (loss) on investments for the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012 was primarily due to the increase in fair value of certain of the Company’s equity and debt investments as well as the items discussed above.

Liquidity and Capital Resources

At March 31, 2013, we had investments in debt securities of 19 companies, totaling approximately $81.6 million in fair value, and equity investments in 11 companies, totaling approximately $6.5 million in fair value.

Cash used in operating activities for the nine months ended March 31, 2013, consisting primarily of purchases, sales and repayments of investments and the items described in "Results of Operations," was approximately $6.6 million, reflecting the purchases and repayments of investments, income resulting from operations, offset by non-cash income related to OID income, changes in working capital and accrued interest receivable. Net cash used in purchases and sales of investments was approximately $17.6 million, reflecting net additional investments in securities of $63.0 million, offset by principal repayments of $45.4 million. At March 31, 2013, we had a $4.1 million payable related to our investment in Pristine Environments, Inc, which is included in the Consolidated Statement of Assets and Liabilities. Such amounts are not inclusive of our purchase of United States Treasury Bills or Money Market Funds.

Immediately prior to the Full Circle Portfolio Acquisition, Full Circle Capital entered into the Credit Facility, a secured revolving credit facility with First Capital. The facility size is $35 million and, as amended, expires on December 31, 2013. Under the agreement, base rate borrowings bear interest at LIBOR plus 5.50%. As of March 31, 2013, we had $22.8 million outstanding borrowings under the Credit Facility.

As of March 31, 2013, we had Distribution Notes outstanding of approximately $3.4 million. These senior unsecured notes bear interest at a rate of 8.0% per annum, payable quarterly in cash, and mature on February 28, 2014.

As of March 31, 2013, we held approximately $0.5 million in cash and did not have any cash equivalents in our investment portfolio.

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

Contractual Obligations

Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility (1)	$22.8	$22.8	$—	$—	$—
Distribution Notes	3.4	3.4	—	—	—
Total	$26.2	$26.2	$—	$—	$—

(1) At March 31, 2013, $12.2 million remained unused under the Credit Facility.

In addition to the contractual obligations set forth above, we have certain obligations with respect to the investment advisory and administration services we receive. See “Overview”. We incurred $2,043,311 for investment advisory services and $624,803 for administrative services for the nine months ended March 31, 2013.

As of March 31, 2013, we had approximately $6.7 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Borrowings

Secured Revolving Credit Facility. Immediately prior to the Full Circle Portfolio Acquisition, Full Circle Capital entered into the Credit Facility, a secured revolving credit facility with First Capital. The facility size is $35 million and, as amended, expires on December 31, 2013. Under the agreement, base rate borrowings bear interest at one-month LIBOR plus 5.50%, subject to a floor. We incur unused line, average usage, and other fees related to the Credit Facility. The Credit Facility is secured by all of our assets. Under the Credit Facility we are required to satisfy several financial covenants, including maintaining a minimum level of net assets, a maximum level of leverage and minimum asset coverage and earnings. In addition, we are required to comply with other general covenants, including with respect to indebtedness, liens, restricted payments and mergers and consolidations.

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

Distributions

In order to qualify as a regulated investment company and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. To the extent our earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a tax return of capital to our stockholders. For tax purposes, the Company expects that dividends for the fiscal year ended June 30, 2013 will be funded primarily from net investment income. However, for the three months ended March 31, 2013, for financial reporting purposes, the Company had net investment income of approximately $0.18 per share, compared to distributions to stockholders of $0.231 per share during the period; for the nine months ended March 31, 2013, the Company had net investment income of approximately $0.59 per share, compared to aggregate distributions to stockholders of approximately $0.693 per share during the period. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. The tax character of distributions will be determined at the end of the taxable year. However, if the character of our distributions for the fiscal year ended June 30, 2013 were determined as of March 31, 2013, a portion of the distributions for 2013 would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes. Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that the source of any distribution is our taxable ordinary income or capital gains. The specific tax characteristics of our distributions will be reported to stockholders after the end of the taxable year.

The following table lists the cash distributions, including dividends and returns of capital, if any, per share that we have declared since our formation on April 16, 2010. The table is divided by fiscal year according to record date.

Date Declared	Record Date	Payment Date	Amount

Fiscal 2011:
July 21, 2010	September 30, 2010	October 15, 2010	$0.076	(1)
November 5, 2010	December 31, 2010	January 14, 2011	0.225
February 4, 2011	March 31, 2011	April 15, 2011	0.225
May 6, 2011	June 30, 2011	July 15, 2011	0.225
Total (2011)			$0.751
Fiscal 2012:
June 28, 2011	July 29, 2011	August 15, 2011	$0.075	(2)
June 28, 2011	August 31, 2011	September 15, 2011	0.075
June 28, 2011	September 30, 2011	October 14, 2011	0.075
September 8, 2011	October 31, 2011	November 15, 2011	0.077
September 8, 2011	November 30, 2011	December 15, 2011	0.077
September 8, 2011	December 30, 2011	January 13, 2012	0.077
November 7, 2011	January 31, 2012	February 15, 2012	0.077
November 7, 2011	February 29, 2012	March 15, 2012	0.077
November 7, 2011	March 30, 2012	April 13, 2012	0.077
February 3, 2012	April 30, 2012	May 15, 2012	0.077
February 3, 2012	May 31, 2012	June 15, 2012	0.077
February 3, 2012	June 29, 2012	July 13, 2012	0.077
Total (2012)			$0.918
Fiscal 2013:
May 7, 2012	July 31, 2012	August 15, 2012	$0.077
May 7, 2012	August 31, 2012	September 14, 2012	0.077
May 7, 2012	September 28, 2012	October 15, 2012	0.077
September 10, 2012	October 31, 2012	November 15, 2012	0.077
September 10, 2012	November 30, 2012	December 14, 2012	0.077
September 10, 2012	December 31, 2012	January 15, 2013	0.077
November 5, 2012	January 31, 2013	February 15, 2013	0.077
November 5, 2012	February 28, 2013	March 15, 2013	0.077
November 5, 2012	March 29, 2013	April 15, 2013	0.077
February 5, 2013	April 30, 2013	May 15, 2013	0.077
February 5, 2013	May 31, 2012	June 14, 2013	0.077
February 5, 2013	June 28, 2013	July 15, 2013	0.077
Total (2013)			$0.924
Fiscal 2014:
May 3, 2013	July 31, 2013	August 15, 2013	$0.077
May 3, 2013	August 30, 2013	September 13, 2013	0.077
May 3, 2013	September 30, 2013	October 15, 2013	0.077
Total (2014 to date)			$0.231

(1) This quarterly dividend was prorated for the number of days remaining in the third calendar quarter after our initial public offering. Our initial public offering was on August 31, 2010, and the gross amount of the prorated dividend was $0.225.

(2) From our initial public offering through the fourth fiscal quarter of 2012, we paid quarterly dividends, but in the first fiscal quarter of 2013 we began paying, and we intend to continue paying, monthly dividends to our stockholders. Our monthly dividends, if any, are determined by our Board of Directors on a quarterly basis.

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Investment Advisory Agreement with Full Circle Advisors. John E. Stuart, our Chief Executive Officer and President, is the managing member of, and has financial and controlling interests in, Full Circle Advisors.

•	We have entered into the Administration Agreement with Full Circle Service Company. Pursuant to the terms of the Administration Agreement, Full Circle Service Company provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. Mr. Stuart, our Chief Executive Officer and President, is the managing member of, and has financial and controlling interests in, Full Circle Service Company.

•	We have entered into a license agreement with Full Circle Advisors, pursuant to which Full Circle Advisors has agreed to grant us a non-exclusive, royalty-free license to use the name “Full Circle.”

•	Our Chief Financial Officer, Treasurer and Secretary, William E. Vastardis, is the President of Vastardis Fund Services, LLC (“Vastardis”). Full Circle Service Company has engaged Vastardis to provide certain administrative services to us. For the nine months ended March 31, 2013, Vastardis was paid $173,429 for services provided under the Administration Agreement and $187,500 for the services of Mr. Vastardis as the Chief Financial Officer.

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

Recent Developments

Dividend

On May 3, 2013, the Board of Directors declared monthly dividends of $0.077, $0.077 and $0.077 per share payable on August 15, 2013 for holders of record at July 31, 2013, September 13, 2013 for holders of record at August 30, 2013 and October 15, 2013 for holders of record at September 30, 2013.

Recent Portfolio Activity

On April 15, 2013, the Company funded $1.4 million of a $1.7 million senior secured credit facility to Takoda Resources, Inc., a provider of seismic data acquisition services in Canada. The senior secured note bears interest at 16.00% and has a final maturity date of April 1, 2016.

On May 1, 2013, the Company extended the maturity of the senior secured loan to Attention Transit Advertising Systems, Inc. through September 30, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2013, 3 debt investments in our portfolio were at a fixed rate, and the remaining 29 debt investments were at variable rates, representing approximately $11.1 million and $70.5 in fair value debt, respectively. The majority of our floating rate debt instruments are currently at their floor interest rate. The variable rates are based upon the Prime rate or LIBOR.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1% increase in the underlying Prime rate or LIBOR, and no other change in our portfolio as of March 31, 2013. We have also assumed $22.8 million of outstanding borrowings bearing a floating rate based upon LIBOR. Under this analysis, net investment income would increase by approximately $0.2 million annually. If we had instead assumed a 1% decrease in the underlying Prime rate or LIBOR, net investment income would decrease correspondingly by approximately $0.2 million annually. Although management believes that this analysis is indicative of our existing interest rate sensitivity at March 31, 2013, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

As of March 31, 2013, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended March 31, 2013 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of equity securities during the three months ended March 31, 2013.

Issuer Purchases of Equity Securities

For the quarter ended March 31, 2013, as a part of our dividend reinvestment plan for our common stockholders, we purchased 1,335 shares of our common stock for approximately $7.77 in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines repurchases of our common stock during the quarter ended March 31, 2013.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

January 2013	444	$7.60	—	—
February 2013	428	$7.94	—	—
March 2013	463	$7.77	—	—
Total	1,335	$7.77	—	—

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement (2)
3.2	Bylaws (1)
4.1	Form of Common Stock Certificate (1)
4.2	Form of Note Agreement for Senior Unsecured Notes (1)
4.3	Form of Senior Unsecured Note (1)
10.1	Form of Dividend Reinvestment Plan (1)
10.2	Form of Second Amended and Restated Loan and Security Agreement by and between the Registrant and FCC, LLC d/b/a First Capital (2)
10.3	Investment Advisory Agreement by and between Registrant and Full Circle Advisors, LLC (1)
10.4	Administration Agreement by and between Registrant and Full Circle Service Company, LLC (1)
10.5	Form of Indemnification Agreement by and between Registrant and each of its directors (1)
10.6	Trademark License Agreement by and between Registrant and Full Circle Advisors, LLC (1)
10.7	Form of Purchase and Sale Agreement by and between Registrant, Full Circle Partners, LP, Full Circle Fund, Ltd., Full Circle Offshore, LLC, and FCC, LLC d/b/a First Capital (2)
10.8	First Amendment to the Second Amended and Restated Loan and Security Agreement by and between the Registrant and FCC, LLC d/b/a First Capital (3)
10.9	Waiver and Second Amendment to Second Amended and Restated Loan and Security Agreement by and between the Registrant and FCC, LLC d/b/a First Capital (4)
10.10	Third Amendment to Second Amended and Restated Loan and Security Agreement, among Full Circle Capital Corporation and FCC, LLC, d/b/a First Capital (5)
10.11	Fourth Amendment to Second Amended and Restated Loan and Security Agreement, among Full Circle Capital Corporation and FCC, LLC, d/b/a First Capital (6)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-166302) filed on August 5, 2010.
(2)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File No. 333-166302) filed on August 26, 2010.
(3)	Incorporated by reference to Registrant’s current report on Form 8-K (File No. 814-00809) filed on January 27, 2012.
(4)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q (File No. 814-00809) filed on May 10, 2012.
(5)	Incorporated by reference to Registrant’s current report on Form 8-K (File No. 814-00809) filed on August 1, 2012.
(6)	Incorporated by reference to Registrant’s current report on Form 8-K (File No. 814-00809) filed on November 2, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL CIRCLE CAPITAL CORPORATION

Date: May 9, 2013	By:	/s/ John E. Stuart
John E. Stuart, Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)

Date: May 9, 2013	By:	/s/ William E. Vastardis
William E. Vastardis, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

