Form 10-K
period 2013-06-30
Full Circle Capital Corp
filed 2013-09-13
CIK 1490013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-00809

Full Circle Capital Corporation

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MARYLAND	27-2411476
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Westchester Ave., Suite S-620, Rye Brook, NY	10573
(Address of principal executive office)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:

(914) 220-6300

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share 8.25% Notes due 2020	NASDAQ Global Market NASDAQ Global Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑

The aggregate market value of common stock beneficially owned by non-affiliates of the Registrant on December 31, 2012, based on the closing price on that date of $7.43 on the NASDAQ Stock Market, was $53,169,481. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 7,569,382 shares of the Registrant’s common stock outstanding as of September 12, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

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

The Investment Adviser

We are managed by Full Circle Advisors, whose investment committee members have approximately 18 years of experience financing and investing in smaller and lower middle-market companies. Full Circle Advisors is an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Full Circle Advisors’ investment committee also presently manages Full Circle Funding, LP, a specialty lender serving smaller and lower middle-market companies. The investment committee has to date originated approximately $302 million in loans and investments in 58 distinct borrowers since inception of Full Circle Funding, LP in 2005 and through activities at Full Circle Advisors since August 2010. The existing investment funds managed by Full Circle Funding, LP, which currently consist of the Legacy Funds, have been fully committed and are no longer making investments in new opportunities. The Legacy Funds are expected to be wound down as their remaining investments mature. Full Circle Funding, LP and other affiliates of our investment adviser may manage other funds and accounts in the future.

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

Our investment adviser is controlled and led by John E. Stuart, our President and Chief Executive Officer. Mr. Stuart is assisted by Lawrence Chua and Crandall Deery, who each serve as a Vice President of Full Circle Advisors. We consider Messrs. Stuart, Chua and Deery to be Full Circle Advisors’ investment committee.

Business Strategy

Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We have adopted the following business strategies to achieve our investment objective:

•	Deliver Flexible Financing Solutions. We believe our ability to provide a broad range of flexible debt financing solutions to smaller and lower middle-market companies sets us apart from other capital providers. We offer to our portfolio companies debt financing facilities that, combined with our ability to recognize the underlying value and security of diverse types of traditional and non-traditional asset based collateral, we believe allows us to provide flexible facilities to fit the capital requirements of each borrower. We believe that our focus on providing senior secured and stretch senior loans provides a more efficient and less complicated capital structure and source of capital for borrowers. We also believe that it maximizes our control of and exposure to asset-based collateral coverage as security for our loans, thereby greatly reducing our risk of possible losses due to deterioration in a borrower’s performance.
•	Target Smaller and Lower Middle-Market Companies. We generally provide capital to our portfolio companies for growth capital, acquisition financing and refinancing of existing debt facilities. We believe our target portfolio companies are generally involved in industries or markets that are under-followed or serviced because they are either less visible to mainstream institutions or investors, or are too small or localized for larger financial institutions or larger funds, particularly those that lack the requisite industry-specific knowledge and expertise. We believe there have historically been fewer banks and finance companies focused on lending to these types of smaller and lower middle-market companies. As a result, we believe we can negotiate terms on loans to these types of companies that generally possess better risk-adjusted return profiles than terms on loans to larger, more mainstream companies. Such favorable terms may include higher debt yields, lower leverage levels, more significant covenant protection and/or greater equity grants than typical of transactions involving larger companies. We generally seek to avoid competing directly with other capital providers with respect to specific transactions in order to avoid the less favorable terms we believe are typically associated with such competitive bidding processes.

•	Target Senior Secured Lending and Structuring of Investments to Minimize Risk of Loss. We seek to structure our loan investments on a favorable LTV exposure based on underlying collateral or enterprise value with high cash yields, cash origination fees, low leverage levels and strong investment protections. We generally seek to protect against risk of loss on our debt investments by securing most of our loans against a significant level of tangible or intangible assets of our borrowers, obtaining a favorable LTV ratio or other financial protections or credit enhancements, rather than lending predominantly against anticipated cash flows of borrowers. We believe this provides us with more options and a greater likelihood of repayment from both cash flow and/or asset sales.
•	Structure Loans with Superior Security and Asset Protection. Our loan instruments and documentation focus on favorable lender protections with security over the collateral, financial and other covenants and rigorous reporting requirements on behalf of our borrowers. We monitor covenant and other loan compliance on a monthly and quarterly basis and personnel from our investment adviser will have periodic field exams performed at the borrower level. We utilize both term debt and revolving loan structures and, accordingly, often seek to maintain control of our borrowers’ cash receipts from revenues as additional security for our positions. As of June 30, 2013, we had lockbox or dominion of cash, or account control agreements, on all of the borrowers in our portfolio, as calculated by principal amount, fair value and annual revenue. In addition, we may seek credit enhancements, such as personal guarantees from a borrower’s principal owners or “make well” features to provide us with additional equity in the event of underperformance. We may also seek a pledge of stock or other assets from a borrower or its operating subsidiaries.
•	Pursue Attractive Risk Adjusted Returns. As of June 30, 2013, the weighted average annualized yield of the debt investments comprising our portfolio was approximately 12.90%, which includes a cash interest component of 100%. In the future, a component of our interest may be in the form of payment-in-kind, or “PIK,” interest. PIK interest represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term and recorded as interest income on an accrual basis to the extent such amounts are expected to be collected. For additional information regarding PIK interest and related risks, see “Risk Factors — Risks Relating to Our Business and Structure — We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.” As of June 30, 2013, 44% of our debt portfolio at fair value, consisted of debt securities and asset-based revolving lines of credit for which issuers were not required to make principal payments until the maturity of such debt securities, which could result in a substantial loss to us if such issuers are unable to refinance or repay their debt at maturity. The 32 individual debt investments, from 19 distinct borrowers, included in our portfolio averaged a LTV ratio of approximately 60% as of June 30, 2013 (i.e., each $60 of loan value outstanding is secured by $100 of collateral value). Although it is subject to fluctuation, we believe this LTV ratio, which measures the aggregate amount of our loan positions against the aggregate amount of primary collateral value pledged by our borrowers as security against our loans, reflects the relative strength of the debt investments comprising our portfolio. Finally, our debt investments are designed to have strong protections beyond repayment from cash flow and asset liquidation coverage, including default penalties, information rights, and affirmative, negative and financial covenants, such as lien protection and prohibitions against change of control. We believe this level of collateral protection helps minimize against the risk of loss, even if a loan goes into default.
•	Leveraging the Skill, Experience and Resources of Full Circle Advisors’ Investment Committee. Full Circle Advisors’ investment committee members have an average of approximately 18 years of experience financing and investing in smaller and lower middle-market companies. The investment committee members have broad investment and operational backgrounds, with prior experience at specialty finance companies, investment management firms, private equity investment funds, investment banks and other financial services companies. We believe their expertise in analyzing, valuing, structuring, negotiating, closing, monitoring and restructuring transactions should provide us with a competitive advantage by allowing us to consider customized financing solutions and non-traditional and complex structures. We believe this experience should also be valuable when we have to work with stressed and distressed credits.

•	Balanced Investing Across Industries with Expertise. While we seek to maintain a portfolio of investments that is appropriately balanced among various companies, industries, geographic regions and end markets, we focus our investing activities on certain areas that we believe maintain favorable asset coverage positions, including the media, communications and business services industries. We believe that the stable, long term asset values that may be found in many of the industries in which we invest can provide us with significant collateral protection on our loans, in contrast to taking some of the risks of repayment attendant to relying exclusively on a borrower’s current cash flows. Going forward, we intend to seek to maintain a balanced portfolio to mitigate the potential effects of negative economic events for particular companies, regions and industries.
•	Capitalize on Strong Transaction Sourcing Network. Our investment adviser’s investment committee seeks to leverage their extensive network of referral sources for investments in smaller and lower middle-market companies. We believe through their prior investment experience, the investment committee members have collectively developed a reputation in our target market and in the industries in which we invest as a responsive, efficient and reliable source of flexible financing.
•	Employ Disciplined Underwriting Policies and Rigorous Portfolio Management. We directly originate most of our investments, which, in our experience, generally allows us to pursue a more rigorous due diligence examination of the investments than if we invest as part of a lending syndicate led by others. Our investment adviser’s investment committee has developed an extensive underwriting due diligence process which includes a review of the prospects, competitive position, financial performance and industry dynamics of each potential portfolio company. In underwriting a potential borrower, they engage in a variety of quantitative and qualitative stress tests, and analyze our ability to successfully liquidate a favorable collateral package underlying a loan in the event of default. These processes continue during the portfolio monitoring process, when our investment adviser will, depending on the borrower, analyze monthly and/or quarterly financial statements versus the previous periods and year, review financial projections, conduct field examinations, meet with management, attend board meetings, review all compliance certificates and covenants and regularly assess the financial and business conditions and prospects of borrowers.

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

•	Competitive Edge and Skill Set. Our core strength of providing efficient and flexible lending solutions to smaller and lower middle-market companies requires a market approach and skill set that we believe is generally not found in larger or more localized regional lenders. We believe that the current credit environment provides favorable opportunities to achieve attractive risk adjusted returns on the types of asset-based senior secured loans we target. In particular, we believe that demand for financing from smaller to lower middle-market companies is largely outpacing the availability of lenders that have traditionally served this market. While this has traditionally been an underserved market, we believe the supply-demand imbalance of loans to smaller borrowers was exacerbated by the credit crisis in 2008/2009, and has not fully recovered. We believe that bank consolidations, the failure of a number of alternative lending vehicles due to poor underwriting practices and an overall tightening of underwriting standards has significantly reduced the number and activity level of potential lenders. Thus we believe that the current credit markets combined with certain long term trends associated with lending to smaller and lower middle-market companies provide the ideal market environment for our strategy.

The July 2013 Senior Loan Officer Opinion Survey on Bank Lending Practices reported that larger domestic banks noted stronger demand for loans during the second quarter of 2013. In the July survey, it was reported that modest fractions of domestic banks reported having eased their standards across major loan categories during the second quarter. However, bankers’ easing of standards is more popular among their larger clients than it is with smaller ones. While 20% of respondents said they were easing their standards for large and middle-market firms (annual sales of $50 million or more), only 10% of respondents said they were doing the same for small firms (defined as those with annual sales of less than $50 million) and the remaining respondents reported no change.

Regarding the costs of credit lines, 46% of respondents reported easing terms to larger borrowers, while 37% of respondents reported doing the same for small firms and the remaining respondents reported no change. Furthermore, more than 29% of respondents reported having eased covenant requirements for large clients, while just 16% reported a similar easing of standards for their smaller clients. Banks’ general reticence to loosen terms to smaller firms remains despite the fact that respondents’ answers for the outlook for asset quality, revealed in the prior survey, suggest that moderate to large fractions of banks expect improvements in credit quality in most major loan categories.

The report also stated that domestic banks indicated that demand for business loans had strengthened, and they continued to report a rise in the number of inquiries from potential business borrowers, of all sizes, regarding new or increased credit lines. At the same time, U.S. branches and agencies of foreign banks, which mainly lend to businesses, reported little change in their lending standards, while demand for their loans was reportedly stronger on net. Additionally, the report stated that a majority of domestic banks have recently reported strong demand for commercial and industrial loans due to increases in customers’ funding needs related to inventories, accounts receivable, investment in plans or equipment and mergers and acquisitions. We believe these bank lending market conditions will continue to exacerbate existing funding gaps for firms comprising our target market. Additionally, we believe our strengths include the ability to originate, underwrite and manage a more labor intensive portfolio consisting of debt investments in smaller companies, and to perform due diligence and manage portfolio activities on an ongoing basis.

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

Investments

We engage in various investment strategies in order to achieve our overall lending and investment objectives. The strategy we select depends upon, among other things, market opportunities, the skills and experience of our investment adviser’s investment committee and our overall portfolio composition. Our strategies generally seek to provide current cash yields and favorable loan-to-value ratios, or other financial guarantees or credit enhancements with respect to loan collateral. Many of our debt investments offer the opportunity to participate in a borrower’s equity performance through warrant participation, equity related success fees, direct equity ownership or otherwise, and many notes that we own require the borrower to pay an early termination fee. Collectively, these attributes have been, and are expected to be, an important contributor to the returns generated by our investment adviser’s investment committee.

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

Debt Investments

Full Circle Advisors’ investment committee tailors the terms of each debt investment to the facts and circumstances of the transaction and prospective portfolio company, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. As of June 30, 2013, our debt investments were secured by first, and in some cases second, priority liens on the assets of the portfolio company. Our primary source of return is the monthly cash interest we collect on our debt investments.

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

Invested Industries

Our portfolio contains investments in a variety of industries where some aspect of tangible or intangible asset is available for collateral protection. Our portfolio contains a number of investments in the business services industries, communications and media industries, as a result of the Legacy Portfolios’ emphasis, and the focus and prior investing experience of our investment adviser’s investment committee, in those sectors. However, these industries are not our only focus, and we seek prospective investments in other commercial and industrial sectors, including industrial manufacturing. As a result, we expect that the relative portion of our portfolio invested in the media and communications and business services industries may decrease over time.

As of June 30, 2013, approximately 41% of our portfolio consists of loans to and investments in companies involved in the broader business services industry (such as companies that provide services related to data and information, information retrieval and asset recovery, and energy efficiency services). These companies typically provide a range of services to customers and such services are generally characterized by their non-discretionary spending nature, contracts of varying length which provide recurring monthly revenues and contracts or services that can be sold or assigned to another provider upon liquidation or sale of a business.

As of June 30, 2013, approximately 18% and 9% of our portfolio consists of loans to and investments in companies involved in the communications industry (such as companies that provide digital video satellite and broadband service to multiple dwelling units) and media industry (such as outdoor advertising and radio broadcasting companies), respectively. Our investment adviser’s investment committee has extensive experience in the media and communication sectors. We believe that these sectors present significant investment opportunities that possess attractive loan attributes. These include, but are not limited to, long-term tangible and intangible assets, the ability to perfect our security interest in the collateral, relatively stable revenue and cash flow profile, the ability to foreclose on and transport the underlying collateral should we need to take control of it, and a broad market of participants to purchase or operate the business and assets in the event of foreclosure.

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

As of June 30, 2013, approximately 17% of our portfolio consists of loans to and investments in companies involved in industrial manufacturing. We believe that this sector can present significant investment opportunities that possess attractive loan attributes. These include, but are not limited to, long-term tangible assets, the ability to perfect our security interest in the collateral and attractive risk exposure when viewed on a debt to EBITDA basis.

Investment Selection

Our investment adviser’s investment committee is responsible for all aspects of our investment process. The current members of the investment committee are John Stuart, our Chief Executive Officer and President, and Lawrence Chua and Crandall Deery, who each serve as a Vice President of Full Circle Advisors. While the investment strategy involves a team approach, whereby potential transactions are screened by various members of the investment committee, Mr. Stuart must approve of all investments in order for them to proceed. The stages of our investment selection process are as follows:

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

Ongoing Relationship with Portfolio Companies

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may also receive fees for these services. Full Circle Service Company provides such managerial assistance on our behalf to portfolio companies that request this assistance. With regard to our control investments in Texas Westchester Financial, LLC, New Media West, LLC, TransAmerican Asset Servicing Group, LLC, The Finance Company, LLC, and Takoda Resources Inc., we have provided managerial assistance during the year ended June 30, 2013 for which no fees were charged. Our Chief Executive Officer and President, John Stuart, currently serves as a director of The Finance Company, LLC, New Media West, LLC and Takoda Resources Inc. Lawrence Chua, a Vice President of Full Circle Advisors, serves on the board of Takoda Resources Inc. During the year ended June 30, 2013, only Background Images, Inc. and Solex Fine Foods, LLC/Catsmo, LLC had also accepted our offer for such services, for which no fees were charged.

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

Our investment adviser monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. As of June 30, 2013, the weighted average investment rating on the fair market value of our portfolio was 3.12. In connection with our valuation process, our investment adviser reviews these investment ratings on a quarterly basis, and our Board of Directors affirms such ratings. The investment rating of a particular investment should not, however, be deemed to be a guarantee of the investment’s future performance.

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

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of our investment adviser or Board of Directors, does not represent fair value, which currently represents all of the investments in our portfolio, except for our Investments in United States Treasury Bills that we may make from item to time, shall each be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with our senior management; and (iii) independent third-party valuation firms engaged by, or on behalf of, the Board of Directors will conduct independent appraisals and review management’s preliminary valuations or make their own assessment for all material assets; (iv) the Board of Directors will discuss valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the investment adviser and, where appropriate, the respective third-party valuation firms.

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

The following is a representative list of the industries in which we have invested:

• Asset Recovery Services	• Beverages	• Cable TV/Broadband Services
• Consumer Financing	• Equipment Rental Services	• Healthcare Services
• Industrial Metal Treatings	• Information and Data Services	• Information Retrieval Services
• Outdoor Advertising Services	• Radio Broadcasting	• Geophysical Surveying and Mapping Services
• Energy Efficiency Services	• Munitions	• Food Distributors & Wholesalers
• Aerospace Parts Plating and Finishing	• Staffing Services	• Medical Transcription Services
• Building Cleaning and Maintenance Services	• Art Dealers	• Real Estate Management Services

At June 30, 2013, our portfolio was invested approximately 88.7% in senior secured loans, 3.4% in subordinated secured loans and the remaining 7.9% in limited liability companies and equity warrants.

TEN LARGEST PORTFOLIO INVESTMENTS AS OF JUNE 30, 2013

Our ten largest portfolio company investments at June 30, 2013, based on the combined fair value of the debt and equity securities we hold in each portfolio company, were as follows:

		At June 30, 2013
Portfolio Company	Industry	Cost	Fair Value	% of Net Asset Value
New Media West, LLC	Cable TV/Broadband Services	$8,679,679	$9,282,685	15.31%
MDU Communications (USA) Inc.	Cable TV/Broadband Services	6,730,000	6,583,855	10.85
The Finance Company, LLC	Consumer Financing	4,725,619	6,303,101	10.40
ProGrade Ammo Group LLC	Munitions	7,473,642	6,211,824	10.24
Modular Process Control, LLC	Energy Efficiency Services	5,941,309	6,069,246	10.01
Blackstrap Broadcasting, LLC	Radio Broadcasting	6,500,000	5,622,983	9.27
Global Energy Efficiency Holdings, Inc.	Energy Efficiency Services	5,429,890	5,560,833	9.17
iMedX, Inc.	Medical Transcription Services	5,087,170	5,242,221	8.64
Employment Plus, Inc.	Staffing Services	5,000,000	5,000,000	8.24
Coast Plating, Inc.	Aerospace Parts Plating and Finishing	4,833,401	4,824,934	7.96
Total		$60,400,710	$60,701,682	100.09%

For a description of the factors relevant to the values of the above portfolio investments for the year ended June 30, 2013, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”

Set forth below are descriptions of the ten largest portfolio investments as of June 30, 2013:

New Media West, LLC

New Media West, LLC provides digital satellite television, high speed internet, voice over IP and other information and communication services, primarily to residents living in the Southwest United States. New Media West derives revenue through the sale of subscription services to owners and residents of MDUs under long-term right of entry agreements.

MDU Communications (USA) Inc.

MDU Communications (USA) Inc. provides digital satellite television, high speed internet, voice over IP and other information and communication services, primarily to residents living in the United States. MDU Communications derives revenue through the sale of subscription services to owners and residents of MDUs under long-term right of entry agreements.

The Finance Company, LLC

The Finance Company, LLC operates under the “Cashwell” trade name. It provides consumer installment loan programs in South Carolina.

ProGrade Ammo LLC

ProGrade Ammo LLC and its affiliates, based in Montana, are manufacturers and distributors of small arms ammunition and components. ProGrade provides ammunition, accessories and components to retail outlets, ammunition manufacturers, and law enforcement agencies.

Modular Process Control, LLC

Modular Process Control, LLC, (“MPC”), based in Missouri, is a 30-year old professional engineering services company targeting the global industrial sector. MPC seeks to reduce its clients’ energy usage by optimizing operating processes and equipment, thereby replacing the need to make significant capital expenditures.

Blackstrap Broadcasting, LLC

Blackstrap Broadcasting, LLC engages in radio broadcasting activities through its ownership and operations of two AM radio stations in the New York, NY and Boston, MA markets. Blackstrap’s stations are operated on a brokered time model whereby blocks of broadcast time are sold under fixed price, multi-year contracts to independent programmers.

Global Energy Efficiency Holdings, Inc.

Global Energy Efficiency Holdings, Inc. provides energy efficiency products, installation and maintenance services to small and medium sized businesses in various food sales and service industries.

iMedX, Inc.

iMedX, Inc. is a healthcare software and services company that provides medical transcription services to the small physician practice and medical clinic markets. The company, headquartered in Shelton, Connecticut, also has operations in South Point, Ohio and three major cities in India.

Employment Plus, Inc.

Employment Plus, Inc., (“EPI”), is a human resources solutions firm headquartered in Bloomington, Indiana. Founded in 1993, EPI has grown to over 98 locations across 18 states. EPI offers both temporary and permanent staffing solutions for administrative, call center, customer service, manufacturing, industrial, assembly and warehouse positions.

Coast Plating, Inc.

Coast Plating, Inc. (“Coast”) is a provider of metal processing and metal finishing services for the aerospace and defense industries. The company’s core services include non-destructive testing, cleaning, anodizing, chemical conversions and painting. Coast is based in Gardena, California and operates another facility in Carson, California.

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

Incentive fee = 100% × “catch-up” + (20% × (pre-incentive fee net investment income – 2.1875%))

Catch-up = 2.1875% – 1.75%

= 0.4375%

Incentive fee = (100% × 0.4375%) + (20% × (2.3625% – 2.1875%))

= 0.4375% + (20% × 0.175%)

= 0.4375% + 0.035%

= 0.4725%

*	The hypothetical amount of pre-incentive fee net investment income shown is based on a percentage of total net assets.
(1)	Represents 7% annualized hurdle rate.
(2)	Represents 1.75% annualized management fee.
(3)	Excludes organizational and offering expenses.
(4)	The “catch-up” provision is intended to provide the investment adviser with an incentive fee of 20% on all of Full Circle Capital’s pre-incentive fee net investment income as if a hurdle rate did not apply when its net investment income exceeds 2.1875% in any calendar quarter.

Example 2: Capital Gains Portion of Incentive Fee:

Alternative 1:

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)
•	Year 2: Investment A sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million
•	Year 3: FMV of Investment B determined to be $25 million
•	Year 4: Investment B sold for $31 million

The capital gains portion of the incentive fee would be:

•	Year 1: None
•	Year 2: $6 million capital gains incentive fee ($30 million realized capital gains on sale of Investment A multiplied by 20%)
•	Year 3: None ($5 million (20% multiplied by ($30 million cumulative capital gains less $5 million cumulative capital depreciation)) less $6 million (previous capital gains fee paid in Year 2))
•	Year 4: $200,000 capital gains incentive fee ($6.2 million ($31 million cumulative realized capital gains multiplied by 20%) less $6 million (capital gains fee taken in Year 2))

Alternative 2:

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)
•	Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million
•	Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million
•	Year 4: FMV of Investment B determined to be $35 million
•	Year 5: Investment B sold for $20 million

The capital gains incentive fee, if any, would be:

•	Year 1: None
•	Year 2: $5 million capital gains incentive fee (20% multiplied by $25 million ($30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B))
•	Year 3: $1.4 million capital gains incentive fee(1) ($6.4 million (20% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $5 million capital gains fee received in Year 2)
•	Year 4: $0.6 million capital gains incentive fee ($7.0 million (20% multiplied by $35 million ($35 million cumulative realized capital gains)) less $6.4 million cumulative capital gains fee paid in Year 2 and Year 3)
•	Year 5: None ($5 million (20% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $7.0 million cumulative capital gains fee paid in Year 2, Year 3, and Year 4)

(1)	As illustrated in Year 3 of Alternative 1 above, if the Company were to be wound up on a date other than December 31 of any year, the Company may have paid aggregate capital gain incentive fees that are more than the amount of such fees that would be payable if the Company had been wound up on December 31 of such year.

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

Duration and Termination

Our Board of Directors initially approved the Investment Advisory Agreement on July 8, 2010 and most recently re-approved such agreement on June 24, 2013. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year to year if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not parties to such agreement or who are not “interested persons” of any such party, as such term is defined in Section 2(a)(19) of the 1940 Act. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment

Advisory Agreement may also be terminated by either party without penalty upon not more than 60 days’ written notice to the other party. See “Risk Factors — Risks Relating to Our Business and Structure — Our investment adviser has the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

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

Board Approval of the Investment Advisory Agreement

Our Board of Directors determined at a meeting held on June 24, 2013 to re-approve the Investment Advisory Agreement. In its consideration of the re-approval of the Investment Advisory Agreement, the Board of Directors focused on current, historical and projected information it had received relating to, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to us by Full Circle Advisors over the term of the Investment Advisory Agreement, including our performance relative to other business development companies during the prior year;
•	comparative data with respect to advisory fees or similar expenses currently paid by other business development companies with similar investment objectives;
•	our historical and projected operating expenses and expense ratio compared to business development companies with similar investment objectives;
•	any existing and potential sources of indirect income to Full Circle Advisors or Full Circle Service Company from their relationships with us and the profitability of those relationships, including through the Investment Advisory Agreement and the Administration Agreement;
•	information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement, including the capacity of Full Circle Advisors to handle the anticipated size and nature of our portfolio in the future;
•	the organizational capability and financial condition of Full Circle Advisors and its affiliates;
•	Full Circle Advisors’ practices regarding the selection and compensation of brokers that may execute our portfolio transactions and the brokers’ provision of brokerage and research services to Full Circle Advisors; and
•	the possibility of obtaining similar services from other third party service providers or through an internally managed structure, including both the potential benefits and relative costs and expenses involved.

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

Administration Agreement

Full Circle Service Company, a Delaware limited liability company, serves as our administrator. The principal executive offices of Full Circle Service Company are located at 800 Westchester Ave., Suite S-620, Rye Brook, New York 10573. Pursuant to an Administration Agreement most recently ratified by our Board of Directors on June 24, 2013, Full Circle Service Company furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, Full Circle Service Company also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders. In addition, Full Circle Service Company assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of Full Circle Service Company’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the compensation of our Chief Financial Officer and our allocable portion of the compensation of any administrative support staff employed by the Administrator, directly or indirectly. Under the Administration Agreement, Full Circle Service Company will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

Full Circle Service Company also may provide administrative services to our investment adviser, Full Circle Advisors. As a result, Full Circle Advisors also would reimburse Full Circle Service Company for its allocable portion of Full Circle Service Company’s overhead, including rent, the fees and expenses associated with performing compliance functions for Full Circle Advisors, and its allocable portion of the compensation of any administrative support staff. To the extent Full Circle Advisors or any of its affiliates manage other investment vehicles in the future, no portion of any administrative services provided by Full Circle Service Company to such other investment vehicles will be charged to us.

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

Additionally, we reimburse the Administrator for the fees charged for the service of Mr. Vastardis as our Chief Financial Officer, Treasurer and Secretary at an annual rate of up to $250,000. This arrangement will terminate on September 30, 2013 in connection with Michael J. Sell’s appointment as Chief Financial Officer, Treasurer and Secretary. Mr. Sell previously served as our Assistant Secretary. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments.”

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

Our day-to-day investment operations are managed by Full Circle Advisors. Full Circle Advisors’ investment committee currently consists of Messrs. Stuart, Chua and Deery, its experienced senior investment professionals. Full Circle Advisors may hire additional investment professionals, based upon its needs. See “Business — Investment Advisory Agreement.”

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

We are not generally able to sell our common stock at a price below net asset value per share. See “Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a business development company affect our ability to raise additional capital and the way in which we do so. As a business development company, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.” We may, however, sell our common stock at a price below net asset value per share (i) in connection with a rights offering to our existing stockholders, (ii) with the consent of the majority of our common stockholders, or (iii) under such other circumstances as the SEC may permit. For example, we may sell our common stock at a price below the then current net asset value of our common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve our policy and practice of making such sales. In this regard, at our most recent Annual Stockholders Meeting, our common stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of February 1, 2014 or our next Annual Stockholders Meeting. The maximum number of shares issuable below net asset value in each offering is limited to 25% of our then outstanding common stock. Any such offering is subject to approval by our Board of Directors and its determination that the price at which our common stock to be issued and sold is not less than a price which closely approximates the market value of such common stock. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

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

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our gross assets for temporary or emergency purposes without regard to asset coverage. See “Risk Factors — We borrow money, which magnifies the potential for gain or loss on amounts invested and increases the risk of investing in us.”

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

Failure to Qualify as a Regulated Investment Company

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions made in taxable years beginning before January 1, 2013 would be taxable to our stockholders as ordinary dividend income that, subject to certain limitations, may be eligible for the 15% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributes would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

Item 1A.  Risk Factors

RISK FACTORS

Investing in our common stock involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following information before making an investment in our common stock. The risks set out below are the principal risks with respect to an investment in our securities, and with respect to business development companies. They may not be the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

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

The determination of fair value and consequently, the amount of unrealized gains and losses in our portfolio, are to a certain degree, subjective and dependent on a valuation process approved by our Board of Directors. Certain factors that may be considered in determining the fair value of our investments include estimates of the collectability of the principal and interest on our debt investments and expected realization on our equity investments, as well as external events, such as private mergers, sales and acquisitions involving comparable companies. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and may be based on estimates. Our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize on one or more of our investments. As a result, investors purchasing our securities based on an overstated net asset value would pay a higher price than the value of our investments might warrant. Conversely, investors selling securities during a period in which the net asset value understates the value of our investments will receive a lower price for their securities than the value of our investments might warrant.

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

The incentive fee payable by us to Full Circle Advisors may create an incentive for Full Circle Advisors to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fee payable to our investment adviser is calculated based on a percentage of our return on invested capital. In addition, our base management fee is calculated on the basis of our gross assets, including assets acquired through the use of leverage. This may encourage our investment adviser to use leverage to increase the aggregate amount of and the return on our investments, even when it may not be appropriate to do so, and to refrain from delevering when it would otherwise be appropriate to do so. Under certain circumstances, the use of leverage may increase the Company’s likelihood of default, which would impair the value of our securities. In addition, the investment adviser will receive the incentive fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fee based on income, there will be no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, the investment adviser may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

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

In addition, if we repurchase our debt securities that are outstanding and such repurchase results in our recording a net gain on the extinguishment of debt for financial reporting and tax purposes, such net gain will be included in our pre-incentive fee net investment income for purposes of determining the income incentive fee payable to our investment adviser under the Investment Advisory Agreement.

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

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted, as a business development company, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. As of June 30, 2013, we had approximately $3.4 million principal amount of Distribution Notes outstanding, $21.1 million principal amount of 8.25% Notes due 2020 (the “Notes”) outstanding and had approximately $25.6 million outstanding under our $32.5 million senior secured credit facility (the “Credit Facility”) with Sovereign Bank, N.A. (“Sovereign Bank”), subject to borrowing base requirements. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. We borrow from and issue senior debt securities to banks, insurance companies and/or other lenders. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make dividend payments on our common stock. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our investment adviser, Full Circle Advisors, is payable based on our gross assets, including those assets acquired through the use of leverage, Full Circle Advisors has a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to Full Circle Advisors.

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

In addition, the Credit Facility, Distribution Notes and Notes impose, and any other debt facility into which we may enter would likely impose, financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. For example, the Credit Facility requires us to maintain a minimum balance sheet leverage ratio and subjects us to prepayment fees in certain circumstances.

Illustration.  The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio(1)(2)
(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(18.36)%	(11.09)%	(3.82)%	3.45%	10.72%

(1)	Assumes $88.2 million in total portfolio assets, $32.1 million in average debt outstanding, $60.6 million in net assets, and an average cost of funds of 7.22%. Actual interest payments may be different.
(2)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our June 30, 2013 total assets of at least 2.63%.

Pending legislation may allow us to incur additional leverage.

As a BDC, under the 1940 Act we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Recent legislation introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment may increase.

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

Under Maryland General Corporation Law and our charter, our Board of Directors is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to issuance of shares of each class or series, the Board of Directors will be required by Maryland law and our charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, the Board of Directors could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or otherwise be in their best interest. The cost of any such reclassification would be borne by our common stockholders. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote as a separate class from the holders of common stock on a proposal to cease operations as a business development company. In addition, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. We currently have no plans to issue preferred stock. The issuance of preferred shares convertible into shares of common stock may also reduce the net income and net asset value per share of our common stock upon conversion, provided, that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the 1940 Act, including obtaining common stockholder approval. These effects, among others, could have an adverse effect on your investment in our common stock.

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

The annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to make the required distributions, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses. Further, the illiquidity of our investments may make them difficult or impossible to dispose in a timely manner.

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

Equity Investments.  When we invest in senior secured loans or mezzanine loans, we may acquire equity securities, including warrants, as well. In addition, we may invest directly in the equity securities of portfolio companies. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

Our portfolio consists primarily of debt and equity investments in privately owned smaller and lower middle-market companies. Investing in smaller and lower middle-market companies involves a number of significant risks. Typically, the debt in which we invest is not initially rated by any rating agency; however, we believe that if such investments were rated, they would be below investment grade. Compared to larger publicly owned companies, these smaller and lower middle-market companies may be in a weaker financial position and experience wider variations in their operating results, which may make them more vulnerable to economic downturns and other business disruptions. Typically, these companies need more capital to compete; however, their access to capital is limited and their cost of capital is often higher than that of their competitors. Our portfolio companies face intense competition from larger companies with greater financial, technical and marketing resources and their success typically depends on the managerial talents and efforts of an individual or a small group of persons. Therefore, the loss of any of their key employees could affect a portfolio company’s ability to compete effectively and harm its financial condition. Further, some of these companies conduct business in regulated industries that are susceptible to regulatory changes. These factors could impair the cash flow of our portfolio companies and result in other events, such as bankruptcy. These events could limit a portfolio company’s ability to repay its obligations to us, which may have an adverse effect on the return on, or the recovery of, our investment in these businesses. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the value of the loan’s collateral and the fair market value of the loan.

Most of the loans in which we invest are not structured to fully amortize during their lifetime. Accordingly, if a borrower has not previously pre-paid its loan to us, a significant portion of the principal amount due on such a loan may be due at maturity. As of June 30, 2013, none of the Level 3 debt instruments in our portfolio, on a fair value basis, will fully amortize prior to maturity. In order to create liquidity to pay the final principal payment, borrowers typically must raise additional capital or sell their assets, which could potentially result in the collateral being sold for less than its fair market value. If they are unable to raise sufficient funds to repay us or we have not elected to enter into a new loan agreement providing for an extended maturity, the loan will go into default, which will require Full Circle Capital to foreclose on the borrower’s assets, even if the loan was otherwise performing prior to maturity. This will deprive Full Circle Capital from immediately obtaining full recovery on the loan and prevent or delay the reinvestment of the loan proceeds in other, more profitable investments.

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

Our portfolio may hold a limited number of portfolio companies. For example, the 5 largest investments in our portfolio as of June 30, 2013 represented 39.1% of the portfolio assets of the Company. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments may be concentrated in relatively few companies. As our portfolio is less diversified than the portfolios of some larger funds, we are more susceptible to failure if a single loan fails. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.

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

As of June 30, 2013, our investments in the business services industry (such as companies that provide services related to data and information, information retrieval, asset recovery, and energy efficiency services) represented approximately 41% of the fair value of our portfolio, our investments in the communications industry (such as companies that provide digital video satellite and broadband service to multiple dwelling units) represented approximately 18% of the fair value of our portfolio, our investments in the industrial manufacturing industry represented approximately 17% of the fair value of our portfolio, and our investments in the media industry (such as outdoor advertising or radio broadcasting companies) represented approximately 9% of the fair value of our portfolio. In addition, we may from time to time invest a relatively significant percentage of our portfolio in industries we do not necessarily target. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

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

Certain investments that we may make include warrants or other equity securities. Investments in equity securities involve a number of significant risks, including the risk of further dilution as a result of additional issuances, inability to access additional capital and failure to pay current distributions. Investments in preferred securities involve special risks, such as the risk of deferred distributions, credit risk, illiquidity and limited voting rights. In addition, we may from time to time make non-control, equity investments in portfolio companies. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We often seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these puts rights for the consideration provided in our investment documents if the issuer is in financial distress.

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

The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below net asset value provided that our Board of Directors makes certain determinations. At our most recent Annual Stockholders Meeting, our stockholders approved a proposal that authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a period of one year ending on the earlier of February 1, 2014 or our next Annual Stockholders Meeting. Continued access to this exception will require approval of similar proposals at future stockholder meetings. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests.

If we were to sell shares of our common stock below net asset value per share, such sales would result in an immediate dilution to the net asset value per share held by our existing stockholders. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. In addition, if we issue securities to subscribe to, convert to or purchase shares of common stock, the exercise or conversion of such securities would increase the number of outstanding shares of our common stock. Any such exercise would be dilutive on the voting power of existing stockholders, and could be dilutive with regard to dividends and our net asset value, and other economic aspects of the common stock.

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

Risks Relating to our Notes

Our Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

Our Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, our Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred, such as indebtedness under the Credit Facility, and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security). In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of our Notes. As of June 30, 2013, we had $25.6 million of outstanding borrowings under the Credit Facility.

Our Notes will be structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

Our Notes are obligations exclusively of Full Circle Capital Corporation and not of any of our subsidiaries. None of our subsidiaries is a guarantor of our Notes and our Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Any assets of our subsidiaries will not be directly available to satisfy the claims of our creditors, including holders of our Notes.

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including trade creditors) and holders of preferred stock, if any, of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of our Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, our Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. As of June 30, 2013, none of our subsidiaries had outstanding borrowings to third parties. However, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to our Notes.

The indenture under which our Notes are issued contains limited protection for holders of our Notes.

The indenture under which our Notes are issued offers limited protection to holders of our Notes. The terms of the indenture and our Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on investments in our Notes. In particular, the terms of the indenture and our Notes do not place any restrictions on our or our subsidiaries’ ability to:

•	issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to our Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to our Notes, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to our Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to our Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC (currently, these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings);
•	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to our Notes;
•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•	enter into transactions with affiliates;
•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
•	make investments; or
•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the indenture does not require us to offer to purchase our Notes in connection with a change of control or any other event.

Furthermore, the terms of the indenture and our Notes do not protect holders of our Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow or liquidity.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of our Notes may have important consequences for you as a holder of our Notes, including making it more difficult for us to satisfy our obligations with respect to our Notes or negatively affecting the trading value of our Notes.

Certain of our current debt instruments include more protections for their holders than the indenture and our Notes. In addition, other debt we issue or incur in the future could contain more protections for its holders than the indenture and our Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of our Notes.

An active trading market for the Notes may not exist, which could limit your ability to sell the Notes or affect the market price of the Notes.

The Notes are listed on the Nasdaq Global Market under the symbol “FULLL.” However, we cannot provide any assurances that an active trading market for the Notes will exist in the future or that you will be able to sell your Notes. Even if an active trading market does exist, the Notes may trade at a discount from their par value depending on prevailing interest rates, the market for similar securities, our credit ratings, if any, general economic conditions, our financial condition, performance and prospects and other factors. To the extent an active trading market does not exist, the liquidity and trading price for the Notes may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the Notes for an indefinite period of time.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on our Notes.

Any default under the agreements governing our indebtedness, including a default under the Credit Facility or other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on our Notes and substantially decrease the market value of our Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, including our Notes, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. In addition, any such default may constitute a default under our Notes, which could further limit our ability to repay our debt, including our Notes. If our operating performance declines, we may in the future need to seek to obtain waivers from the lenders under the Credit Facility or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Credit Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including Sovereign Bank under the Credit Facility, could proceed against the collateral securing the debt. Because the Credit Facility has, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

We may choose to redeem our Notes when prevailing interest rates are relatively low.

On or after June 30, 2016, we may choose to redeem our Notes from time to time, especially when prevailing interest rates are lower than the interest rate on our Notes. If prevailing rates are lower at the time of redemption, an investor in our Notes would not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the interest rate on our Notes being redeemed. Our redemption right also may adversely impact an investor’s ability to sell our Notes as the optional redemption date or period approaches.

Item 1B.  Unresolved Staff Comments

None.

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

Item 4.  Reserved

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Market under the symbol “FULL.” The following table sets forth the range of high and low sales prices of our common stock as reported on NASDAQ and our net asset value per share for each fiscal quarter during the last two most recently completed fiscal years:

		Price Range
	NAV(1)	High	Low
Fiscal 2013
Fourth quarter	$8.01	$8.10	$7.48
Third quarter	8.00	8.04	7.30
Second quarter	8.03	8.50	6.68
First quarter	8.51	8.25	7.60
Fiscal 2012
Fourth quarter	$8.59	$7.73	$7.09
Third quarter	8.94	8.15	6.99
Second quarter	8.92	7.24	6.55
First quarter	9.11	8.15	6.09

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.

The last reported sale price for our common stock on the NASDAQ Global Market on September 11, 2013 was $8.07 per share. As of September 11, 2013, there were approximately 84 holders of record of the common stock which did not include shareholders for whom shares are held in “nominee” or “street name.”

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

Date Declared	Record Date	Payment Date	Amount
Fiscal 2011
July 21, 2010	September 30, 2010	October 15, 2010	$0.076	(1)
November 5, 2010	December 31, 2010	January 14, 2011	0.225
February 4, 2011	March 31, 2011	April 15, 2011	0.225
May 6, 2011	June 30, 2011	July 15, 2011	0.225
Total (2011)			$0.751
Fiscal 2012
June 28, 2011	July 29, 2011	August 15, 2011	$0.075	(2)
June 28, 2011	August 31, 2011	September 15, 2011	0.075
June 28, 2011	September 30, 2011	October 14, 2011	0.075
September 8, 2011	October 31, 2011	November 15, 2011	0.077
September 8, 2011	November 30, 2011	December 15, 2011	0.077
September 8, 2011	December 30, 2011	January 13, 2012	0.077
November 7, 2011	January 31, 2012	February 15, 2012	0.077
November 7, 2011	February 29, 2012	March 15, 2012	0.077
November 7, 2011	March 30, 2012	April 13, 2012	0.077
February 3, 2012	April 30, 2012	May 15, 2012	0.077
February 3, 2012	May 31, 2012	June 15, 2012	0.077
February 3, 2012	June 29, 2012	July 13, 2012	0.077
Total (2012)			$0.918
Fiscal 2013
May 7, 2012	July 31, 2012	August 15, 2012	0.077
May 7, 2012	August 31, 2012	September 14, 2012	0.077
May 7, 2012	September 28, 2012	October 15, 2012	0.077
September 10, 2012	October 31, 2012	November 15, 2012	0.077
September 10, 2012	November 30, 2012	December 14, 2012	0.077
September 10, 2012	December 31, 2012	January 15, 2013	0.077
November 5, 2012	January 31, 2013	February 15, 2013	0.077
November 5, 2012	February 28, 2013	March 15, 2013	0.077
November 5, 2012	March 29, 2013	April 15, 2013	0.077
February 5, 2013	April 30, 2013	May 15, 2013	0.077
February 5, 2013	May 31, 2012	June 14, 2013	0.077
February 5, 2013	June 28, 2013	July 15, 2013	0.077
Total (2013)			$0.924

Date Declared	Record Date	Payment Date	Amount
Fiscal 2014
May 3, 2013	July 31, 2013	August 15, 2013	$0.077
May 3, 2013	August 30, 2013	September 13, 2013	0.077
May 3, 2013	September 30, 2013	October 15, 2013	0.077
September 9, 2013	October 31, 2013	November 15, 2013	0.077
September 9, 2013	November 29, 2013	December 13, 2013	0.077
September 9, 2013	December 31, 2013	January 15, 2014	0.077
Total (2014 to date)			$0.462

(1)	This quarterly dividend was prorated for the number of days remaining in the third calendar quarter after our initial public offering. Our initial public offering was on August 31, 2010, and the gross amount of the prorated dividend was $0.225.
(2)	From our initial public offering through the fourth fiscal quarter of 2011, we paid quarterly dividends, but in the first fiscal quarter of 2012 we began paying, and we intend to continue paying, monthly dividends to our stockholders. Our monthly dividends, if any, will be determined by our Board of Directors on a quarterly basis.

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our taxable ordinary income or capital gains. In this regard, $1,089,055 of our distributions during the year ended June 30, 2013 constituted a return of capital to our stockholders. Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that the source of any distribution is our taxable ordinary income or capital gains.

During the year ended June 30, 2013, our distributions were made primarily from undistributed net investment income. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a business development company under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure shareholders that they will receive any distributions.

Sales of Unregistered Securities

We did not engage in unregistered sales of equity securities during the year ended June 30, 2013.

Issuer Purchases of Equity Securities

For the quarter ended June 30, 2013, as a part of our dividend reinvestment plan for our common stockholders, we purchased 1,292 shares of our common stock for an average price of approximately $7.85 per share in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines repurchases of our common stock during the quarter ended June 30, 2013.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 2013	278	$7.83	—	—
May 2013	530	$7.77	—	—
June 2013	484	$7.96	—	—
Total	1,292	$7.85	—	—

Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Index, for the period from September 1, 2010, the date our common stock began trading on the NASDAQ Stock Market, through June 30, 2013, we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock. The graph assumes that, on September 1, 2010, a person invested $100,000 in each of our common stock, the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6.  Selected Financial Data

The following selected financial data for the years ended June 30, 2013, 2012 and 2011 derived from our financial statements which have been audited by Rothstein, Kass, our independent registered public accounting firm. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year ended June 30, 2013		Year ended June 30, 2012		Year ended June 30, 2011(1)
Income Statement Data:
Total Investment Income	$12,046,023		$9,827,011		$7,959,637
Total Gross Expenses	6,665,442		5,307,300		4,172,566
Total Net Expenses	6,665,442		4,993,508		3,625,258
Net Investment Income	5,380,581		4,833,503		4,334,379
Per Share Data:
Net Increase in Net Assets Resulting from Net Investment Income(2)	0.77		0.78		0.70
Net Increase in Net Assets Resulting from Operations(2)	0.54		0.43		0.47
Dividends Declared(2)	0.92		0.92		0.75
Balance Sheet Data:
Total Assets	113,063,839		99,449,379		88,495,049
Total Net Assets	60,644,039		$53,442,785		$56,474,006
Other Data:
Total Return based on Market Value	15.12	%(3)	8.71	%(3)	(4.03	)%(4)
Total Return based on Net Asset Value	4.94	%(3)	6.20	%(3)	5.62	%(4)

(1)	Because we began full operations on August 31, 2010, the date of our initial public offering, our financial results for the year ended June 30, 2011 reflect approximately ten months of operations.
(2)	Per share data is based on average weighted shares outstanding.
(3)	Total return based on market value is based on the change in market price per share and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.
(4)	Total return based on market value is based on the change in market price per share assuming an investment at the initial public offering price of $9.00 per share and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.

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

  Basis of Consolidation

Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our financial statements include our accounts and the accounts of Full Circle West, Inc., FC New Media Inc., TransAmerican Asset Servicing Group, Inc., FC New Specialty Foods, Inc., and FC Takoda Holdings, LLC, our only wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

  Change in realized gain (loss) and unrealized gain (loss) on investments

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

Fair Value

The Company’s assets measured at fair value on a recurring basis subject to the requirements of ASC Topic 820 at June 30, 2013 and 2012 were as follows:

As of June 30, 2013

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$—	$81,195,958	$81,195,958
Investments in private companies, at fair value	—	—	6,784,435	6,784,435
Investments in other securities, at fair value	—	—	194,108	194,108
	$—	$—	$88,174,501	$88,174,501

As of June 30, 2012

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$—	$70,970,152	$70,970,152
US Treasury Securities, at fair value(1)	22,499,881	—	—	22,499,881
Investments in private companies, at fair value	—	—	1,376,737	1,376,737
	$22,499,881	$—	$72,346,889	$94,846,770

(1)	U.S. Treasury Securities were purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

During the years ended June 30, 2013 and 2012, there were no transfers in or out of levels.

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

Waiver and Expense Reimbursement

Our investment adviser agreed to waive the portion of the base management fee that exceeded 1.50% of Full Circle Capital’s gross assets, as adjusted, until August 31, 2011 when such waiver expired (the “Management Fee Waiver”). In addition, our investment adviser agreed to reimburse the Company for any operating expenses, excluding interest expenses, investment advisory and management fees, and organizational and offering expenses, in excess of 2% of our net assets for the first twelve months following the completion of the initial public offering, which occurred on August 31, 2010 (the “Expense Reimbursement Agreement”). This agreement was extended through September 30, 2011 and expired on such date.

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

Time Period	Acquisitions(1) (dollars in millions)	Dispositions(2) (dollars in millions)		Weighted Average Interest Rate of Portfolio at End of Period
Legacy Portfolio Acquisition (August 31, 2010)	$72.3	$	N/A	12.10%
August 31, 2010 through September 30, 2010	0.4		1.4	12.16%
October 1, 2010 through December 31, 2010	3.7		10.1	12.09%
January 1, 2011 through March 31, 2011	4.0		19.9	12.39%
April 1, 2011 through June 30, 2011	9.6		1.2	12.68%
Fiscal 2011	90.0		32.6
July 1, 2011 through September 30, 2011	27.7		15.9	12.89%
October 1, 2011 through December 31, 2011	5.9		9.4	13.04%
January 1, 2012 through March 31, 2012	6.7		5.7	12.98%
April 1, 2012 through June 30, 2012	15.0		7.1	12.93%
Fiscal 2012	55.3		38.1
July 1, 2012 through September 30, 2012	11.4		8.1	12.84%
October 1, 2012 through December 31, 2012	29.1		25.1	12.55%
January 1, 2013 through March 31, 2013	22.4		12.1	12.69%
April 1, 2013 through June 30, 2013	12.2		12.8	12.90%
Fiscal 2013	75.1		58.1
Since inception	$220.4		$128.8	N/A

(1)	Includes new deals, additional fundings, refinancings (inclusive of those on revolving credit facilities) and payment in kind “PIK” interest
(2)	Includes scheduled principal payments, prepayments, sales and repayments (inclusive of those on revolving credit facilities)

Portfolio Activity for Year Ended June 30, 2013

The primary investment activities for the year ended June 30, 2013, were fundings under the revolving credit facilities and the funding of the following loan facilities:

•	On September 7, 2012 the Company originated a $3,250,000 credit facility, comprised of a $1,000,000 senior secured term loan and a $2,250,000 senior secured revolving credit facility, both bearing interest at LIBOR plus 12.25% to Global Energy Efficiency Holdings Inc. (“GEE”). GEE provides energy efficiency products, installation and maintenance services to small and medium sized businesses in multiple food sales and service industries.
•	On September 27, 2012, the Company funded an additional $600,000 to iMedX, Inc. as part of the Company’s existing senior secured term loan.
•	On December 19, 2012, Ygnition Networks, Inc. (“Ygnition”) entered into transactions which involved the sale of substantially all of its assets to Access Media 3, Inc. (“Access Media 3”) and to New Media West, LLC (“New Media West”), an affiliate of the Company and of Access Media 3. Pursuant to this transaction the Company, in exchange for its secured interest in the Ygnition assets, received: (i) an equity interest in New Media West, valued at $3.60 million, (ii) a $5.80 million five year note due from New Media West bearing interest at 9%, and (iii) cash consideration from Access Media 3 valued at $0.40 million. Such amounts are subject to final purchase price adjustments, which through June 30, 2013 aggregated $0.8 million resulting in an additional $0.2 million realized loss. At December 19, 2012, immediately prior to these transactions, the Company had $13.00 million of debt outstanding to Ygnition, held at approximately $12.05 million. As a result of the transaction, the Company recognized a loss of $2.20 million, comprised of a realized loss of $3.03 million on the disposition of the Ygnition debt and the reversal of a previously unrealized loss of $0.83 million.
•	On December 28, 2012, the Company funded $3,900,000 to SOLEX Fine Foods, LLC and Catsmo, LLC, as co-borrower, as a first out participation under a $5,600,000 senior secured term loan bearing interest of LIBOR plus 12.25% and maturing December 28, 2016. The Company also purchased $250,000 of common equity units as part of the transaction. SOLEX Fine Foods, LLC and Catsmo, LLC are providers of specialty foods in New York City and the surrounding areas.
•	On March 28, 2013, the Company funded $5,500,000 of a $6,000,000 senior secured credit facility to Modular Process Control, LLC, an energy efficiency services firm focused on energy efficiency solutions for industrial companies.
•	On March 31, 2013, the Company entered into a $4,385,000 senior secured credit facility with Pristine Environments, Inc., which provides building cleaning and maintenance services to large commercial and government clients.
•	On April 15, 2013, the Company funded $1.4 million of a $1.7 million senior secured credit facility to Takoda Resources, Inc., a provider of seismic data acquisition services in Canada and the United States. The senior secured note bears interest at 16.00% and has a final maturity of April 1, 2016.

Additionally, the Company received proceeds, including scheduled repayments, prepayments, and repayments under revolving credit facilities, during the year ended June 30, 2013 related to the following companies:

•	On January 31, 2013, the senior secured credit facility with The Selling Source, LLC, an information and data services company was paid off at par value of $2,017,700. On February 1, 2013, the Company funded $4,000,000 in a new senior secured credit facility with The Selling Source, LLC.
•	During February 2013, the senior secured credit facility with European Evaluators, LLC, an art dealer, was paid off at par value of $615,000.
•	During May 2013, the senior secured term loan with Matt Martin Real Estate Management, LLC, was paid off at par value of $3,140,000, plus accrued interest and fees.

Portfolio Activity for Year Ended June 30, 2012

The primary investment activities for the year ended June 30, 2012, were fundings under the revolving credit facilities and the funding of the following loan facilities:

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

Additionally, the Company received proceeds, including sales proceeds and prepayments, and repayments under revolving credit facilities during the year ended June 30, 2012 related to the following companies:

•	On August 15, 2011, VaultLogix, LLC pre-paid, at par, its loan from the Company, remitting a total of $5,023,333 to the Company for outstanding principal and interest.
•	On September 1, 2011, West World Media, LLC pre-paid, at par, its loan from the Company, remitting a total of $6,992,171 to the Company for outstanding principal, interest and fees.
•	On November 30, 2011, the Company sold participations in Coast Plating, Inc.’s Term A and Term B loans to a third party for an aggregate of $3,500,000, which represented par value for the loans sold.
•	On December 31, 2011, the Company received a principal prepayment of $964,276 from The Selling Source, LLC based upon the borrower’s cash flow, as defined in their loan documents.

•	On January 31, 2012, Iron City Brewing, LLC repaid, at par, its loan from the Company, remitting a total of $521,666 of outstanding principal.

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

During the year ended June 30, 2011, the Company made investments in the following companies:

•	The Company entered into a $2.5 million, multi-draw loan facility with US Path Labs, LLC on March 2, 2011.
•	The Company entered into a $5.0 million, multi-draw loan facility, comprised of a Term A loan and a Term B loan, with CSL Operating, LLC on May 11, 2011.
•	The Company entered into a $3.6 million loan facility, comprised of a Term A loan and a Term B loan, with Background Images, Inc. on June 29, 2011.

During the year ended June 30, 2011, the Company had the following investments fully repay the Company. All repayments were at par:

•	On November 1, 2010 and February 1, 2011, Georgia Outdoor Advertising, LLC pre-paid, at par, its loan from the Company, remitting a total of $1.9 million to the Company for outstanding principal and interest.
•	On December 10, 2010 the Company’s $6.0 million investment in First Capital Lotus Asset-Based Fund I, LP was redeemed at Net Asset Value.
•	On January 10, 2011 the Company’s loans to Exist, Inc., BLSCO Newco, Inc. and Miken Sales, Inc. were paid off in full, at par, in an aggregate amount of $9.7 million, including accrued interest.
•	On January 31, 2011, Icon Groupe, LLC pre-paid, at par, its loan from the Company, remitting a total of $5.1 million to the Company for outstanding principal, interest and fees.
•	On February 15, 2011, Verifier Capital LLC/Verifier Capital Limited pre-paid, at par, its loan from the Company, remitting a total of $1.5 million for outstanding principal, interest and fees.

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the years ended June 30, 2013, 2012 and 2011:

	Year Ended June 30, 2013	Year Ended June 30, 2012	Year Ended June 30, 2011
Beginning Investment Portfolio	$94,846,770	$82,794,117	$—
Portfolio Investments Acquired	75,145,289	55,279,880	17,468,968
Treasury and Money Market Purchases(1)	62,001,462	120,000,601	120,295,651
Portfolio Investments Acquired in the Initial Public Offering	—	—	72,280,294
Amortization of fixed income premiums and discounts	368,279	522,732	835,861
Portfolio Investments Repaid	(58,107,861)	(38,164,798)	(32,588,630)
Sales of Treasury and Money Market securities(1)	(84,500,000)	(123,499,273)	(94,292,528)
Payment in Kind	—	68,842	246,566
Net Unrealized Depreciation	2,636,310	(1,979,965)	(1,796,547)
Net Realized Losses	(4,215,748)	(175,366)	(344,482)
Ending Investment Portfolio	$88,174,501	$94,846,770	$82,794,117

(1)	U.S. Treasury Securities were purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

During the year ended June 30, 2013, we recorded net unrealized appreciation of $2,636,310. This consisted of $1,005,263 of net unrealized appreciation on debt investments and $1,631,047 of net unrealized appreciation on equity investments. On December 19, 2012, Ygnition Networks, Inc. (“Ygnition”) entered into transactions which involved the sale of substantially all of its assets to Access Media 3, Inc. (“Access Media 3”) and to New Media West, LLC (“New Media West”), an affiliate of the Company and of Access Media 3. Pursuant to this transaction the Company, in exchange for its secured interest in the Ygnition assets, received: (i) an equity interest in New Media West, valued at, $3,600,000, (ii) a $5,800,000 five year note from New Media West bearing interest of 9% annually, and (iii) cash consideration from Access Media 3 valued at $412,483. Such amounts are subject to final purchase price adjustments, which through June 30, 2013 aggregated $0.8 million resulting in an additional $0.2 million realized loss. At December 19, 2012, immediately prior to these transactions, the Company had $13,000,000 of debt outstanding to Ygnition, held at approximately $12,050,000. As a result of the transaction, the Company recognized a loss of $2,203,806, comprised of a realized loss of $3,031,842 on the disposition of the Ygnition debt and the reversal of a previously unrealized loss of $828,036. The Company recorded unrealized appreciation of $994,164 on its equity investment in The Finance Company, LLC. The Company recorded unrealized depreciation of $900,925 on its loan to TransAmerican Asset Servicing Group, LLC.

During the year ended June 30, 2012, we recorded net unrealized depreciation of $1,979,965. This consisted of $2,535,306 of net unrealized depreciation on debt investments and $555,341 of net unrealized appreciation on equity investments. Equisearch Acquisition, Inc., (“Equisearch”), filed for protection under Chapter 7 of the U.S. Bankruptcy Code. At June 30, 2012, the Company had an investment in Equisearch of $2,580,201 through a first lien, senior secured loan facility, which had a fair value of $1,959,363. For the year ended June 30, 2012, the Company recognized an unrealized loss on ProGrade Ammunition Group, LLC of $1,476,339.

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

Portfolio Classifications

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2013 and 2012, excluding United States Treasury Bills. At June 30, 2013 we did not hold United States Treasury Bills. At June 30, 2012 we held approximately $22.5 million of United States Treasury Bills.

	June 30, 2013		June 30, 2012
	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio
Senior Secured Loans	$78.2	88.7%	$67.5	93.3%
Subordinated Secured Loans	3.0	3.4	3.4	4.8
Limited Liability Company Interests	6.8	7.7	1.4	1.9
Warrants	0.2	0.2	—	—
Total	$88.2	100.0%	$72.3	100.0%

At June 30, 2013 the 19 borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 60% (i.e., each $60 of loan value outstanding is secured by $100 of collateral value). At June 30, 2012 the sixteen borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 62% (i.e., each $62 of loan value outstanding is secured by $100 of collateral value).

The following table shows the fair value of our portfolio of investments by industry, as of June 30, 2013 and 2012, excluding United States Treasury Bills. At June 30, 2013 we did not hold United States Treasury Bills. At June 30, 2012 we held approximately $22.5 million of United States Treasury Bills.

	June 30, 2013		June 30, 2012
	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio
Cable TV/Broadband Services	$15.9	18.0%	$17.7	24.5%
Energy Efficiency Services	11.7	13.2	—	—
Consumer Financing	6.9	7.8	6.8	9.4
Munitions	6.2	7.0	4.9	6.8
Radio Broadcasting	5.6	6.4	6.3	8.7
Medical Transcription Services	5.2	5.9	4.1	5.6
Staffing Services	5.0	5.7	5.0	6.9
Aerospace Parts Plating and Finishing	4.8	5.5	4.9	6.8
Information and Data Services	4.2	4.8	3.5	4.9
Food Distributors and Wholesalers	4.0	4.6	—	—
Building Cleaning and Maintenance Services	3.9	4.4	—	—
Industrial Metal Treatings	3.8	4.2	3.9	5.4
Healthcare Services	3.5	3.9	3.5	4.8
Outdoor Advertising Services	2.3	2.6	1.9	2.6
Equipment Rental Services	2.2	2.6	3.1	4.4
Geophysical Surveying and Mapping Services	1.5	1.7	—	—
Asset Recovery Services	1.5	1.7	2.0	2.7
Information Retrieval Services	—	—	—	—
Real Estate Management Services	—	—	4.1	5.7
Art Dealers	—	—	0.6	0.8
Total	$88.2	100.0%	$72.3	100.0%

Portfolio Grading

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of June 30, 2013, our portfolio had a weighted average grade of 3.12, based upon the fair value of the debt investments in the portfolio. Equity securities and investments in United States Treasury Bills are not graded. This was an improvement of 0.18 from the weighted average grade of 3.30 at June 30, 2012.

At June 30, 2013, our debt investment portfolio was graded as follows:

	June 30, 2013
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$—	—%
2	The portfolio company is performing above expectations and the risk profile is generally favorable.	1,412,666	1.60
3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	68,397,783	77.58
4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable.	11,385,509	12.91
5	The investment is performing well below expectations and is not anticipated to be repaid in full.	—	—
		$81,195,958	92.09%

At June 30, 2012, our debt investment portfolio was graded as follows:

	June 30, 2012
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$—	—%
2	The portfolio company is performing above expectations and the risk profile is generally favorable.	6,788,625	9.38
3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	44,638,741	61.70
4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable.	17,583,423	24.31
5	The investment is performing well below expectations and is not anticipated to be repaid in full.	1,959,363	2.71
		$70,970,152	98.10%

We expect that a portion of our investments will be in grades 4 or 5 from time to time, and, as such, we will be required to work with portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 4 or 5 may fluctuate from period to period.

Results of Operations

Comparison of the years ended June 30, 2013 and June 30, 2012

Total Investment Income

Total investment income includes interest and dividend income on our investments and other income, which is comprised of fee income. Fee income consists principally of administrative fees, prepayment fees, structuring fees and unused line fees.

Total investment income for the year ended June 30, 2013 was $12,046,023. This amount consisted of $10,492,257 of interest income from portfolio investments (which included $0 of PIK interest), $223,474 of dividend income and $1,330,292 of fee income.

Total investment income for the year ended June 30, 2012 was $9,827,011. This amount consisted of $8,980,837 of interest income from portfolio investments (which included $68,842 of PIK interest), $57,216 of dividend income and $788,958 of fee income.

The increase in interest income for the year ended June 30, 2013 relative to the year ended June 30, 2012 was due to a larger portfolio of interest earning assets. The decrease in PIK interest for the year ended June 30, 2013 as compared to the year ended June 30, 2012 was due to the fact that the Company received a prepayment from West World Media, LLC and ceased generating PIK interest from any of its portfolio investments. The increase in dividend income for the year ended June 30, 2013 as compared to the year ended June 30, 2012 was primarily due to the Company receiving regular dividend payments from its investment in The Finance Company, LLC.

Expenses

Gross operating expenses for the year ended June 30, 2013 were $6,665,442.

Gross operating expenses for the year ended June 30, 2012 were $5,307,300. Net operating expenses (offset by the waived portion of the base management fee and the accrual for the expense reimbursement) for the year ended June 30, 2012, were $4,993,508.

The increase in net operating expenses for the year ended June 30, 2013 relative to the year ended June 30, 2012 was partially due to increased interest expense and increased management and incentive fees resulting from the Company having a larger portfolio and higher interest and net investment income during the period. Additionally, net operating expenses increased due to the expiration of the Expense Reimbursement Agreement and Management Fee waiver.

Net Investment Income

Net investment income was $5,380,581, or $0.77 per share for the year ended June 30, 2013.

Net investment income was $4,833,503, or $0.78 per share for the year ended June 30, 2012.

The increase in Net Investment Income for the year ended June 30, 2013 as compared to the same period in 2012 was primarily due to the increase in interest income offset by increased interest expense and management and incentive fees resulting from the Company having a larger portfolio and higher interest and pre-incentive fee net investment income during the period.

Realized Gain (Loss) on Investments

Realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs.

During the year ended June 30, 2013, we recorded a realized loss of $4,215,748, primarily in connection with the disposition of our investment in Ygnition Networks, Inc., and the conversion of our senior secured loan in Equisearch Acquisition, Inc. to a senior secured term loan in TransAmerican Asset Servicing Group, LLC upon the finalization of Equisearch Acquisition’s, Inc.’s bankruptcy proceedings. Realized loss per share for the year ended June 30, 2013 was $0.60.

During the year ended June 30, 2012, we recorded a realized loss of $175,366, primarily in connection with a realized loss on our investment in Texas Westchester Financial, LLC and a gain related to the repayment of our loan to West World Media, LLC. Realized loss per share for the year ended June 30, 2012 was $0.03.

Change in Unrealized Gain (Loss) on Investments

Net unrealized appreciation or depreciation recorded on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. See “— Critical Accounting Policies — Change in Unrealized Gain (Loss) on Investments.”

During the year ended June 30, 2013, we recorded net unrealized appreciation of $2,636,310. This consisted of $1,005,263 of net unrealized appreciation on debt investments and $1,631,047 of net unrealized appreciation on equity investments. Change in unrealized appreciation per share was $0.37 for the year ended June 30, 2013, and resulted primarily from appreciation of the Company’s equity investment in The Finance Company, LLC, as well as the disposition of our investment in Ygnition Networks, Inc., and the conversion of our senior secured loan in Equisearch Acquisition, Inc. to a senior secured term loan in TransAmerican Asset Servicing Group, LLC upon the finalization of Equisearch Acquisition’s bankruptcy proceedings.

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

Change in Unrealized Gain (Loss) on Investments

Net unrealized appreciation or depreciation recorded on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. See “— Critical Accounting Policies — Change in realized gain (loss) and unrealized gain (loss) on investments.”

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

Liquidity and Capital Resources

At June 30, 2013, we had investments in debt securities of 19 companies, totaling approximately $81.2 million, and equity investments in 10 companies, totaling approximately $7.0 million.

As of June 30, 2013, the Company had cash of $18.0 million. Cash was temporarily high due to the issuance of notes on June 28, 2013. Refer to Note 8 Long Term Liabilities for further detail.

For the year ended June 30, 2013, cash provided by operating activities, consisting primarily of repayments of investments and the items described in “Results of Operations,” was approximately $4.8 million, reflecting the repayments of investments, income resulting from operations, offset by non-cash income related to PIK interest and OID income, changes in working capital and accrued interest receivable. Net cash used for purchases and sales of investments was approximately $17.0 million, reflecting net additional investments in securities, offset by principal repayments. Such amounts are not inclusive of our purchase of United States Treasury Bills or Money Market Funds.

As of June 30, 2013, we had $25.6 million of outstanding borrowings under a Credit Facility with FCC, LLC d/b/a First Capital and $21.1 million of aggregate principal amount of Notes Payable outstanding.

As of June 30, 2013, we had Distribution Notes outstanding of approximately $3.4 million. On July 3, 2013, we repaid the Distribution Notes at par plus accrued interest.

At June 30, 2012, we had investments in debt securities of 16 companies, totaling approximately $71.0 million, and equity investments in seven companies, totaling approximately $1.4 million.

As of June 30, 2012, the Company had cash and cash equivalents of $0.6 million.

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

As of June 30, 2012, we had $18.5 million of outstanding borrowings with FCC, LLC d/b/a First Capital Credit Facility.

As of June 30, 2012, we had Distribution Notes outstanding of approximately $3.4 million.

As a business development company, we generally have an ongoing need to raise additional capital for investment purposes. As a result, we expect, from time to time, to access the debt and equity markets when we believe it is necessary and appropriate to do so. In this regard, we continue to explore various options for obtaining additional debt or equity capital for investments. This may include expanding or extending our Credit Facility, or the issuance of additional shares of our common stock, possibly at prices below our then current net asset value per share pursuant to a proposal, approved by our stockholders at our most recent Annual Meeting of Stockholders, authorizing us to sell shares of our common stock below its then current net asset value per share in one or more offerings for a period of one year ending on the earlier of our next annual meeting of stockholders or February 1, 2014. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. If we are unable to obtain leverage or raise equity capital on terms that are acceptable to us, our ability to grow our portfolio will be substantially impacted.

Contractual Obligations

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Credit Facility(1)	$25.6	$—	$25.6	$—	$—
Distribution Notes(2)	3.4	3.4	—	—	—
Notes	21.1	—	—	—	21.1
Total	$50.1	$3.4	$25.6	$—	$21.1

(1)	At June 30, 2013, $6.9 million remained unused under the Credit Facility.
(2)	On July 3, 2013, we repaid the $3.4 million of Distribution Notes at par plus accrued interest.

In addition to the contractual obligations set forth above, we have certain obligations with respect to the investment advisory and administration services we receive. See “Overview.” For the years ended June 30 2013, 2012 and 2011, we incurred fees of approximately $2,771,684, $2,384,431 and $2,099,723, respectively, for investment advisory services. For the years ended June 30 2013, 2012 and 2011, we incurred fees of $834,577, $895,783 and $672,185, respectively, for administrative services.

As of June 30, 2013, we had approximately $5.9 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Borrowings

Secured Revolving Credit Facility.  On June 3, 2013, we entered into a credit agreement with Sovereign Bank which provided us with our $32.5 million Credit Facility. The Credit Facility replaced our prior senior secured revolving credit facility with FCC, LLC d/b/a First Capital.

The Credit Facility matures on June 3, 2016 and bears interest based on a tiered rate structure, depending upon utilization, ranging from LIBOR (1-month, 2-month or 3-month, depending on our option) plus 3.25% to 4.00% per annum, or from Sovereign Bank’s prime rate plus 1.25% to 2.00% per annum, based on our election. In addition, a fee of 0.50% per annum is charged on unused amounts under the Credit Facility. The Credit Facility is secured by all of our assets. Under the Credit Facility, we have made certain customary representations and warranties, and are required to comply with various covenants, reporting requirements and other customary requirements, including a minimum balance sheet leverage ratio, for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature.

Notes.  On June 28, 2013, we issued approximately $21.1 million in aggregate principal amount of our 8.25% Notes due June 30, 2020 (including a partial exercise of the underwriters’ overallotment option in July 2013) for net proceeds of approximately $20.2 million after deducting underwriting commissions of approximately $0.9 million. Offering expenses of approximately $0.2 million were incurred.

The Notes were issued pursuant to an indenture, dated June 3, 2013, as supplemented by the first supplemental indenture, dated June 28, 2013 (collectively, the “Indenture”), between us and U.S. Bank National Association (the “Trustee”). The Notes are our unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries or financing vehicles. Interest on the Notes is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 8.25% per annum, beginning September 30, 2013. The Notes mature on June 30, 2020 and may be redeemed in whole or in part at any time or from time to time at our option on or after June 30, 2016. The Notes are listed on the Nasdaq Global Market under the trading symbol “FULLL” with a par value of $25.00 per share.

The Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. We may repurchase the Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the Indenture. As of June 30, 2013, we had not repurchased any of the Notes in the open market.

Distribution Notes.  On July 3, 2013, we repaid the $3.4 million of Distribution Notes issued in connection with our initial public offering at par plus accrued interest. As a result, the Distribution Notes are no longer outstanding.

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

Date Declared	Record Date	Payment Date	Amount
Fiscal 2011:
July 21, 2010	September 30, 2010	October 15, 2010	$0.076	(1)
November 5, 2010	December 31, 2010	January 14, 2011	0.225
February 4, 2011	March 31, 2011	April 15, 2011	0.225
May 6, 2011	June 30, 2011	July 15, 2011	0.225
Total (2011)			$0.751
Fiscal 2012:
June 28, 2011	July 29, 2011	August 15, 2011	$0.075	(2)
June 28, 2011	August 31, 2011	September 15, 2011	0.075
June 28, 2011	September 30, 2011	October 14, 2011	0.075
September 8, 2011	October 31, 2011	November 15, 2011	0.077
September 8, 2011	November 30, 2011	December 15, 2011	0.077
September 8, 2011	December 30, 2011	January 13, 2012	0.077
November 7, 2011	January 31, 2012	February 15, 2012	0.077
November 7, 2011	February 29, 2012	March 15, 2012	0.077
November 7, 2011	March 30, 2012	April 13, 2012	0.077
February 3, 2012	April 30, 2012	May 15, 2012	0.077
February 3, 2012	May 31, 2012	June 15, 2012	0.077
February 3, 2012	June 29, 2012	July 13, 2012	0.077
Total (2012)			$0.918

Date Declared	Record Date	Payment Date	Amount
Fiscal 2013:
May 7, 2012	July 31, 2012	August 15, 2012	$0.077
May 7, 2012	August 31, 2012	September 14, 2012	0.077
May 7, 2012	September 28, 2012	October 15, 2012	0.077
September 10, 2012	October 31, 2012	November 15, 2012	0.077
September 10, 2012	November 30, 2012	December 14, 2012	0.077
September 10, 2012	December 31, 2012	January 15, 2013	0.077
November 5, 2012	January 31, 2013	February 15, 2013	0.077
November 5, 2012	February 28, 2013	March 15, 2013	0.077
November 5, 2012	March 29, 2013	April 15, 2013	0.077
February 5, 2013	April 30, 2013	May 15, 2013	0.077
February 5, 2013	May 31, 2012	June 14, 2013	0.077
February 5, 2013	June 28, 2013	July 15, 2013	0.077
Total (2013)			$0.924
Fiscal 2014:
May 3, 2013	July 31, 2013	August 15, 2013	$0.077
May 3, 2013	August 30, 2013	September 13, 2013	0.077
May 3, 2013	September 30, 2013	October 15, 2013	0.077
September 9, 2013	October 31, 2013	November 15, 2013	0.077
September 9, 2013	November 29, 2013	December 13, 2013	0.077
September 9, 2013	December 31, 2013	January 15, 2014	0.077
Total (2014 to date)			$0.462

(1)	This quarterly dividend was prorated for the number of days remaining in the third calendar quarter after our initial public offering. Our initial public offering was on August 31, 2010, and the gross amount of the prorated dividend was $0.225.
(2)	From our initial public offering through the fourth fiscal quarter of 2011, we paid quarterly dividends, but in the first fiscal quarter of 2012 we began paying, and we intend to continue paying, monthly dividends to our stockholders. Our monthly dividends, if any, will be determined by our Board of Directors on a quarterly basis.

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Investment Advisory Agreement with Full Circle Advisors. John E. Stuart, our Chief Executive Officer and President, is the manager of, and has financial and controlling interests in, Full Circle Advisors.
•	We have entered into the Administration Agreement with Full Circle Service Company. Pursuant to the terms of the Administration Agreement, Full Circle Service Company provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. Mr. Stuart, our Chief Executive Officer and President, is the managing member of, and has financial and controlling interests in, Full Circle Service Company.
•	We have entered into a license agreement with Full Circle Advisors, pursuant to which Full Circle Advisors has agreed to grant us a non-exclusive, royalty-free license to use the name “Full Circle.”
•	Our Chief Financial Officer, Treasurer and Secretary, William E. Vastardis, is the President of Vastardis Fund Services LLC (“Vastardis”). Full Circle Service Company engaged Vastardis to provide certain administrative services to us. For the years ended June 30, 2013, 2012, and 2011, Vastardis was paid $223,429, $312,457 and $260,381, respectively, for services provided under the Administration Agreement and $250,000, $225,000, and $100,000 respectively, for the services of Mr. Vastardis as the Chief Financial Officer.

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

Recent Developments

Personnel Changes

On September 9, 2013, the Company’s Board of Directors appointed Michael J. Sell to succeed William E. Vastardis as the Company’s Chief Financial Officer, Secretary and Treasurer, effective September 30, 2013. Mr. Vastardis has determined to resign from such positions to focus on Vastardis Fund Services LLC, the Company’s sub-administrator (the “Sub-Administrator”) where he serves as President and Chief Executive Officer. He will continue to serve the Company as Assistant Treasurer and Assistant Secretary.

Dividend

On September 9, 2013, the Board of Directors declared monthly dividends of $0.077, $0.077 and $0.077 per share payable on November 15, 2013 for holders of record at October 31, 2013, December 13, 2013 for holders of record at November 29, 2013 and January 15, 2014 for holders of record at December 31, 2013.

Recent Portfolio Activity

On August 1, 2013, the Company funded $4.5 million of a $9.0 million senior secured credit facility to Infinite Aegis Group, LLC. Infinite Aegis Group, LLC is a provider of revenue cycle management services to healthcare service providers including large hospital systems and doctor-owned clinics, and owns and operates urgent care and occupational care centers in Colorado. The senior secured credit facility bears annual interest at one-month LIBOR plus 12% and has a final maturity of July 31, 2017. Of the $9.0 million facility, $4.0 million was funded by another lender.

On September 4, 2013, the Company funded $1.5 million of a $5.0 million senior secured credit facility to Franklin Place Shops — Red, LLC. Franklin Place Shops — Red, LLC is a manager and owner of commercial real estate assets in northwest Ohio. The senior secured credit facility bears interest at 12% per annum and has a final maturity of March 3, 2014. Of the $5.0 million facility, $3.5 million was funded by other lenders.

Credit Facility

On July 2, 2013, the Company repaid $18.4 million of its outstanding balance on the Credit Facility from unrestricted cash. The current balance of the Credit Facility as of September 11, 2013 is $16.5 million.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2013, 5 debt investments in our portfolio bore interest at a fixed rate, and the remaining 27 debt investments bore interest at variable rates, representing approximately $13.4 million and $67.8 million in principal debt, respectively. The variable rates are based upon the Prime rate or LIBOR.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1% increase in the underlying Prime rate or LIBOR, and no other change in our portfolio as of June 30, 2013. We have also assumed outstanding borrowings by the Company of $50.1 million, with $25.6 million having a floating rate based upon LIBOR. Under this analysis, net investment income would increase by approximately $0.1 million annually. If we had instead assumed a 1% decrease in the underlying Prime rate or LIBOR, net investment income would decrease by approximately $0.1 million. Although management believes that this analysis is indicative of our existing interest rate sensitivity at June 30, 2013, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

We have audited the accompanying consolidated statements of assets and liabilities of Full Circle Capital Corporation (the “Company”), including the consolidated schedules of investments as of June 30, 2013 and 2012, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended June 30, 2013. We have also audited the accompanying consolidated financial highlights for each of the two years in the period ended June 30, 2013, as well as for the periods from August 31, 2010 (commencement of operations) to June 30, 2011 and April 16, 2010 (date of inception) to June 30, 2010. These consolidated financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of June 30, 2013 and 2012, by correspondence with the custodian and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of the Full Circle Capital Corporation as of June 30, 2013 and 2012, the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013, and the consolidated financial highlights for each of the two years in the period ended June 30, 2013 as well as for the periods from April 16, 2010 (commencement of operations) to June 30, 2011 and April 16, 2010 (date of inception, to June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein Kass

Roseland, New Jersey
September 12, 2013

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

		June 30, 2013	June 30, 2012
Assets
Control Investments at Fair Value (Cost of $18,139,543 and $6,639,648, respectively)	(NOTE 2, 9)	$19,115,440	$6,777,511
Affiliate Investments at Fair Value (Cost of $17,954,622 and $6,802,017, respectively)	(NOTE 2, 9)	16,547,903	5,112,142
Non-Control/Non-Affiliate Investments at Fair Value (Cost of $53,220,538 and $85,181,617, respectively)	(NOTE 2, 9)	52,511,158	82,957,117
Total Investments at Fair Value (Cost of $89,314,703 and $98,623,282, respectively)		88,174,501	94,846,770
Cash		18,029,115	639,149
Deposit with Broker		—	2,350,000
Interest Receivable	(NOTE 2)	1,097,970	902,711
Principal Receivable		104,768	513,372
Dividends Receivable		36,705	—
Due from Portfolio Investment		105,030	11,140
Receivable from Notes Offering		2,299,704	—
Prepaid Expenses		61,198	43,053
Other Assets		1,437,273	25,499
Deferred Offering Expenses		86,834	67,685
Deferred Debt Issuance Costs	(NOTE 8)	1,086,895	—
Deferred Credit Facility Fees	(NOTE 8)	543,846	50,000
Total Assets		113,063,839	99,449,379
Liabilities
Due to Affiliate	(NOTE 5)	728,371	580,353
Accounts Payable		471,297	115,741
Accrued Liabilities		10,172	79,651
Due to Broker		—	22,500,041
Dividends Payable		582,842	478,892
Interest Payable		134,167	142,518
Other Liabilities		358,696	140,458
Accrued Offering Expenses		—	19,697
Line of Credit	(NOTE 8)	25,584,147	18,544,660
Notes Payable 8.25% due June 30, 2020	(NOTE 8)	21,145,525	—
Distribution Notes	(NOTE 8)	3,404,583	3,404,583
Total Liabilities		52,419,800	46,006,594
Net Assets		$60,644,039	$53,442,785
Components of Net Assets
Common Stock, par value $0.01 per share (100,000,000 authorized; 7,569,382 and 6,219,382 issued and outstanding, respectively)		$75,694	$62,194
Paid-in Capital in Excess of Par		66,319,579	57,455,232
Distributions in Excess of Net Investment Income		(200,200)	(122,763)
Accumulated Net Realized Losses		(4,410,832)	(175,366)
Accumulated Net Unrealized Losses		(1,140,202)	(3,776,512)
Net Assets		$60,644,039	$53,442,785
Net Asset Value Per Share		$8.01	$8.59

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		Year ended June 30, 2013	Year ended June 30, 2012	Year ended June 30, 2011
Investment Income
Interest Income from Non-Control/Non-Affiliate Investments		$7,400,633	$7,068,048	$5,872,321
Interest Income from Affiliate Investments		1,587,281	1,203,935	1,125,160
Interest Income from Control Investments		1,504,343	708,854	—
Dividend Income from Non-Control/Non-Affiliate Investments		—	—	4,427
Dividend Income from Affiliate Investments		—	—	210,833
Dividend Income from Control Investments		223,474	57,216	—
Other Income from Non-Control/Non-Affiliate Investments	(NOTE 2)	1,136,661	489,882	685,823
Other Income from Affiliate Investments	(NOTE 2)	143,631	155,187	61,073
Other Income from Control Investments	(NOTE 2)	50,000	143,889	—
Total Investment Income		12,046,023	9,827,011	7,959,637
Operating Expenses
Management Fee	(NOTE 5)	1,431,851	1,186,841	969,533
Incentive Fee	(NOTE 5)	1,339,833	1,197,590	1,130,190
Total Advisory Fees		2,771,684	2,384,431	2,099,723
Allocation of Overhead Expenses	(NOTE 5)	310,412	316,173	300,900
Sub-Administration Fees	(NOTE 5)	223,429	312,457	260,381
Officers’ Compensation	(NOTE 5)	300,736	267,153	110,904
Total Administration Fees		834,577	895,783	672,185
Directors’ Fees		124,500	119,500	117,982
Interest Expenses	(NOTE 8)	1,854,495	889,055	525,982
Professional Services Expense		567,126	625,101	300,066
Bank Fees		16,429	12,228	16,135
Tax Expenses		4,369	—	3,515
Other		492,262	381,202	257,999
Organizational Expenses	(NOTE 2)	—	—	178,979
Total Gross Operating Expenses		6,665,442	5,307,300	4,172,566
Management Fee Waiver and Expense Reimbursement		—	(313,792)	(547,308)
Total Net Operating Expenses		6,665,442	4,993,508	3,625,258
Net Investment Income		5,380,581	4,833,503	4,334,379
Net Change in Unrealized Gain (Loss) on Investments		2,636,310	(1,979,965)	(1,796,547)
Net Realized Gain (Loss) on Investments		(4,215,748)	(175,366)	344,482
Net Increase in Net Assets Resulting from Operations		$3,801,143	$2,678,172	$2,882,314
Earnings per Common Share Basic and Diluted	(NOTE 4)	$0.54	$0.43	$0.56
Net Investment Income per Common Share Basic and Diluted		$0.77	$0.78	$0.84
Weighted Average Shares of Common Stock Outstanding Basic and Diluted		7,018,286	6,219,382	5,152,573

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year ended June 30, 2013	Year ended June 30, 2012	Year ended June 30, 2011
Increase in Net Assets Resulting from Operations:
Net Investment Income	$5,380,581	$4,833,503	$4,334,379
Net Change in Unrealized Gain (Loss) on Investments	2,636,310	(1,979,965)	(1,796,547)
Net Realized Gain (Loss) on Investments	(4,215,748)	(175,366)	344,482
Net Increase in Net Assets Resulting from Operations	3,801,143	2,678,172	2,882,314
Dividends to Shareholders	(6,578,309)	(5,709,393)	(4,662,368)
Capital Share Transactions:
Issuance of Common Stock	10,665,000	—	60,425,564
Reinvested Dividends and Distributions	—	—	241,608
Less Offering Costs and Underwriting Fees	(686,580)	—	(2,402,067)
Net Increase in Net Assets Resulting from Capital Share Transactions	9,978,420	—	58,265,105
Total Increase (Decrease) in Net Assets	7,201,254	(3,031,221)	56,485,051
Net Assets at Beginning of Period	53,442,785	56,474,006	(11,045)
Net Assets at End of Period	$60,644,039	$53,442,785	$56,474,006
Capital Share Activity:
Shares issued	1,350,000	—	6,219,282
Shares Outstanding at Beginning of Period	6,219,382	6,219,382	100
Shares Outstanding at End of Period	7,569,382	6,219,382	6,219,382

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Year ended June 30, 2013	Year ended June 30, 2012	Year ended June 30, 2011
Cash Flows from Operating Activities:
Net Increase in Net Assets Resulting from Operations		$3,801,143	$2,678,172	$2,882,314
Adjustments to reconcile Net Increase in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Purchases of Investments		(137,146,751)	(175,349,323)	(138,011,185)
Proceeds from Sale or Refinancing of Investments		142,607,861	161,664,071	126,881,158
Net Realized (Gain) Loss on Investments		4,215,748	175,366	(344,482)
Net Change in Unrealized Loss on Investments		(2,636,310)	1,979,965	1,796,547
Amortization of Discount		(368,279)	(522,732)	(835,861)
Amortization of Deferred Debt Issuance Costs		1,277	—	—
Amortization of Deferred Credit Facility Fees		16,950	—	—
Change in Operating Assets and Liabilities
Deposit with Broker		2,350,000	307,859	(2,657,859)
Interest Receivable		(195,259)	(222,184)	(9,265)
Dividends Receivable		(36,705)	—	143,750
Principal Receivable		408,604	(513,372)	—
Due from Portfolio Investment		(93,890)	(11,140)	—
Prepaid Expenses		(18,145)	(9,411)	(33,642)
Other Assets		(1,411,774)	187,462	(130,317)
Due to Affiliate		148,018	(12,065)	592,418
Accounts Payable		355,556	(548)	116,289
Accrued Liabilities		(69,479)	6,423	73,228
Due to Broker		(22,500,041)	(3,499,591)	25,999,632
Interest Payable		(8,351)	119,157	23,361
Other Liabilities		218,238	(271,713)	126,513
Accrued Organizational Expenses		—	—	(71,284)
Net Cash Provided by (Used in) Operating Activities		(10,361,589)	(13,293,604)	16,541,315
Cash Flows from Financing Activities:
Borrowings Under Credit Facility		98,538,884	74,148,309	36,061,951
Payments Under Credit Facility		(91,499,397)	(55,603,649)	(63,538,183)
Dividends Paid to Shareholders		(6,474,359)	(6,629,862)	(3,021,399)
Deferred Credit Facility Fees		(510,796)	—	(50,000)
Payment of Offering Expenses and Underwriting Fees		(725,426)	(47,988)	(579,196)
Proceeds From Notes Payable		17,757,649	—	—
Proceeds From Shares Issued		10,665,000	—	16,650,000
Net Cash Provided by (Used in) Financing Activities		27,751,555	11,866,810	(14,476,827)
Total Increase (Decrease) in Cash		17,389,966	(1,426,794)	2,064,488
Cash Balance at Beginning of Period		639,149	2,065,943	1,455
Cash Balance at End of Period		$18,029,115	$639,149	$2,065,943
Supplemental Disclosure of Non-Cash Financing Activity:
Assets Purchased for Shares	(NOTE 6)	$—	$—	$73,306,379
Debt Issued to Purchase Shares	(NOTE 6)	$—	$—	$(30,880,815)
Dividends Declared, not yet Paid		$582,842	$478,892	$1,399,361
Accrued Offering Expenses		$—	$19,697	$—
Common Shares (0, 0 and 27,867) Issued in Connection with Dividend Reinvestment Plan		$—	$—	$241,608
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest		$1,844,619	$769,898	$475,995

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2013

Description(1),(2)	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Control Investments(4)
New Media West, LLC	Cable TV Broadband Services
Senior Secured Term Loan, 9.00%, 12/31/2017		$5,079,679	$5,079,679	$5,079,679	8.38%
Limited Liability Company Interestsˆ,(5)		720	3,600,000	4,203,006	6.93%
Total			8,679,679	9,282,685	15.31%
Takoda Resources Inc.	Geophysical Surveying and Mapping Services
Senior Secured Loan – Term Loan, 16.00%, 4/01/2016		$1,469,063	1,469,063	1,469,063	2.42%
Common Stock(6)ˆ		520	—	—	0.00%
Total			1,469,063	1,469,063	2.42%
Texas Westchester Financial, LLC	Consumer Financing
Limited Liability Company Interestsˆ		9,278	905,819	602,154	0.99%
The Finance Company, LLC	Consumer Financing
Senior Secured Loan, 15.00%, 9/30/2015		$4,663,547	4,585,205	4,698,524	7.75%
Limited Liability Company Interests		50	140,414	1,604,577	2.65%
Total			4,725,619	6,303,101	10.40%
TransAmerican Asset Servicing Group, LLC	Asset Recovery Services
Senior Secured Loan, 14.25%, 7/25/2016		$2,400,000	2,359,362	1,458,437	2.40%
Limited Liability Company Interestsˆ,(7)		75	—	—	0.00%
Total			2,359,363	1,458,437	2.40%
Total Control Investments			18,139,543	19,115,440	31.52%
Affiliate Investments(3)
Modular Process Control, LLC	Energy Efficiency Services
Senior Secured Loan – Revolving Loan, 15.00%, 3/28/17		$3,500,000	3,310,894	3,500,000	5.77%
Senior Secured Loan – Term Loan, 15.00%, 3/28/17		$2,500,000	2,342,415	2,407,833	3.97%
Modular Process Control, LLC – Warrants for 8% of the outstanding Class B LLC Interests (at a $0.01 strike price), expire 3/28/23ˆ		1	288,000	161,413	0.27%
Total			5,941,309	6,069,246	10.01%
ProGrade Ammo Group, LLC	Munitions
Senior Secured Revolving Loan, 9.20%, 8/1/2014		$1,907,735	1,907,735	1,907,735	3.14%
Senior Secured Term Loan, 15.20%, 8/1/2014		$5,468,750	5,389,137	4,304,089	7.10%
Warrants for 9.5% of the outstanding LLC interests (at a $10.00 strike price), expire 8/2/2018ˆ		181,240	176,770	—	0.00%
Total			7,473,642	6,211,824	10.24%
SOLEX Fine Foods, LLC; Catsmo, LLC	Food Distributors & Wholesalers
Senior Secured Term Loan, 12.45%, 12/28/2016		$3,900,000	3,801,116	3,859,440	6.37%
Limited Liability Company Interestsˆ,(8)		1	250,000	139,247	0.23%
Warrants for 1.6% of the outstanding LLC interests (strike price 0.01), expire 12/28/2022ˆ,(8)		1	58,055	32,695	0.05%
Total			4,109,171	4,031,382	6.65%
West World Media, LLC(9)	Information and Data Services
Limited Liability Company Interestsˆ		85,210	430,500	235,451	0.39%
Total Affiliate Investments			17,954,622	16,547,903	27.29%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2013

Description(1),(2)	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Other Investments
Attention Transit Advertising Systems, LLC	Outdoor Advertising Services
Senior Secured Loan, 14.50%, 9/30/2016		$2,321,626	2,321,626	2,321,626	3.83%
Background Images, Inc.	Equipment Rental Services
Senior Secured Loan – Term A, 14.70%, 6/28/2015		$1,466,250	1,456,440	1,465,419	2.42%
Senior Secured Loan – Term B, 16.45%, 6/28/2015		$828,750	823,118	783,058	1.29%
Total			2,279,558	2,248,477	3.71%
Blackstrap Broadcasting, LLC	Radio Broadcasting
Senior Secured Loan, 5.00%, 7/31/2014		$3,000,000	3,000,000	2,588,600	4.27%
Subordinated Secured Loan, 16.00%, 7/31/2014		$3,500,000	3,500,000	3,034,383	5.00%
Total			6,500,000	5,622,983	9.27%
Coast Plating, Inc.	Aerospace Parts Plating and Finishing
Senior Secured Loan – Term A, 11.70%, 9/13/2014		$1,401,686	1,401,687	1,412,666	2.33%
Senior Secured Loan – Term B, 12.45%, 9/13/2014		$3,431,714	3,431,714	3,412,268	5.63%
Total			4,833,401	4,824,934	7.96%
CSL Operating, LLC	Industrial Metal Treatings
Senior Secured Loan – Term A, 11.70%, 5/11/2014		$1,866,720	1,863,691	1,860,435	3.07%
Senior Secured Loan – Term B, 11.70%, 5/11/2014		$1,866,720	1,863,691	1,856,142	3.06%
Total			3,727,382	3,716,577	6.13%
Employment Plus, Inc.	Staffing Services
Senior Secured Loan, 12.00%, 10/24/2013		$5,000,000	5,000,000	5,000,000	8.24%
Global Energy Efficiency Holdings, Inc.	Energy Efficiency Services
Senior Secured Revolving Loan, 13.20%, 9/7/2015		$4,444,961	4,439,802	4,523,933	7.46%
Senior Secured Loan, 13.20%, 9/7/2015		$1,000,000	990,088	1,036,900	1.71%
Total			5,429,890	5,560,833	9.17%
iMedX, Inc.	Medical Transcription Services
Senior Secured Revolving Loan, 13.75%, 09/19/2014		$1,578,962	1,578,962	1,685,752	2.78%
Senior Secured Loan – Term A, 13.75%, 09/19/2014		$2,450,686	2,437,028	2,482,790	4.09%
Senior Secured Loan – Term B, 13.75%, 09/19/2014		$1,071,180	1,071,180	1,073,679	1.77%
Total			5,087,170	5,242,221	8.64%
MDU Communications (USA) Inc.	Cable TV Broadband Services
Senior Secured Loan – Tranche A, 12.85%, 12/31/2013		$5,000,000	5,000,000	4,914,000	8.10%
Senior Secured Loan – Tranche C, 10.75%, 12/31/2013		$250,000	250,000	242,642	0.40%
Senior Secured Loan – Tranche D, 9.75%, 12/31/2013		$1,480,000	1,480,000	1,427,213	2.35%
Total			6,730,000	6,583,855	10.85%
Pristine Environments, Inc.	Building Cleaning and Maintenance Services
Senior Secured Loan – Revolving Loan, 12.70%, 3/31/2017		$2,764,801	2,737,585	2,774,017	4.57%
Senior Secured Loan – Term Loan, 12.70%, 3/31/2017		$1,135,000	1,123,828	1,143,437	1.89%
Total			3,861,413	3,917,454	6.46%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2013

Description(1),(2)	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
The Selling Source, LLC	Information and Data Services
Senior Secured Loan, 12.54%, 1/31/2017		$4,000,000	3,964,978	4,000,000	6.60%
US Path Labs, LLC	Healthcare Services
Senior Secured Loan, 14.00%, 3/30/2014		$3,470,000	3,428,973	3,472,198	5.73%
VaultLogix, LLC	Information Retrieval Services
Warrants for Variable% Ownership, (at a $307.855 strike price), expire 1/14/2019ˆ		3,439	56,147	—	0.00%
Total Other Investments			53,220,538	52,511,158	86.59%
Total Investments			$89,314,703	$88,174,501	145.40%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2013

The following table shows the fair value of our portfolio of investments by industry, as of June 30, 2013.

	June 30, 2013
	Investment at Fair Value (dollars in millions)	Percentage of Net Assets
Cable TV/Broadband Services	$15.9	26.16%
Energy Efficiency Services	11.6	19.18
Consumer Financing	6.9	11.39
Munitions	6.2	10.24
Radio Broadcasting	5.6	9.28
Medical Transcription Services	5.2	8.64
Staffing Services	5.0	8.24
Aerospace Parts Plating and Finishing	4.8	7.96
Information and Data Services	4.2	6.98
Food Distributors and Wholesalers	4.0	6.65
Building Cleaning and Maintenance Services	3.9	6.46
Industrial Metal Treatings	3.8	6.13
Healthcare Services	3.6	5.73
Outdoor Advertising Services	2.3	3.83
Equipment Rental Services	2.2	3.71
Geophysical Surveying and Mapping Services	1.5	2.42
Asset Recovery Services	1.5	2.40
Total	$88.2	145.40%

(1)	Our investments are acquired in private transactions exempt from registration under the Securities Act of 1933, therefore are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act of 1933.
(2)	A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to LIBOR or the U.S. prime rate, and which is reset daily, monthly, quarterly or semi-annually. For each debt investment we have provided the interest rate in effect as of June 30, 2013.
(3)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the Investment Company Act of 1940, which are not “Control Investments.” A company is deemed to be an “Affiliate” of Full Circle Capital Corporation if Full Circle Capital Corporation owns 5% or more, but less than 25%, of the voting securities of such company.
(4)	“Control Investments” are investments in those companies that are “Control Investments” of the Company, as defined in the Investment Company Act of 1940. A company is deemed to be a “Control Investment” of Full Circle Capital Corporation if Full Circle Capital Corporation owns more than 25% of the voting securities of such company.
(5)	Full Circle Capital Corporation’s equity investment in New Media West, LLC is held through its wholly-owned subsidiary FC New Media, Inc.
(6)	Full Circle Capital Corporation’s equity investments in Takoda Resources Inc. are held through its wholly-owned subsidiary FC Takoda Holdings, LLC.
(7)	Full Circle Capital Corporation’s equity investment in TransAmerican Asset Servicing Group, LLC is held through its wholly-owned subsidiary TransAmerican Asset Servicing Group, Inc.
(8)	Full Circle Capital Corporation’s equity investments in SOLEX Fine Foods, LLC; Catsmo, LLC are held through its wholly-owned subsidiary FC New Specialty Foods, Inc.
(9)	A portion of Full Circle Capital Corporation’s investment in West World Media, LLC is held through its wholly-owned subsidiary Full Circle West, Inc. The remainder of the LLC interests are held directly by Full Circle Capital Corporation.
**	Interest rate shown reflects yield to maturity at time of purchase.
ˆ	Security is a non-income producing security.

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS(7)
June 30, 2012

Description (1),(2)	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Control Investments(4)
Texas Westchester Financial, LLC	Consumer Financing
Limited Liability Company Interestsˆ		9,278	$905,819	$549,360	1.03%
The Finance Company, LLC	Consumer Financing
Senior Secured Term Loan, 15.00%, 9/30/2015		$5,724,261	5,593,415	5,617,738	10.51%
Limited Liability Company Interests		50	140,414	610,413	1.14%
Totals			5,733,829	6,228,151	11.65%
Total Control Investments			6,639,648	6,777,511	12.68%
Affiliate Investments(5)
West World Media, LLC(6)	Information and Data Services
Limited Liability Company Interestsˆ		85,210	430,500	216,964	0.41%
ProGrade Ammo Group LLC	Munitions
Senior Secured Revolving Loan, 9.24%, 8/1/2014		$383,798	383,798	383,798	0.72%
Senior Secured Term Loan, 15.24%, 8/1/2014		$5,968,750	5,810,949	4,511,380	8.44%
Warrants for 9.5% of the outstanding LLC interests (at a $10.00 strike price), expire 8/2/2018ˆ		181,240	176,770	—	—%
Totals			6,371,517	4,895,178	9.16%
Total Affiliate Investments			6,802,017	5,112,142	9.57%
Other Investments
Attention Transit Advertising Systems, LLC	Outdoor Advertising Services
Senior Secured Loan, 14.50%, 11/1/2012		$2,060,150	2,048,859	1,900,282	3.56%
Background Images, Inc.	Equipment Rental Services
Senior Secured Loan – Term A, 14.74%, 6/28/2014		$2,012,500	1,986,949	2,027,594	3.79%
Senior Secured Loan – Term B, 16.49%, 6/28/2014		$1,137,500	1,122,922	1,123,433	2.10%
Totals			3,109,871	3,151,027	5.89%
Blackstrap Broadcasting, LLC	Radio Broadcasting
Senior Secured Loan, 5.00%, 9/25/2012		$3,000,000	2,959,844	2,850,600	5.33%
Subordinated Secured Loan, 16.00%, 9/25/2012		$3,500,000	3,495,844	3,465,700	6.48%
Totals			6,455,688	6,316,300	11.81%
Coast Plating, Inc.	Aerospace Parts Plating and Finishing
Senior Secured Loan – Term A, 11.74%, 9/13/2014		$1,450,000	1,449,081	1,464,790	2.74%
Senior Secured Loan – Term B, 12.49%, 9/13/2014		$3,550,000	3,540,361	3,484,325	6.52%
Totals			4,989,442	4,949,115	9.26%
CSL Operating, LLC	Industrial Metal Treatings
Senior Secured Loan – Term A, 11.74%, 5/11/2014		$2,000,000	1,993,354	1,957,933	3.66%
Senior Secured Loan – Term B, 11.74%, 5/11/2014		$2,000,000	1,993,354	1,944,400	3.64%
Totals			3,986,708	3,902,333	7.30%
Employment Plus, Inc.	Staffing Services
Senior Secured Loan, 12.00%, 10/24/2013		$5,000,000	5,000,000	5,000,000	9.36%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)(7)
June 30, 2012

Description(1),(2)	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Equisearch Acquisition, Inc.	Asset Recovery Services
Senior Secured Loan, 14.00%, 5/31/2012ˆ		$2,580,201	2,580,201	1,959,363	3.67%
Warrants for 47.9056 shares (at a $0.01 strike price), expire 1/31/2016ˆ		48	225,000	—	—%
Totals			2,805,201	1,959,363	3.67%
European Evaluators, LLC(3)	Art Dealers
Senior Secured Loan, 11.99%, 8/29/2012		$615,000	614,240	614,240	1.15%
iMedX, Inc.	Medical Transcription Services
Senior Secured Revolving Loan, 10.09%, 9/19/2014		$1,298,517	1,295,589	1,298,517	2.43%
Senior Secured Loan – Term A, 15.99%, 9/19/2014		$2,755,000	2,727,654	2,772,448	5.19%
Totals			4,023,243	4,070,965	7.62%
Matt Martin Real Estate Management, LLC	Real Estate Management Services
Senior Secured Loan, 12.99%, 4/30/2015		$4,139,000	4,104,413	4,104,413	7.68%
MDU Communications (USA) Inc.	Cable TV Broadband Services
Senior Secured Loan – Tranche A, 11.85%, 6/30/2013		$5,000,000	5,000,000	4,889,000	9.15%
Senior Secured Loan – Tranche C, 9.75%, 6/30/2013		$250,000	250,000	240,275	0.45%
Senior Secured Loan – Tranche D, 8.75%, 6/30/2013		$1,480,000	1,480,000	1,399,537	2.62%
Warrants for 37,500 shares (at a $6.00 strike price), expire 6/30/2013ˆ		37,500	298	—	—%
Totals			6,730,298	6,528,812	12.22%
The Selling Source, LLC	Information and Data Services
Senior Secured Loan, 12.00%, 12/21/2012		$3,323,508	3,323,508	3,323,508	6.22%
US Path Labs, LLC	Healthcare Services
Senior Secured Loan, 13.00%, 3/30/2014		$3,500,000	3,434,191	3,465,117	6.48%
VaultLogix, LLC	Information Retrieval Services
Warrants for Variable% Ownership, (at a $307.855 strike price), expire 1/14/2019ˆ		3,439	56,147	—	—%
Ygnition Networks, Inc.	Cable TV Broadband Services
Senior Secured Loan, 12.74%, 9/6/2012		$11,999,743	11,999,781	11,171,761	20.90%
United States Treasury
United States Treasury Bill** (0.01)%, 7/5/2012		$22,500,000	22,500,027	22,499,881	42.10%
Total Other Investments			85,181,617	82,957,117	155.22%
Total Investments			$98,623,282	$94,846,770	177.47%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)(7)
June 30, 2012

The following table shows the fair value of our portfolio of investments by industry, as of June 30, 2012, excluding United States Treasury Bills of approximately $22.5 million.

	June 30, 2012
	Investment at Fair Value (dollars in millions)	Percentage of Net Assets
Cable TV/Broadband Services	$17.7	33.12%
Consumer Financing	6.8	12.68
Radio Broadcasting	6.3	11.81
Staffing Services	5.0	9.36
Aerospace Parts Plating and Finishing	4.9	9.26
Munitions	4.9	9.16
Real Estate Management Services	4.1	7.68
Medical Transcription Services	4.1	7.62
Industrial Metal Treatings	3.9	7.30
Information and Data Services	3.5	6.63
Healthcare Services	3.5	6.48
Equipment Rental Services	3.1	5.89
Asset Recovery Services	2.0	3.67
Outdoor Advertising Services	1.9	3.56
Art Dealers	0.6	1.15
Total	$72.3	135.37%

(1)	Our investments are acquired in private transactions exempt from registration under the Securities Act of 1933, therefore are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act of 1933.
(2)	A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to LIBOR or the U.S. prime rate, and which is reset daily, quarterly or semi-annually. For each debt investment we have provided the current interest rate in effect as of June 30, 2012.
(3)	Full Circle Capital Corporation’s loan to European Evaluators, LLC is held through its wholly-owned subsidiary Art Credit Company, LLC.
(4)	“Control Investments” are investments in those companies that are “Control Investments” of the Company, as defined in the Investment Company Act of 1940. A company is deemed to be a “Control Investment” of Full Circle Capital Corporation if Full Circle Capital Corporation owns more than 25% of the voting securities of such company.
(5)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the Investment Company Act of 1940, which are not “Control Investments.” A company is deemed to be an “Affiliate” of Full Circle Capital Corporation if Full Circle Capital Corporation owns 5% or more but less than 25% of the voting securities of such company.
(6)	A portion of Full Circle Capital Corporation’s investments in West World Media, LLC is held through its wholly-owned subsidiary Full Circle West, Inc. The remainder of the LLC interests are held directly by Full Circle Capital Corporation.
(7)	The June 30, 2012 Consolidated Schedule of Investments was reclassified to be consistent with the new format used for the June 30, 2013 Consolidated Schedule of Investments.
**	Interest rate shown reflects yield to maturity at time of purchase.
ˆ	Security is a non-income producing security.

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Note 1. Organization

References herein to “we”, “us” or “our” refer to Full Circle Capital Corporation and Subsidiaries (“Full Circle Capital” or the “Company”) unless the context specifically requires otherwise.

We were formed as Full Circle Capital Corporation, a Maryland corporation, on April 16, 2010 and were funded in an initial public offering, or IPO, completed on August 31, 2010. We are a non-diversified, closed-end investment company that has filed an election to be treated as a business development company, or BDC, under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, we expect to qualify annually as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code. We invest primarily in senior secured term debt issued by smaller and lower middle-market companies. Our investment objective is to generate both current income and capital appreciation through debt and equity investments.

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

The June 30, 2012 Consolidated Financial Statements were reclassified to be consistent with the new format used for the June 30, 2013 Consolidated Financial Statements.

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

Basis of Consolidation

Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are generally precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our financial statements include our accounts and the accounts of Full Circle West, Inc., FC New Media, Inc., TransAmerican Asset Servicing Group, Inc., FC New Specialty Foods, Inc., and FC Takoda Holdings, LLC, our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

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

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Board or the Audit Committee of the Board (the “Audit Committee”), does not represent fair value, are valued as follows:

1.	The quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment;
2.	Preliminary valuation conclusions are then documented and discussed with the Company’s senior management. Independent third-party valuation firms are engaged by, or on behalf of, the Audit Committee to conduct independent appraisals or review management’s preliminary valuations or make their own independent assessment, for certain assets;
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
June 30, 2013

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

Valuation Techniques

Senior and Subordinated Secured Loans

The Company’s portfolio consists primarily of private debt instruments (“Level 3 debt”). The Company considers its Level 3 debt to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, the Board considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as defined above, the Board may evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.

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
June 30, 2013

Note 2. Significant Accounting Policies  – (continued)

Cash

The Company places its cash with J.P. Morgan Chase Bank N.A. and Sovereign Bank, N.A., and at times, cash held in such accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company may invest a portion of its cash in money market funds, within the limitations of the 1940 Act.

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

Structuring fees, excess deal deposits, prepayment fees and similar fees are recognized as Other Income as earned, usually when received. Other fee income, including administrative fees and unused line fees, is included in Other Income. Income from such sources was $1,330,292, $788,958, and $746,896 for the years ended June 30, 2013, 2012, and 2011, respectively.

Federal Income Taxes

The Company has elected to be treated as a RIC under subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of the sum of investment company taxable income (“ICTI”) including PIK, as defined by the Code, and net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) for each taxable year in order to be eligible for tax treatment under subchapter M of the Code. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended June 30, 2013 and 2012, the Company reclassified for book purposes amounts arising from permanent book/tax differences related as follows:

	Year ended June 30, 2013	Year ended June 30, 2012
Capital in excess of par value	$(1,100,573)	$(749,179)
Accumulated undistributed net investment income (loss)	1,120,291	1,093,661
Accumulated net realized gain (loss) from investments	$(19,718)	$(344,482)

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Note 2. Significant Accounting Policies  – (continued)

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended June 30, 2013 and 2012 were as follows:

	Year ended June 30, 2013	Year ended June 30, 2012
Ordinary income	$5,489,254	$4,979,135
Distributions of long-term capital gains	—	—
Return of capital	1,089,055	730,258
Distributions on a tax basis	$6,578,309	$5,709,393

For federal income tax purposes, the tax cost of investments owned at June 30, 2013 and 2012 were approximately $90,254,434 and $98,623,283, respectively. The net unrealized depreciation on investments owned at June 30, 2013 and 2012 were approximately $2,079,933 and $3,776,513, respectively.

At June 30, 2013 and 2012, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Statement of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of certain investments in partnerships and wholly-owned subsidiary corporations, fee income and organizational expenses, as follows:

	As of June 30, 2013	As of June 30, 2012
Accumulated capital gains (losses)	$(3,471,100)	$(175,366)
Unrealized appreciation (depreciation)	(2,079,933)	(3,776,512)
Components of distributable earnings at year end	$(5,551,033)	$(3,951,879)

For the years ended June 30, 2013 and 2012, the net capital loss carryfowards were $3,471,100 and $175,366, respectively.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the consolidated statement of operations. There were no material uncertain income tax positions at June 30, 2013. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company remains subject to examination by the Internal Revenue Service for the initial tax year ending June 30, 2011 and all future years.

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
June 30, 2013

Note 2. Significant Accounting Policies  – (continued)

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

Organizational Expenses and Offering Costs

The Company did not incur organizational expenses during the years ended June 30, 2013, and 2012. During the year ended June 30, 2011 the company incurred organizational expenses of $178,979. The Company complies with the requirements of ASC 340-10-S99-1, “Expenses of Offering”. Deferred offering costs consist principally of legal and audit costs incurred through the balance sheet date that are related to an offering of equity securities. Such costs are charged against the gross proceeds of the offering or will be charged to the Company’s operations if the offering is not completed. Offering expenses related to the Company’s November 27, 2012 and August 31, 2010 offerings were $153,330 and $1,052,067, respectively.

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

Recent Accounting Pronouncements

In January 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). ASU 2013-01 limits the scope of the new balance sheet offsetting disclosure requirements to derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and certain securities borrowing and lending arrangements. Public companies are required to apply ASU 2013-01 prospectively for interim and annual reporting periods beginning after January 1, 2013.

In June 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-08, Financial Services — Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 amends the criteria that define an investment company, clarifies the measurement guidance and requires certain additional disclosures. Public companies are required to apply ASU 2013-08 prospectively for interim and annual reporting periods beginning after December 15, 2013.

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (“ASU 2013-04”). ASU 2013-04 provides additional guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. Public companies are required to apply ASU 2013-04 prospectively for interim and annual reporting periods beginning after December 15, 2013.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Note 2. Significant Accounting Policies  – (continued)

The Company does not believe that the adoption of any recently issued accounting standards will have a material impact on its current financial position and results of operations.

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

As of June 30, 2013, we had approximately $5.9 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.

Note 4. Earnings (Loss) per Common Share

The following information sets forth the computation of basic and diluted earnings (loss) per common share for the years ended June 30, 2013, June 30, 2012, and June 30, 2011:

	Year ended June 30, 2013	Year ended June 30, 2012	Year ended June 30, 2011
Per Share Data(1):
Net Increase in Net Assets Resulting from Operations	$3,801,143	$2,678,172	$2,882,314
Average weighted shares outstanding for period	7,018,286	6,219,382	5,152,573
Basic and diluted earnings per common share	$0.54	$0.43	$0.56

(1)	Per share data based on weighted average shares outstanding.

Note 5. Related Party Agreements and Transactions

Investment Advisory Agreement

On June 24, 2013, the Board re-approved an investment advisory agreement (the “Investment Advisory Agreement”) with Full Circle Advisors, LLC (the “Adviser”) under which the Adviser, subject to the overall supervision of our Board, manages the day-to-day operations of, and provides investment advisory services to, us. Under the terms of the Investment Advisory Agreement, our Adviser: (i) determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes, (ii) identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and (iii) closes and monitors investments we make.

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
June 30, 2013

Note 5. Related Party Agreements and Transactions  – (continued)

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

The total base management fees earned by the Adviser for the years ended June 30, 2013, 2012, and 2011, respectively, were, $1,431,851, $1,186,841 and $969,533, respectively, after adjusting for the waivers of $0, $28,124 and $138,505, respectively. The total base management fee payable to the Adviser as of June 30, 2013, 2012, and 2011 was $389,945, $308,271 and $310,809 after reflecting payment of $1,350,177, $1,189,379 and $520,219 for the years ended June 30, 2013, 2012, and 2011, and is included in the Consolidated Statement of Assets and Liabilities in Due to Affiliate.

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
June 30, 2013

Note 5. Related Party Agreements and Transactions  – (continued)

These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees with respect to each of the investments in our portfolio, provided that, the incentive fee determined as of December 31, 2010 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the inception of Full Circle Capital. There were no incentive fees paid on realized capital gains for the years ended June 30, 2013, 2012, and 2011, respectively.

Income incentive fees of $1,339,833, $1,197,590 and $1,130,190 were earned by the Adviser for the years ended June 30, 2013, 2012, and 2011, respectively, and the total income incentive fee payable to the Adviser as of June 30, 2013, 2012, and 2011 was $338,426, $272,082 and $281,609, after reflecting payment of $1,273,489, $1,207,117 and $848,581 during the years ended June 30, 2013, 2012, and 2011, respectively, and is included in the Consolidated Statement of Assets and Liabilities in Due to Affiliate.

The Adviser had agreed to reimburse the Company for any operating expenses, excluding interest expenses, investment advisory and management fees, and organizational and offering expenses, in excess of 2% of our net assets for the first twelve months following the completion of the initial public offering, which occurred on August 31, 2010. This agreement was extended through September 30, 2011, and equated to an accrual offset against the Advisor’s management fee of $285,668 and $408,803 for the years ended June 30, 2012 and 2011, respectively. There was no offset for the year ended June 30, 2013.

Administration Agreement

On June 24, 2013, the Board re-approved an Administration Agreement with the Administrator under which the Administrator, among other things, furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of Full Circle Service Company’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the compensation of our chief financial officer and our allocable portion of the compensation of any administrative support staff employed by the Administrator, directly or indirectly. Under the Administration Agreement, the Administrator will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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
June 30, 2013

Note 5. Related Party Agreements and Transactions  – (continued)

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

For the years ended June 30, 2013, 2012, and 2011, respectively, the Company incurred $834,577, $895,783 and $672,185, respectively, of expenses under the Administration Agreement, $223,429, $312,457 and $260,381, respectively, of which were earned by the Sub-Administrator and $300,736, $267,153 and $110,904, respectively, were paid for officers’ compensation. The remaining $310,412, $316,173 and $300,900, respectively, were recorded as an Allocation of Overhead Expenses to the Administrator in the Consolidated Statement of Operations.

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. With regard to the Control Investments in Texas Westchester Financial, LLC, New Media West, LLC, TransAmerican Asset Servicing Group, LLC and The Finance Company, LLC, the Company has provided managerial assistance during the period for which no fees were charged. Our Chief Executive Officer and President, John Stuart, currently serves as a director of The Finance Company, LLC, New Media West, LLC and Takoda Resources Inc. Lawrence Chua, a Vice President of Full Circle Advisors, serves on the board of Takoda Resources Inc. During the year ended June 30, 2013, only Background Images, Inc. and Solex Fine Foods, LLC; Catsmo, LLC had accepted our offer for such services. No fees were charged to Background Images, Inc. or Solex Fine Foods, LLC; Catsmo, LLC for such services.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Note 7. Financial Highlights

	Year Ended June 30, 2013		Year Ended June 30, 2012		For the period from August 31, 2010 (commencement of operations) to June 30, 2011		For the period from April 16, 2010 (date of inception) to June 30, 2010
Per Share Data(1):
Net asset value at beginning of period	$8.59		$9.08		$9.40		$15.00	(6)
Dilution from offering	(0.18	)(2)
Offering costs	(0.02)		—		(0.04)
Net investment income (loss)	0.77		0.78		0.70		(125.45)
Change in unrealized gain (loss)	0.37		(0.32)		(0.29)
Realized gain (loss)	(0.60)		(0.03)		0.06
Dividends declared	(0.92)		(0.92)		(0.75)
Net asset value at end of period	$8.01		$8.59		$9.08		$(110.45)
Per share market value at end of period	$7.83		$7.65		$7.90		$(110.45)
Total return based on market value	15.12	%(4)	8.71	%(4)	(4.03	)%(3)	(836.33	)%(7)
Total return based on net asset value	4.94	%(4)	6.20	%(4)	5.62	%(3)	(836.33	)%(7)
Shares outstanding at end of period	7,569,382		6,219,382		6,219,382		100
Weighted average shares outstanding for period	7,018,286		6,219,382		6,206,824		100
Ratio/Supplemental Data:
Net assets at end of period	$60,644,039		$53,442,785		$56,474,006		$(11,045)
Average net assets	$57,842,601		$55,531,518		$57,455,987		$(4,773)
Annualized ratio of gross operating expenses to average net assets(5)	11.52%		9.56%		8.49%		1,279.28%
Annualized ratio of net operating expenses to average net assets(5)	11.52%		8.99%		7.34%		1,279.28%
Annualized ratio of net investment income to average net assets(5)	9.30%		8.70%		9.29%		(1,279.28)%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets(5)	3.53%		3.15%		2.00%		1,279.28%

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Dilution from offering is based on the change in net asset value from a follow on offering on November 27, 2012.
(3)	Total return based on market value is based on the change in market price per share assuming an investment at the initial public offering price of $9.00 per share and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.
(4)	Total return based on market value is based on the change in market price per share and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.
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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Note 7. Financial Highlights  – (continued)

operations) to June 30, 2011 the Company incurred $102,609 of organizational expenses, which were deemed to be non-recurring. For the period from April 16, 2010 to June 30, 2010, the Company incurred $12,500 of Organizational Expenses, which were deemed to be non-recurring.
(6)	For the period from April 16, 2010 (date of inception) to June 30, 2010, the net asset value of the Company’s common stock at issuance was $15.00.
(7)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on market value is the same as total return based on net asset value as our shares were not publicly traded from inception through June 30, 2010. The total returns are not annualized.

Note 8. Long Term Liabilities

Line of Credit

On August 31, 2010, the Company entered into the “First Capital Credit Facility” with FCC, LLC d/b/a First Capital. The facility size was $35 million and was initially scheduled to expire in January 2012. On January 27, 2012, the Company extended the First Capital Credit Facility through July 31, 2012. On July 31, 2012, the Company extended the First Capital Credit Facility though October 31, 2012. On October 31, 2012, the Company extended the First Capital Credit Facility through December 31, 2013. Under the First Capital Credit Facility, base rate borrowings bore interest at LIBOR (0.246% at June 30, 2012) plus 5.50%, subject to a floor. The Company incurred unused line, average usage and other fees related to the First Capital Credit Facility. The First Capital Credit Facility was secured by all of the assets of the Company. Under the First Capital Credit Facility, the Company was required to satisfy several financial covenants, including maintaining a minimum level of stockholders’ equity, a maximum level of leverage and minimum asset coverage and earnings. In addition, the Company was required to comply with other general covenants, including with respect to indebtedness, liens, restricted payments and mergers and consolidations.

On June 3, 2013, the Company entered into the “Credit Facility” with Sovereign Bank, N.A. The facility size is $32.5 million and replaced the Company’s First Capital Credit Facility.

The Credit Facility matures on June 3, 2016 and bears interest based on a tiered rate structure, depending upon utilization, ranging from 1-month LIBOR to 3-month LIBOR plus 3.25% to 4.00% per annum, or from Sovereign Bank’s prime rate plus 1.25% to 2.00% per annum, based on the Company’s election. As of June 30, 2013, the 1-month LIBOR to 3-month LIBOR rates respectively were: 0.19%, 0.24%, and 0.27%. As of June 30, 2013, the prime rate was 3.25%. In addition, a fee of 0.50% per annum is charged on unused amounts under the Credit Facility. The Credit Facility is secured by all of the Company’s assets. Under the Credit Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, reporting requirements and other customary requirements, including a minimum balance sheet leverage ratio, for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature.

At June 30, 2013 and June 30, 2012, the Company had outstanding borrowings of $25,584,147 under the Credit Facility, and $18,544,660, under the First Capital Credit Facility, respectively, which amounts are included in the Consolidated Statement of Assets and Liabilities.

Distribution Notes

On August 31, 2010, the Company entered into multiple senior unsecured notes (the “Distribution Notes”). The Distribution Notes consist of $3,404,583 in senior unsecured notes, which bear interest at a rate of 8% per annum, payable quarterly in cash, and are scheduled to mature on February 28, 2014. The Distribution Notes are callable by the Company at any time, in whole or in part, at a price of 100% of their principal amount, plus accrued and unpaid interest. The Distribution Notes subject Full Circle Capital to customary covenants, including, among other things, a restriction on incurring any debt on a junior lien basis,

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Note 8. Long Term Liabilities  – (continued)

or any debt that is contractually subordinated in right of payment to any other debt unless it is also subordinated to the Distribution Notes on substantially identical terms. The agreement under which the Distribution Notes were issued contains customary events of default. At June 30, 2013 and June 30, 2012, the Company had a balance of $3,404,583 on the Distribution Notes, which is included in the Consolidated Statement of Assets and Liabilities (See Note 11).

Notes Payable

On June 28, 2013, the Company issued $21,145,525 in aggregate principal amount of 8.25% Notes due 2020, the “Notes”, (including a partial exercise of the underwriters’ overallotment option in July 2013) for net proceeds of $20,284,704 after deducting underwriting commissions of approximately $860,822 and offering expenses of $227,350 that are being amortized over the term of the notes in accordance with ASC 470 Debt. As of June 30, 2013, of the total $1,088,172 incurred, $1,086,895 remains to be amortized and is included within deferred debt issuance costs on the consolidated statements of assets and liabilities.

The Notes were issued pursuant to an indenture, dated June 3, 2013, as supplemented by the first supplemental indenture, dated June 28, 2013 (collectively, the “Indenture”), between the Company and U.S. Bank National Association (the “Trustee”). The Notes are unsecured obligations of the Company and rank senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that is later secured) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries or financing vehicles. Interest on the Notes is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 8.25% per annum, beginning September 30, 2013. The Notes mature on June 30, 2020 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after June 30, 2016. The Notes are listed on the Nasdaq Global Market under the trading symbol “FULLL” with a par value of $25.00 per share.

The Indenture contains certain covenants, including covenants requiring compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. The Company may repurchase the Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Notes repurchased by the Company may, at the Company’s option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the Indenture. As of June 30, 2013, the Company had not repurchased any of the Notes in the open market. At June 30, 2013 and June 30, 2012, the Company had a balance of $21,145,525 and $0 on the Notes, which is included in the Consolidated Statement of Assets and Liabilities.

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Note 9. Fair Value Measurements  – (continued)

The following table presents information about the Company’s assets measured at fair value as of June 30, 2013 and June 30, 2012, respectively:

As of June 30, 2013

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$—	$81,195,958	$81,195,958
Investments in private companies, at fair value	—	—	6,784,435	6,784,435
Investments in securities, at fair value	—	—	194,108	194,108
	$—	$—	$88,174,501	$88,174,501

As of June 30, 2012

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$—	$70,970,152	$70,970,152
US Treasury Securities, at fair value(1)	22,499,881	—	—	22,499,881
Investments in private companies, at fair value	—	—	1,376,737	1,376,737
	$22,499,881	$—	$72,346,889	$94,846,770

(1)	U.S. Treasury Securities were purchased and temporarily held in connection with compliance with RIC diversification requirements under Subchapter M of the Code.

During the year ended June 30, 2013 and the year ended June 30, 2012, there were no transfers in or out of levels.

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Note 9. Fair Value Measurements  – (continued)

Changes in Level 3 assets measured at fair value for the year ended June 30, 2013 and for the year ended June 30, 2012 are as follows:

	Year ended June 30, 2013
	Beginning Balance July 1, 2012	Accretion of Original Issue Discount	Realized & Unrealized Gains (Losses)	Purchases	Sales And Settlements	Ending Balance June 30, 2013	Change in Unrealized Gains (Losses) for Investments still held at June 30, 2013
Assets
Senior and Subordinated Loans, at fair value	$70,970,152	$358,947	$(2,974,512)	$70,949,232	$(58,107,861)	$81,195,958	$(443,443)
Investments in private companies, at fair value	1,376,737	—	1,557,697	3,850,001	—	6,784,435	1,557,697
Investments in securities, at fair value	—	—	(151,948)	346,056	—	194,108	(151,947)
	$72,346,889	$358,947	$(1,568,763)	$75,145,289	$(58,107,861)	$88,174,501	$962,307

	Year ended June 30, 2012
	Beginning Balance July 1, 2011	Accretion of Original Issue Discount	Realized & Unrealized Gains (Losses)	Purchases	Sales And Settlements	Ending Balance June 30, 2012	Change in Unrealized Gains (Losses) for Investments still held at June 30, 2012
Assets
Senior and Subordinated Loans, at fair value	$55,537,458	$523,307	$(2,407,353)	$55,031,538	$(37,714,798)	$70,970,152	$(2,976,991)
Investments in private companies, at fair value	1,197,384	—	488,939	140,414	(450,000)	1,376,737	791,672
Investments in securities, at fair value	59,561	—	(236,331)	176,770	—	—	(236,331)
	$56,794,403	$523,307	$(2,154,745)	$55,348,722	$(38,164,798)	$72,346,889	$(2,421,650)

Realized and unrealized gains and losses are included in net realized gain (loss) on investments and net change in unrealized gain (loss) on investments in the consolidated statements of operations. The change in unrealized gains for Level 3 investments still held at June 30, 2013 of $962,307 is included in net change in net unrealized gain on investments in the consolidated statement of operations for the year ended June 30, 2013. The change in unrealized loss for Level 3 investments still held at June 30, 2012 of $2,421,650 is included in net change in net unrealized loss on investments in the consolidated statement of operations for the year ended June 30, 2012.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Note 9. Fair Value Measurements  – (continued)

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2013:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)
Secured debt	$78,268,458	Discounted cash flows (income approach)	Discount Rate	2.00% – 37.53% (14.56)%
Equity	6,376,389	Market comparable companies (market approach)	EBITDA multiple	3.50 – 7.50 (4.95)
Debt or Equity subject to liquidation	2,060,591	Liquidation Value	Asset Value	N/A
Secured Debt	1,469,063	Precedent Transactions	Cost Basis	N/A
Total investments	$88,174,501

(1)	The average values were determined using the weighted average of the fair value of the investments in each investment category.

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2012:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)
Secured debt	$69,010,789	Discounted cash flows (income approach)	Discount Rate	3% – 33% (17%)
Equity	827,377	Market comparable companies (market approach)	EBITDA multiple	3.5 – 7.5 (4.5)
Debt or Equity subject to liquidation	2,508,723	Liquidation Value	Asset Value	N/A
Total investments	$72,346,889

(1)	The average values were determined using the weighted average of the fair value of the investments in each investment category.

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
June 30, 2013

Note 9. Fair Value Measurements  – (continued)

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

As described in the chart below, the value of a warrant has two components: time value and intrinsic value. A warrant has a limited life and expires on a certain date. As a warrant’s expiration date approaches, the time value of the warrant will decline. In addition, if the stock underlying the warrant declines in price, the intrinsic value of an “in the money” warrant will decline. Further, if the price of the stock underlying the warrant does not exceed the strike price of the warrant on the expiration date, the warrant will expire worthless. As a result, there is the potential for the entire value of an investment in a warrant to be lost.

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

Volume of Derivative Activities

At June 30, 2013, the notional amounts and number of warrants, categorized by primary underlying risk, are as follows:

	Long Exposure		Short Exposure
	Notional Amounts	Number of Warrants	Notional Amounts	Number of Warrants
Primary Underlying Risk
Equity Price Warrants(a),(b)	$194,108	184,681	$2,101,503	1

(a)	Notional amounts presented for warrants are based on the fair value of the underlying shares as if the warrants were exercised at June 30, 2013.
(b)	The written warrant is on 360 of the Company’s 720 limited liability company interests in New Media West, LLC and has a strike price of $3,000,000, which increases over time to $3,500,000. This warrant expires on December 18, 2019.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Note 11. Subsequent Events

Personnel Changes

On September 9, 2013, the Company’s Board of Directors appointed Michael J. Sell to succeed William E. Vastardis as the Company’s Chief Financial Officer, Secretary and Treasurer, effective September 30, 2013. Mr. Vastardis has determined to resign from such positions to focus on Vastardis Fund Services LLC, the Company’s sub-administrator (the “Sub-Administrator”) where he serves as President and Chief Executive Officer. He will continue to serve the Company as Assistant Treasurer and Assistant Secretary.

Dividend

On September 9, 2013, the Board of Directors declared monthly dividends of $0.077, $0.077 and $0.077 per share payable on November 15, 2013 for holders of record at October 31, 2013, December 13, 2013 for holders of record at November 29, 2013 and January 15, 2014 for holders of record at December 31, 2013.

Distribution Notes

On July 3, 2013, the Company repaid the entire $3.4 million of outstanding Distribution Notes at par plus accrued interest.

Recent Portfolio Activity

On August 1, 2013, the Company funded $4.5 million of a $9.0 million senior secured credit facility to Infinite Aegis Group, LLC. Infinite Aegis Group, LLC is a provider of revenue cycle management services to healthcare service providers including large hospital systems and doctor-owned clinics, and owns and operates urgent care and occupational care centers in Colorado. The senior secured credit facility bears annual interest at one-month LIBOR plus 12% and has a final maturity of July 31, 2017. Of the $9.0 million facility, $4.0 million was funded by another lender.

On September 4, 2013, the Company funded $1.5 million of a $5.0 million senior secured credit facility to Franklin Place Shops — Red, LLC. Franklin Place Shops — Red, LLC is a manager and owner of commercial real estate assets in northwest Ohio. The senior secured credit facility bears interest at 12% per annum and has a final maturity of March 3, 2014. Of the $5.0 million facility, $3.5 million was funded by other lenders.

Credit Facility

On July 2, 2013, the Company repaid $18.4 million of its outstanding balance on the Credit Facility from unrestricted cash. The current balance of the Credit Facility as of September 11, 2013 is $16.5 million.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Note 12. Selected Quarterly Financial Data (Unaudited)

	Total Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
September 30, 2010	$867,582	$0.42	$306,783	$0.15	$(99,791)	$(0.05)	$206,992	$0.10
December 31, 2010	2,678,197	0.43	1,495,125	0.24	(137,707)	(0.02)	1,357,418	0.22
March 31, 2011	2,305,423	0.37	1,361,635	0.22	(799,361)	(0.13)	562,274	0.09
June 30, 2011	2,108,426	0.34	1,170,836	0.19	(415,206)	(0.07)	755,630	0.12
September 30, 2011	2,558,243	0.41	1,544,342	0.25	54,991	0.01	1,599,333	0.26
December 31, 2011	2,398,665	0.39	1,098,640	0.18	(846,099)	(0.14)	252,541	0.04
March 31, 2012	2,388,960	0.38	1,118,574	0.18	405,240	0.07	1,523,814	0.25
June 30, 2012	2,481,143	0.40	1,071,947	0.17	(1,769,463)	(0.28)	(697,516)	(0.11)
September 30, 2012	2,773,303	0.45	1,238,245	0.20	(343,354)	(0.06)	894,891	0.14
December 31, 2012	3,099,599	0.46	1,465,650	0.22	(1,893,852)	(0.28)	(428,202)	(0.06)
March 31, 2013	2,843,041	0.38	1,312,164	0.18	168,654	0.02	1,480,818	0.20
June 30, 2013	3,330,080	0.44	1,364,522	0.18	489,114	0.06	1,853,636	0.24

(1)	Per share amounts are calculated using weighted average shares outstanding during the period.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

As of June 30, 2013 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)  Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2013. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of June 30, 2013 based on the criteria in Internal Control — Integrated Framework issued by COSO.

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

(d)  Changes in Internal Controls Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of the year ending June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 11.  Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

a.  Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b.  Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement(2)
3.2	Bylaws(1)
4.1	Form of Common Stock Certificate(1)
4.2	Form of Note Agreement for Distribution Notes(1)
4.3	Form of Distribution Note(1)
4.4	Indenture, dated as of June 3, 2013(6)
4.5	Form of First Supplemental Indenture(7)
4.6	Form of Global Note (included as Exhibit A to the Form of First Supplemental Indenture)(7)
10.1	Form of Dividend Reinvestment Plan(1)
10.2	Investment Advisory Agreement by and between Registrant and Full Circle Advisors, LLC(1)
10.3	Administration Agreement by and between Registrant and Full Circle Service Company, LLC(1)
10.4	Credit Agreement by and among Registrant, Sovereign Bank, N.A., as agent, and the lenders party thereto, dated as of June 3, 2013(5)
10.5	Pledge Agreement by Registrant in favor of Sovereign Bank, N.A., as agent, dated as of June 3, 2013(5)
10.6	Security Agreement by Registrant in favor of Sovereign Bank, N.A., as agent, dated as of June 3, 2013(5)
10.7	Form of Indemnification Agreement by and between Registrant and each of its directors(1)
10.8	Trademark License Agreement by and between Registrant and Full Circle Advisors, LLC(1)
10.9	Form of Purchase and Sale Agreement by and between Registrant, Full Circle Partners, LP, Full Circle Fund, Ltd., Full Circle Offshore, LLC, and FCC, LLC d/b/a First Capital(2)
11	Computation of Per Share Earnings (included in the notes to the audited financial statements contained in this report).
14.1	Code of Ethics*
14.2	Code of Business Conduct*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-166302) filed on August 5, 2010.
(2)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File No. 333-166302) filed on August 26, 2010.
(3)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-180321) filed on July 13, 2012.
(4)	Incorporated by reference to the Registrant’s registration statement on Form N-2 (File No. 333-187207) filed on March 12, 2013.

(5)	Incorporated by reference to Registrant’s current report on Form 8-K (File No. 814-00809) filed on June 4, 2013.
(6)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 1 (File No. 333-188280) filed on June 11, 2013.
(7)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-188280) filed on June 19, 2013.
*	Filed herewith.

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

FULL CIRCLE CAPITAL CORPORATION

Date: September 12, 2013	/s/ John E. Stuart John E. Stuart, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: September 12, 2013	/s/ John E. Stuart John E. Stuart, Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)
Date: September 12, 2013	/s/ William E. Vastardis William E. Vastardis, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: September 12, 2013	/s/ Mark C. Biderman Mark C. Biderman, Director
Date: September 12, 2013	/s/ Edward H. Cohen Edward H. Cohen, Director
Date: September 12, 2013	/s/ Thomas A. Ortwein, Jr. Thomas A. Ortwein, Jr., Director