Form 10-Q
period 2013-09-30
Full Circle Capital Corp
filed 2013-11-07
CIK 1490013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of November 7, 2013 was 7,569,382.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

		September 30, 2013	June 30, 2013
		Unaudited	Audited
Assets
Control Investments at Fair Value (Cost of $18,410,567 and $18,139,543, respectively)	(NOTE 2, 9)	$19,807,387	$19,115,440
Affiliate Investments at Fair Value (Cost of $18,115,216 and $17,954,622, respectively)	(NOTE 2, 9)	15,297,932	16,547,903
Non-Control/Non-Affiliate Investments at Fair Value (Cost of $77,058,614 and $53,220,538, respectively)	(NOTE 2, 9)	74,515,985	52,511,158
Total Investments at Fair Value (Cost of $113,584,397 and $89,314,703, respectively)		109,621,304	88,174,501
Cash		99,147	18,029,115
Deposit with Broker		2,500,000	—
Interest Receivable	(NOTE 2)	1,218,420	1,097,970
Principal Receivable		276,386	104,768
Dividends Receivable		34,411	36,705
Due from Affiliate		58,122	—
Due from Portfolio Investment		49,488	105,030
Receivable from Notes Offering		—	2,299,704
Prepaid Expenses		175,857	61,198
Other Assets		755,158	1,437,273
Deferred Offering Expenses		88,182	86,834
Deferred Debt Issuance Costs	(NOTE 8)	1,066,158	1,086,895
Deferred Credit Facility Fees	(NOTE 8)	513,546	543,846
Total Assets		116,456,179	113,063,839
Liabilities
Due to Affiliate	(NOTE 5)	725,691	728,371
Accounts Payable		66,781	471,297
Accrued Liabilities		9,000	10,172
Due to Broker		15,000,180	—
Dividends Payable		582,842	582,842
Interest Payable		51,198	134,167
Other Liabilities		314,343	358,696
Line of Credit	(NOTE 8)	21,922,256	25,584,147
Notes Payable 8.25% due June 30, 2020	(NOTE 8)	21,145,525	21,145,525
Distribution Notes	(NOTE 8)	—	3,404,583
Total Liabilities		59,817,816	52,419,800
Net Assets		$56,638,363	$60,644,039
Components of Net Assets
Common Stock, par value $0.01 per share (100,000,000 authorized; 7,569,382 issued and outstanding)		$75,694	$75,694
Paid-in Capital in Excess of Par		66,319,579	66,319,579
Distributions in Excess of Net Investment Income		(704,500)	(200,200)
Accumulated Net Realized Losses		(5,089,317)	(4,410,832)
Accumulated Net Unrealized Losses		(3,963,093)	(1,140,202)
Net Assets		$56,638,363	$60,644,039
Net Asset Value Per Share		$7.48	$8.01

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Investment Income
Interest Income from Non-Control/Non-Affiliate Investments		$1,881,138	$2,019,984
Interest Income from Affiliate Investments		653,718	279,941
Interest Income from Control Investments		457,904	279,173
Dividend Income from Control Investments		34,411	34,097
Other Income from Non-Control/Non-Affiliate Investments		173,471	144,027
Other Income from Affiliate Investments	(NOTE 2)	5,044	3,581
Other Income from Control Investments	(NOTE 2)	12,500	12,500
Total Investment Income	(NOTE 2)	3,218,186	2,773,303
Operating Expenses
Management Fee	(NOTE 5)	409,258	334,036
Incentive Fee	(NOTE 5)	314,739	307,932
Total Advisory Fees		723,997	641,968
Allocation of Overhead Expenses	(NOTE 5)	63,830	56,756
Sub-Administration Fees	(NOTE 5)	50,000	73,429
Officers’ Compensation	(NOTE 5)	75,338	75,194
Total Costs Incurred Under Administration Agreement		189,168	205,379
Directors’ Fees		28,625	28,625
Interest Expense	(NOTE 8)	720,977	396,495
Professional Services Expense		195,861	165,161
Bank Fees		13,846	3,090
Other		101,485	94,340
Total Operating Expenses		1,973,959	1,535,058
Net Investment Income		1,244,227	1,238,245
Net Change in Unrealized Gain (Loss) on Investments		(2,822,891)	517,313
Net Realized Gain (Loss) on:
Investments		(678,553)	(860,667)
Foreign Currency Transactions		68	—
Net Realized Gain (Loss)		(678,485)	(860,667)
Net Increase (Decrease) in Net Assets Resulting from Operations		$(2,257,149)	$894,891
Earnings (loss) per Common Share Basic and Diluted	(NOTE 4)	$(0.30)	$0.14
Net Investment Income per Common Share Basic and Diluted	(NOTE 7)	$0.16	$0.20
Weighted Average Shares of Common Share Outstanding Basic and Diluted		7,569,382	6,219,382

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Increase (Decrease) in Net Assets Resulting from Operations:
Net Investment Income	$1,244,227	$1,238,245
Net Change in Unrealized Gain (Loss) on Investments	(2,822,891)	517,313
Net Realized Gain (Loss) on:
Investments	(678,553)	(860,667)
Foreign Currency Transactions	68	—
Net Realized Gain (Loss)	(678,485)	(860,667)
Net Increase (Decrease) in Net Assets Resulting from Operations	(2,257,149)	894,891
Dividends to Shareholders	(1,748,527)	(1,436,677)
Total Decrease in Net Assets	(4,005,676)	(541,786)
Net Assets at Beginning of Period	60,644,039	53,442,785
Net Assets at End of Period	$56,638,363	$52,900,999
Capital Share Activity:
Shares issued	—	—
Shares Outstanding at Beginning of Period	7,569,382	6,219,382
Shares Outstanding at End of Period	7,569,382	6,219,382

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended September 30, 2013	Three months ended September 30, 2012
Cash Flows from Operating Activities:
Net Increase (Decrease) in Net Assets Resulting from Operations	$(2,257,149)	$894,891
Adjustments to Reconcile Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Used in Operating Activities
Purchases of Investments	(35,002,060)	(36,438,364)
Proceeds from Sale or Refinancing of Investments	10,134,420	30,591,557
Realized (Gain) Loss on:
Investments	678,553	860,667
Foreign Currency Transactions	(68)	—
Net Change in Unrealized (Gain) Loss on Investments	2,822,891	(517,313)
Amortization of Discount	(80,539)	(112,444)
Amortization of Deferred Debt Issuance Costs	39,840	—
Amortization of Deferred Credit Facility Fees	60,614	—
Change in Operating Assets and Liabilities
Deposit with Broker	(2,500,000)	(402,519)
Interest Receivable	(120,450)	(62,729)
Principal Receivable	(171,618)	(718,436)
Dividends Receivable	2,294	(34,097)
Due from Affiliate	(58,122)	(37,335)
Due from Portfolio Investment	55,542	11,140
Prepaid Expenses	(114,659)	(116,962)
Other Assets	682,115	(2,055)
Due to Affiliate	(2,680)	62,919
Accounts Payable	(404,516)	77,249
Accrued Liabilities	(1,172)	(56,441)
Due to Broker	15,000,180	2,500,563
Interest Payable	(82,969)	17,148
Other Liabilities	(44,353)	(133,531)
Net Cash Used in Operating Activities	(11,363,906)	(3,616,092)
Cash Flows from Financing Activities:
Borrowings Under Credit Facility	36,643,727	14,182,849
Payments Under Credit Facility	(40,305,618)	(9,678,932)
Dividends Paid to Shareholders	(1,748,527)	(1,436,677)
Proceeds from Notes Payable	2,299,704	—
Deferred Credit Facility Fees	(30,314)	—
Deferred Debt Issuance Costs	(19,103)	—
Payment of Distribution Notes	(3,404,583)	—
Payment of Offering Expenses	(1,348)	(23,793)
Net Cash (Used in) Provided by Financing Activities	(6,566,062)	3,043,447
Total Decrease in Cash	(17,929,968)	(572,645)
Cash Balance at Beginning of Period	18,029,115	639,149
Cash Balance at End of Period	$99,147	$66,504
Supplemental Disclosure of Non-Cash Financing Activity:
Dividends Declared, Not Yet Paid	$582,842	$478,892
Accrued Offering Expenses	$—	$(19,697)
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$703,492	$379,347

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2013

Description(1),(2)	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Control Investments(4)
New Media West, LLC	Cable TV Broadband Services
Senior Secured Term Loan, 9.00%, 12/31/2017		$5,079,679	$5,079,679	$5,079,679	8.97%
Limited Liability Company Interestsˆ,(5)		720	3,600,000	3,869,909	6.83%
Total			8,679,679	8,949,588	15.80%
Takoda Resources Inc.*	Geophysical Surveying and Mapping Services
Senior Secured Loan – Term Loan, 16.00%, 4/1/2016		$1,683,977	1,683,977	1,683,977	2.97%
Common Stock(6)ˆ		520	—	—	—%
Total			1,683,977	1,683,977	2.97%
Texas Westchester Financial, LLC	Consumer Financing
Limited Liability Company Interestsˆ		9,278	905,819	587,928	1.04%
The Finance Company, LLC	Consumer Financing
Senior Secured Loan, 15.00%, 9/30/2015		$4,663,547	4,591,315	4,749,201	8.39%
Limited Liability Company Interests		50	140,415	1,619,980	2.86%
Total			4,731,730	6,369,181	11.25%
TransAmerican Asset Servicing Group, LLC	Asset Recovery Services
Senior Secured Loan, 14.25%, 7/25/2016		$2,450,000	2,409,362	2,216,713	3.91%
Limited Liability Company Interestsˆ,(7)		75	—	—	—%
Total			2,409,362	2,216,713	3.91%
Total Control Investments			18,410,567	19,807,387	34.97%
Affiliate Investments(3)
Modular Process Control, LLC	Energy Efficiency Services
Senior Secured Loan – Revolving Loan, 15.00%, 3/28/17		$3,500,000	3,319,052	3,489,267	6.16%
Senior Secured Loan – Term Loan, 15.00%, 3/28/17		$2,500,000	2,349,296	1,649,917	2.91%
Modular Process Control, LLC – Warrants for 8% of the outstanding Class B LLC Interests (at a $0.01 strike price), expire 3/28/23ˆ		1	288,000	—	—%
Total			5,956,348	5,139,184	9.07%
ProGrade Ammo Group, LLC	Munitions
Senior Secured Revolving Loan, 9.19%, 8/1/2014		$2,650,213	2,650,214	2,650,213	4.68%
Senior Secured Term Loan, 16.19%, 8/1/2014		$4,843,750	4,787,446	3,355,427	5.92%
Warrants for 9.5% of the outstanding LLC interests (at a $10.00 strike price), expire 8/1/2018ˆ		181,240	176,770	—	—%
Total			7,614,430	6,005,640	10.60%
SOLEX Fine Foods, LLC; Catsmo, LLC	Food Distributors & Wholesalers
Senior Secured Term Loan, 12.33%, 12/28/2016		$3,900,000	3,805,883	3,867,890	6.84%
Limited Liability Company Interestsˆ,(8)		1	250,000	42,292	0.07%
Warrants for 1.6% of the outstanding LLC interests (strike price 0.01), expire 12/31/2022ˆ,(8)		1	58,055	7,475	0.01%
Total			4,113,938	3,917,657	6.92%
West World Media, LLC(9)	Information and Data Services
Limited Liability Company Interestsˆ		85,210	430,500	235,451	0.42%
Total Affiliate Investments			18,115,216	15,297,932	27.01%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) (Continued)
September 30, 2013

Description(1),(2)	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Other Investments
Attention Transit Advertising Systems, LLC	Outdoor Advertising Services
Senior Secured Loan, 11.50%, 9/30/2016		$2,321,626	$2,321,626	$2,304,677	4.07%
Background Images, Inc.	Equipment Rental Services
Senior Secured Loan – Term A, 14.69%, 6/28/2015		$1,380,000	1,372,558	1,388,832	2.45%
Senior Secured Loan – Term B, 16.44%, 6/28/2015		$780,000	775,696	749,450	1.33%
Total			2,148,254	2,138,282	3.78%
Blackstrap Broadcasting, LLC	Radio Broadcasting
Senior Secured Loan, 5.00%, 7/31/2014		$3,000,000	3,000,000	2,474,200	4.37%
Subordinated Secured Loan, 16.00%, 7/31/2014		$3,500,000	3,500,000	1,276,333	2.25%
Total			6,500,000	3,750,533	6.62%
Coast Plating, Inc.	Aerospace Parts Plating and Finishing
Senior Secured Loan – Term A, 11.69%, 9/12/2014		$1,365,451	1,365,451	1,379,105	2.44%
Senior Secured Loan – Term B, 12.44%, 9/12/2014		$3,343,000	3,342,999	3,376,430	5.96%
Total			4,708,450	4,755,535	8.40%
CPX, Inc.	Industrial Molded Products
Senior Secured Loan – Term Loan, 14.19%, 9/30/2016		$1,250,000	1,229,695	1,229,695	2.17%
Senior Secured Revolving Loan, 14.69%, 9/30/2016		$1,250,000	1,229,696	1,229,696	2.17%
Total			2,459,391	2,459,391	4.34%
CSL Operating, LLC	Industrial Metal Treatings
Senior Secured Loan – Term A, 11.69%, 5/11/2014		$1,816,740	1,814,624	1,834,907	3.24%
Senior Secured Loan – Term B, 11.69%, 5/11/2014		$1,816,740	1,814,624	1,834,907	3.24%
Total			3,629,248	3,669,814	6.48%
Franklin Place Shops – Red, LLC*	Real Estate Investment Trust
Senior Secured Loan, 12.00%, 2/28/2014		$1,500,000	1,487,267	1,487,267	2.63%
Employment Plus, Inc.	Staffing Services
Senior Secured Loan, 12.00%, 10/24/2013		$5,000,000	5,000,000	5,100,000	9.00%
Global Energy Efficiency Holdings, Inc.	Energy Efficiency Services
Senior Secured Revolving Loan, 13.19%, 9/7/2015		$5,350,304	5,347,463	5,439,654	9.60%
Senior Secured Loan, 13.19%, 9/7/2015		$900,000	891,783	938,160	1.66%
Total			6,239,246	6,377,814	11.26%
Infinite Aegis Group, LLC	Healthcare Billing and Collections
Senior Secured Loan – Revolving Loan, 12.19%, 7/31/2017		$1,000,000	983,610	983,610	1.74%
Senior Secured Loan – Term Loan, 12.19%, 7/31/2017		$4,000,000	3,868,686	3,868,686	6.83%
Warrants for 2.0% of the outstanding LLC interests (at a $0.01 strike price), expire 8/1/2023ˆ		1	107,349	107,349	0.19%
Total			4,959,645	4,959,645	8.76%
iMedX, Inc.	Medical Transcription Services
Senior Secured Revolving Loan, 13.75%, 09/19/2014		$1,406,312	1,406,312	1,508,645	2.67%
Senior Secured Loan – Term A, 13.75%, 09/19/2014		$2,425,931	2,414,515	2,500,003	4.41%
Senior Secured Loan – Term B, 13.75%, 09/19/2014		$1,060,360	1,060,360	1,082,239	1.91%
Total			4,881,187	5,090,887	8.99%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) (Continued)
September 30, 2013

Description(1),(2)	Industry	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
MDU Communications (USA) Inc.	Cable TV Broadband Services
Senior Secured Loan – Tranche A, 11.85%, 12/31/2013		$5,000,000	$5,000,000	$4,598,333	8.12%
Senior Secured Loan – Tranche C, 11.85%, 12/31/2013		$250,000	250,000	229,917	0.41%
Senior Secured Loan – Tranche D, 8.75%, 12/31/2013		$1,480,000	1,480,000	1,361,107	2.40%
Total			6,730,000	6,189,357	10.93%
Pristine Environments, Inc.	Building Cleaning and Maintenance Services
Senior Secured Loan – Revolving Loan, 12.69%, 3/31/2017		$2,464,801	2,442,869	2,567,090	4.53%
Senior Secured Loan – Term Loan, 12.69%, 3/31/2017		$1,135,000	1,124,128	1,225,573	2.17%
Total			3,566,997	3,792,663	6.70%
The Selling Source, LLC	Information and Data Services
Senior Secured Loan, 12.54%, 1/31/2017		$4,000,000	3,966,102	4,000,000	7.06%
US Path Labs, LLC	Healthcare Services
Senior Secured Loan, 14.00%, 8/31/2014		$3,440,000	3,404,934	3,440,000	6.07%
VaultLogix, LLC	Information Retrieval Services
Warrants for Variable % Ownership, (at a $307.855 strike price), expire 1/14/2019ˆ		3,439	56,147	—	—%
United States Treasury
United States Treasury Bill** (0.15)%, 4/4/2013		$15,000,000	15,000,120	15,000,120	26.48%
Total Other Investments			77,058,614	74,515,985	131.57%
Total Investments			$113,584,397	$109,621,304	193.55%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) (Continued)
September 30, 2013

The following table shows the fair value of our portfolio of investments by industry, as of September 30, 2013.

	September 30, 2013
	Investment at Fair Value (in millions)	Percentage of Net Assets
CableTV/Broadband Services	$15.1	26.73%
Energy Efficiency Services	11.5	20.33
Consumer Financing	7.0	12.28
Munitions	6.0	10.60
Staffing Services	5.1	9.00
Medical Transcription Services	5.1	8.99
Healthcare Billing and Collections	5.0	8.76
Aerospace Parts Plating and Finishing	4.7	8.40
Information and Data Services	4.2	7.48
Food Distributors and Wholesalers	3.9	6.92
Building Cleaning and Maintenance Services	3.8	6.70
Radio Broadcasting	3.8	6.62
Industrial Metal Treatings	3.7	6.48
Healthcare Services	3.4	6.07
Industrial Molded Products	2.5	4.34
Outdoor Advertising Services	2.3	4.07
Asset Recovery Services	2.2	3.91
Equipment Rental Services	2.1	3.78
Geophysical Surveying and Mapping Services	1.7	2.97
Real Estate Investment Trust	1.5	2.63
Total	$94.6	167.06%

(1)	Our investments are acquired in private transactions exempt from registration under the Securities Act of 1933, therefore are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act of 1933.
(2)	A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to LIBOR or the U.S. prime rate, and which is reset daily, monthly, quarterly or semi-annually. For each debt investment we have provided the interest rate in effect as of September 30, 2013.
(3)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the Investment Company Act of 1940, which are not “Control Investments.” A company is deemed to be an “Affiliate” of Full Circle Capital Corporation if Full Circle Capital Corporation owns 5% or more, but less than 25%, of the voting securities of such company.
(4)	“Control Investments” are investments in those companies that are “Control Investments” of the Company, as defined in the Investment Company Act of 1940. A company is deemed to be a “Control Investment” of Full Circle Capital Corporation if Full Circle Capital Corporation owns more than 25% of the voting securities of such company.
(5)	Full Circle Capital Corporation’s equity investment in New Media West, LLC is held through its wholly-owned subsidiary FC New Media, Inc.
(6)	Full Circle Capital Corporation’s equity investment in Takoda Resources Inc. are held through its wholly-owned subsidiary FC Takoda Holdings, LLC.
(7)	Full Circle Capital Corporation’s equity investment in TransAmerican Asset Servicing Group, LLC is held through its wholly-owned subsidiary TransAmerican Asset Servicing Group, Inc.
(8)	Full Circle Capital Corporation’s equity investments in SOLEX Fine Foods, LLC; Catsmo, LLC are held through its wholly-owned subsidiary FC New Specialty Foods, Inc.
(9)	A portion of Full Circle Capital Corporation’s investment in West World Media, LLC is held through its wholly-owned subsidiary Full Circle West, Inc. The remainder of the LLC interests are held directly by Full Circle Capital Corporation.
*	Investment is not a qualifying asset under Section 55(a) of the 1940 Act.
**	Interest rate shown reflects yield to maturity at time of purchase.
ˆ	Security is a non-income producing security.

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Audited)
June 30, 2013

Description(1),(2)	Industry	Par Amount/Quantity	Cost	Fair Value	% of Net Asset Value
Control Investments(4)
New Media West, LLC	Cable TV Broadband Services
Senior Secured Term Loan, 9.00%, 12/31/2017		$5,079,679	$5,079,679	$5,079,679	8.38%
Limited Liability Company Interestsˆ,(5)		720	3,600,000	4,203,006	6.93%
Total			8,679,679	9,282,685	15.31%
Takoda Resources Inc.	Geophysical Surveying and Mapping Services
Senior Secured Loan – Term Loan, 16.00%, 4/01/2016		$1,469,063	1,469,063	1,469,063	2.42%
Common Stock(6)		520	—	—	0.00%
Total			1,469,063	1,469,063	2.42%
Texas Westchester Financial, LLC	Consumer Financing
Limited Liability Company Interestsˆ		9,278	905,819	602,154	0.99%
The Finance Company, LLC	Consumer Financing
Senior Secured Loan, 15.00%, 9/30/2015		$4,663,547	4,585,205	4,698,524	7.75%
Limited Liability Company Interests		50	140,414	1,604,577	2.65%
Total			4,725,619	6,303,101	10.40%
TransAmerican Asset Servicing Group, LLC	Asset Recovery Services
Senior Secured Loan, 14.25%, 7/25/2016		$2,400,000	2,359,362	1,458,437	2.40%
Limited Liability Company Interestsˆ,(7)		75	—	—	0.00%
Total			2,359,363	1,458,437	2.40%
Total Control Investments			18,139,543	19,115,440	31.52%
Affiliate Investments(3)
Modular Process Control, LLC	Energy Efficiency Services
Senior Secured Loan – Revolving Loan, 15.00%, 3/28/17		$3,500,000	3,310,894	3,500,000	5.77%
Senior Secured Loan – Term Loan, 15.00%, 3/28/17		$2,500,000	2,342,415	2,407,833	3.97%
Modular Process Control, LLC – Warrants for 8% of the outstanding Class B LLC Interests (at a $0.01 strike price), expire 3/28/23ˆ		1	288,000	161,413	0.27%
Total			5,941,309	6,069,246	10.01%
ProGrade Ammo Group, LLC	Munitions
Senior Secured Revolving Loan, 9.20%, 8/1/2014		$1,907,735	1,907,735	1,907,735	3.14%
Senior Secured Term Loan, 15.20%, 8/1/2014		$5,468,750	5,389,137	4,304,089	7.10%
Warrants for 9.5% of the outstanding LLC interests (at a $10.00 strike price), expire 8/2/2018ˆ		181,240	176,770	—	0.00%
Total			7,473,642	6,211,824	10.24%
SOLEX Fine Foods, LLC; Catsmo, LLC	Food Distributors & Wholesalers
Senior Secured Term Loan, 12.45%, 12/28/2016		$3,900,000	3,801,116	3,859,440	6.37%
Limited Liability Company Interestsˆ,(8)		1	250,000	139,247	0.23%
Warrants for 1.6% of the outstanding LLC interests (strike price 0.01), expire 12/28/2022ˆ,(8)		1	58,055	32,695	0.05%
Total			4,109,171	4,031,382	6.65%
West World Media, LLC(9)	Information and Data Services
Limited Liability Company Interestsˆ		85,210	430,500	235,451	0.39%
Total Affiliate Investments			17,954,622	16,547,903	27.29%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Audited) (Continued)
June 30, 2013

Description(1),(2)	Industry	Par Amount/Quantity	Cost	Fair Value	% of Net Asset Value
Other Investments
Attention Transit Advertising Systems, LLC	Outdoor Advertising Services
Senior Secured Loan, 14.50%, 9/30/2016		$2,321,626	$2,321,626	$2,321,626	3.83%
Background Images, Inc.	Equipment Rental Services
Senior Secured Loan – Term A, 14.70%, 6/28/2015		$1,466,250	1,456,440	1,465,419	2.42%
Senior Secured Loan – Term B, 16.45%, 6/28/2015		$828,750	823,118	783,058	1.29%
Total			2,279,558	2,248,477	3.71%
Blackstrap Broadcasting, LLC	Radio Broadcasting
Senior Secured Loan, 5.00%, 7/31/2014		$3,000,000	3,000,000	2,588,600	4.27%
Subordinated Secured Loan, 16.00%, 7/31/2014		$3,500,000	3,500,000	3,034,383	5.00%
Total			6,500,000	5,622,983	9.27%
Coast Plating, Inc.	Aerospace Parts Plating and Finishing
Senior Secured Loan – Term A, 11.70%, 9/13/2014		$1,401,686	1,401,687	1,412,666	2.33%
Senior Secured Loan – Term B, 12.45%, 9/13/2014		$3,431,714	3,431,714	3,412,268	5.63%
Total			4,833,401	4,824,934	7.96%
CSL Operating, LLC	Industrial Metal Treatings
Senior Secured Loan – Term A, 11.70%, 5/11/2014		$1,866,720	1,863,691	1,860,435	3.07%
Senior Secured Loan – Term B, 11.70%, 5/11/2014		$1,866,720	1,863,691	1,856,142	3.06%
Total			3,727,382	3,716,577	6.13%
Employment Plus, Inc.	Staffing Services
Senior Secured Loan, 12.00%, 10/24/2013		$5,000,000	5,000,000	5,000,000	8.24%
Global Energy Efficiency Holdings, Inc.	Energy Efficiency Services
Senior Secured Revolving Loan, 13.20%, 9/7/2015		$4,444,961	4,439,802	4,523,933	7.46%
Senior Secured Loan, 13.20%, 9/7/2015		$1,000,000	990,088	1,036,900	1.71%
Total			5,429,890	5,560,833	9.17%
iMedX, Inc.	Medical Transcription Services
Senior Secured Revolving Loan, 13.75%, 09/19/2014		$1,578,962	1,578,962	1,685,752	2.78%
Senior Secured Loan – Term A, 13.75%, 09/19/2014		$2,450,686	2,437,028	2,482,790	4.09%
Senior Secured Loan – Term B, 13.75%, 09/19/2014		$1,071,180	1,071,180	1,073,679	1.77%
Total			5,087,170	5,242,221	8.64%
MDU Communications (USA) Inc.	Cable TV Broadband Services
Senior Secured Loan – Tranche A, 12.85%, 12/31/2013		$5,000,000	5,000,000	4,914,000	8.10%
Senior Secured Loan – Tranche C, 10.75%, 12/31/2013		$250,000	250,000	242,642	0.40%
Senior Secured Loan – Tranche D, 9.75%, 12/31/2013		$1,480,000	1,480,000	1,427,213	2.35%
Total			6,730,000	6,583,855	10.85%
Pristine Environments, Inc.	Building Cleaning and Maintenance Services
Senior Secured Loan – Revolving Loan, 12.70%, 3/31/2017		$2,764,801	2,737,585	2,774,017	4.57%
Senior Secured Loan – Term Loan, 12.70%, 3/31/2017		$1,135,000	1,123,828	1,143,437	1.89%
Total			3,861,413	3,917,454	6.46%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Audited) (Continued)
June 30, 2013

Description(1),(2)	Industry	Par Amount/Quantity	Cost	Fair Value	% of Net Asset Value
Other Investments (continued)
The Selling Source, LLC	Information and Data Services
Senior Secured Loan, 12.54%, 1/31/2017		$4,000,000	$3,964,978	$4,000,000	6.60%
US Path Labs, LLC	Healthcare Services
Senior Secured Loan, 14.00%, 3/30/2014		$3,470,000	3,428,973	3,472,198	5.73%
VaultLogix, LLC	Information Retrieval Services
Warrants for Variable % Ownership, (at a $307.855 strike price), expire 1/14/2019ˆ		3,439	56,147	—	0.00%
Total Other Investments			53,220,538	52,511,158	86.59%
Total Investments			$89,314,703	$88,174,501	145.40%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Audited) (Continued)
June 30, 2013

The following table shows the fair value of our portfolio of investments by industry, as of June 30, 2013.

	June 30, 2013
	Investment at Fair Value (in millions)	Percentage of Net Assets
Cable TV/Broadband Services	$15.9	26.16%
Energy Efficiency Services	11.6	19.18
Consumer Financing	6.9	11.39
Munitions	6.2	10.24
Radio Broadcasting	5.6	9.28
Medical Transcription Services	5.2	8.64
Staffing Services	5.0	8.24
Aerospace Parts Plating and Finishing	4.8	7.96
Information and Data Services	4.2	6.98
Food Distributors and Wholesalers	4.0	6.65
Building Cleaning and Maintenance Services	3.9	6.46
Industrial Metal Treatings	3.8	6.13
Healthcare Services	3.6	5.73
Outdoor Advertising Services	2.3	3.83
Equipment Rental Services	2.2	3.71
Geophysical Surveying and Mapping Services	1.5	2.42
Asset Recovery Services	1.5	2.40
Total	$88.2	145.40%

(1)	Our investments are acquired in private transactions exempt from registration under the Securities Act of 1933, therefore are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act of 1933.
(2)	A majority of the variable rate debt investments bear interest at a rate that may be determined by reference to LIBOR or the U.S. prime rate, and which is reset daily, monthly, quarterly or semi-annually. For each debt investment we have provided the interest rate in effect as of June 30, 2013.
(3)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the Investment Company Act of 1940, which are not “Control Investments.” A company is deemed to be an “Affiliate” of Full Circle Capital Corporation if Full Circle Capital Corporation owns 5% or more, but less than 25%, of the voting securities of such company.
(4)	“Control Investments” are investments in those companies that are “Control Investments” of the Company, as defined in the Investment Company Act of 1940. A company is deemed to be a “Control Investment” of Full Circle Capital Corporation if Full Circle Capital Corporation owns more than 25% of the voting securities of such company.
(5)	Full Circle Capital Corporation’s equity investment in New Media West, LLC is held through its wholly-owned subsidiary FC New Media, Inc.
(6)	Full Circle Capital Corporation’s equity investments in Takoda Resources Inc. are held through its wholly-owned subsidiary FC Takoda Holdings, LLC.
(7)	Full Circle Capital Corporation’s equity investment in TransAmerican Asset Servicing Group, LLC is held through its wholly-owned subsidiary TransAmerican Asset Servicing Group, Inc.
(8)	Full Circle Capital Corporation’s equity investments in SOLEX Fine Foods, LLC; Catsmo, LLC are held through its wholly-owned subsidiary FC New Specialty Foods, Inc.
(9)	A portion of Full Circle Capital Corporation’s investment in West World Media, LLC is held through its wholly-owned subsidiary Full Circle West, Inc. The remainder of the LLC interests are held directly by Full Circle Capital Corporation.
**	Interest rate shown reflects yield to maturity at time of purchase.
ˆ	Security is a non-income producing security.

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

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

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending June 30, 2014.

The June 30, 2013 and September 30, 2012 Consolidated Financial Statements were reclassified in order to be consistent with the format used for the September 30, 2013 Consolidated Financial Statements.

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
September 30, 2013

Note 2. Significant Accounting Policies  – (continued)

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
September 30, 2013

Note 2. Significant Accounting Policies  – (continued)

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
September 30, 2013

Note 2. Significant Accounting Policies  – (continued)

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

Structuring fees, excess deal deposits, prepayment fees and similar fees are recognized as Other Income as earned, usually when received. Other fee income, including administrative fees and unused line fees, is included in Other Income. Income from such sources was $191,015, and $160,108 for the three months ended September 30, 2013, and 2012, respectively.

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
September 30, 2013

Note 2. Significant Accounting Policies  – (continued)

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

Organizational Expenses and Offering Costs

The Company did not incur organizational expenses for the three months ended September 30, 2013, and 2012. The Company complies with the requirements of ASC 340-10-S99-1, “Expenses of Offering”. Deferred offering costs consist principally of legal and audit costs incurred through the balance sheet date that are related to an offering of equity securities. Such costs are charged against the gross proceeds of the offering or will be charged to the Company’s operations if the offering is not completed.

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
September 30, 2013

Note 2. Significant Accounting Policies  – (continued)

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

The Company does not believe that the adoption of any recently issued accounting standards had or will have a material impact on its current financial position and results of operations.

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

As of September 30, 2013, we had approximately $6.0 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.

Note 4. Earnings (Loss) per Common Share

The following information sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended September 30, 2013 (unaudited), and September 30, 2012 (unaudited):

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

Note 4. Earnings (Loss) per Common Share  – (continued)

	Three months ended September 30, 2013	Three months ended September 30, 2012
	(Unaudited)	(Unaudited)
Per Share Data(1):
Net Increase (Decrease) in Net Assets Resulting from Operations	$(2,257,149)	$894,891
Average weighted shares outstanding for period	7,569,382	6,219,382
Basic and diluted earnings (loss) per common share	$(0.30)	$0.14

(1)	Per share data based on weighted average shares outstanding.

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

The total base management fees earned by the Adviser for the three months ended September 30, 2013, and 2012, were $409,258 and $334,036, respectively. The total base management fee payable to the Adviser as of September 30, 2013, and 2012 was $409,258, and $334,036, after reflecting payment of $308,271, and $308,271, for the three months ended September 30, 2013, and 2012, and is included in the Consolidated Statement of Assets and Liabilities in Due to Affiliate.

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
September 30, 2013

Note 5. Related Party Agreements and Transactions  – (continued)

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees with respect to each of the investments in our portfolio, provided that, the incentive fee determined as of December 31, 2010 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the inception of Full Circle Capital. There were no incentive fees paid on realized capital gains for the three months ended September 30, 2013, and 2012.

Income incentive fees of $314,739, and $307,932, were earned by the Adviser for the three months ended September 30, 2013, and 2012, respectively, and the total income incentive fee payable to the Adviser as of September 30, 2013, and 2012 was $311,793, and $309,236, after reflecting payment of $275,028, and $270,778, during the three months ended September 30, 2013, and 2012, respectively, and is included in the Consolidated Statement of Assets and Liabilities in Due to Affiliate.

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
September 30, 2013

Note 5. Related Party Agreements and Transactions  – (continued)

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

Additionally, prior to September 30, 2013, we reimbursed the Administrator for the fees charged for the services of William E. Vastardis, our Chief Financial Officer, Treasurer and Secretary, at an annual rate of up to $250,000. On September 9, 2013, the Company’s Board of Directors appointed Michael J. Sell to succeed

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

Note 5. Related Party Agreements and Transactions  – (continued)

William E. Vastardis as our Chief Financial Officer, Treasurer and Secretary effective as of September 30, 2013. Mr. Vastardis is the President of Vastardis.

For the three months ended September 30, 2013, and 2012, respectively, the Company incurred $189,168, and $205,379, respectively, of expenses under the Administration Agreement, $50,000, and $73,429, respectively, of which were earned by the Sub-Administrator and $75,338, and $75,194, respectively, were paid for officers’ compensation. The remaining $63,830, and $56,756, respectively, were recorded as an Allocation of Overhead Expenses to the Administrator in the Consolidated Statement of Operations.

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. With regard to the Control Investments in Texas Westchester Financial, LLC, Takoda Resources, Inc., New Media West, LLC, TransAmerican Asset Servicing Group, LLC and The Finance Company, LLC, the Company has provided managerial assistance during the period for which no fees were charged. Our Chief Executive Officer and President, John Stuart, currently serves as a director of The Finance Company, LLC, New Media West, LLC and Takoda Resources Inc. Lawrence Chua, a Vice President of Full Circle Advisors, serves on the board of Takoda Resources Inc. As of September 30, 2013, only Background Images, Inc. and Solex Fine Foods, LLC; Catsmo, LLC had accepted our offer for such services. No fees were charged to Background Images, Inc. or Solex Fine Foods, LLC; Catsmo, LLC for such services.

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

Issuances of Common Stock	Number of Shares Issued		Gross Proceeds Raised, Net Assets Acquired and Dividends Reinvested	Underwriting Fees	Offering Expenses	Gross Offering Price
April 16, 2010	100		$1,500	—	—	$15.00 per/share
August 31, 2010	4,191,415	(1)	$42,425,564	—	—	$10.13 per/share(2)
August 31, 2010	2,000,000		$18,000,000	$1,350,000	$1,052,067	$9.00 per/share
January 14, 2011	27,867	(3)	$241,608	—	—	$8.67 per/share
November 27, 2012	1,350,000		$10,665,000	$533,250	$153,330	$7.90 per/share

(1)	Includes 403,662 shares that were issued on September 30, 2010 upon the expiration of the overallotment option granted to the underwriters in connection with our initial public offering. Such shares were deemed to be outstanding at August 31, 2010.
(2)	Based on weighted average price assigned to shares.
(3)	Issued pursuant to the Company’s dividend reinvestment plan.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

Note 7. Financial Highlights

	Three months ended September 30, 2013		Three months ended September 30, 2012
	(Unaudited)		(Unaudited)
Per Share Data(1):
Net asset value at beginning of period	$8.01		$8.59
Net investment income (loss)	0.16		0.20
Change in unrealized gain (loss)	(0.37)		0.08
Realized gain (loss)	(0.09)		(0.13)
Dividends declared	(0.23)		(0.23)
Net asset value at end of period	$7.48		$8.51
Per share market value at end of period	$8.55		$8.11
Total return based on market value	12.42	%(4)	9.08	%(4)
Total return based on net asset value	(3.91	)%(4)	1.94	%(4)
Shares outstanding at end of period	7,569,382		6,219,382
Weighted average shares outstanding for period	7,569,382		6,219,382
Ratio/Supplemental Data:
Net assets at end of period	$56,638,363		$52,900,999
Average net assets	$58,641,201		$53,171,892
Annualized ratio of gross operating expenses to average net assets(5)	13.35%		11.58%
Annualized ratio of net operating expenses to average net assets(5)	13.35%		11.58%
Annualized ratio of net investment income to average net assets(5)	8.42%		9.34%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets(5)	3.58%		3.72%

	Year Ended June 30, 2013		Year Ended June 30, 2012		For the period from August 31, 2010 (commencement of operations) to June 30, 2011		For the period from April 16, 2010 (date of inception) to June 30, 2010
	(Audited)		(Audited)		(Audited)		(Audited)
Per Share Data(1):
Net asset value at beginning of period	$8.59		$9.08		$9.40		$15.00	(6)
Dilution from offering	(0.18	)(2)
Offering costs	(0.02)		—		(0.04)
Net investment income (loss)	0.77		0.78		0.70		(125.45)
Change in unrealized gain (loss)	0.37		(0.32)		(0.29)
Realized gain (loss)	(0.60)		(0.03)		0.06
Dividends declared	(0.92)		(0.92)		(0.75)
Net asset value at end of period	$8.01		$8.59		$9.08		$(110.45)
Per share market value at end of period	$7.83		$7.65		$7.90		$(110.45)
Total return based on market value	15.12	%(4)	8.71	%(4)	(4.03	)%(3)	(836.33	)%(7)
Total return based on net asset value	4.94	%(4)	6.20	%(4)	5.62	%(3)	(836.33	)%(7)
Shares outstanding at end of period	7,569,382		6,219,382		6,219,382		100
Weighted average shares outstanding for period	7,018,286		6,219,382		6,206,824		100

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

Note 7. Financial Highlights  – (continued)

	Year Ended June 30, 2013	Year Ended June 30, 2012	For the period from August 31, 2010 (commencement of operations) to June 30, 2011	For the period from April 16, 2010 (date of inception) to June 30, 2010
	(Audited)	(Audited)	(Audited)	(Audited)
Ratio/Supplemental Data:
Net assets at end of period	$60,644,039	$53,442,785	$56,474,006	$(11,045)
Average net assets	$57,842,601	$55,531,518	$57,455,987	$(4,773)
Annualized ratio of gross operating expenses to average net assets(5)	11.52%	9.56%	8.49%	1,279.28%
Annualized ratio of net operating expenses to average net assets(5)	11.52%	8.99%	7.34%	1,279.28%
Annualized ratio of net investment income to average net assets(5)	9.30%	8.70%	9.29%	(1,279.28)%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets(5)	3.53%	3.15%	2.00%	1,279.28%

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Dilution from offering is based on the change in net asset value from a follow on offering on November 27, 2012.
(3)	Total return based on market value is based on the change in market price per share assuming an investment at the initial public offering price of $9.00 per share and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.
(4)	Total return based on market value is based on the change in market price per share and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.
(5)	Financial Highlights for periods of less than one year are annualized and the ratios of operating expenses to average net assets and net investment income (loss) to average net assets are adjusted accordingly. Non-recurring expenses were not annualized. For the period from August 31, 2010 (commencement of operations) to June 30, 2011 the Company incurred $102,609 of organizational expenses, which were deemed to be non-recurring. For the period from April 16, 2010 to June 30, 2010, the Company incurred $12,500 of Organizational Expenses, which were deemed to be non-recurring.
(6)	For the period from April 16, 2010 (date of inception) to June 30, 2010, the net asset value of the Company’s common stock at issuance was $15.00.
(7)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on market value is the same as total return based on net asset value as our shares were not publicly traded from inception through June 30, 2010. The total returns are not annualized.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

Note 8. Long Term Liabilities

Line of Credit

On August 31, 2010, the Company entered into the “First Capital Credit Facility” with FCC, LLC d/b/a First Capital. The facility size was $35 million and was initially scheduled to expire in January 2012. The Company extended the First Capital Credit Facility various times through December 31, 2013. The Company incurred unused line, average usage and other fees related to the First Capital Credit Facility. The First Capital Credit Facility was secured by all of the assets of the Company. Under the First Capital Credit Facility, the Company was required to satisfy several financial covenants, including maintaining a minimum level of stockholders’ equity, a maximum level of leverage and minimum asset coverage and earnings. In addition, the Company was required to comply with other general covenants, including with respect to indebtedness, liens, restricted payments and mergers and consolidations.

On June 3, 2013, the Company entered into the “Credit Facility” with Sovereign Bank, N.A. The facility size is $32.5 million and replaced the Company’s First Capital Credit Facility.

The Credit Facility matures on June 3, 2016 and bears interest based on a tiered rate structure, depending upon utilization, ranging from 1-month LIBOR to 3-month LIBOR plus 3.25% to 4.00% per annum, or from Sovereign Bank’s prime rate plus 1.25% to 2.00% per annum, based on the Company’s election. As of September 30, 2013, the 1-month LIBOR to 3-month LIBOR rates respectively were: 0.18%, 0.22%, and 0.25%. As of September 30, 2013, the prime rate was 3.25%. In addition, a fee of 0.50% per annum is charged on unused amounts under the Credit Facility. The Credit Facility is secured by all of the Company’s assets. Under the Credit Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, reporting requirements and other customary requirements, including a minimum balance sheet leverage ratio, for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature.

At September 30, 2013 and June 30, 2013, the Company had outstanding borrowings of $21,922,256 and $25,584,147 under the Credit Facility, respectively, which amounts are included in the Consolidated Statement of Assets and Liabilities.

Distribution Notes

On August 31, 2010, the Company entered into multiple senior unsecured notes (the “Distribution Notes”). The Distribution Notes consisted of $3,404,583 in senior unsecured notes, which bore interest at a rate of 8% per annum, payable quarterly in cash, and were scheduled to mature on February 28, 2014. The Distribution Notes were paid off at par plus accrued interest on July 3, 2013. At September 30, 2013 and June 30, 2013, the Company had a balance of $0 and $3,404,583 on the Distribution Notes, which is included in the Consolidated Statement of Assets and Liabilities.

Notes Payable

On June 28, 2013, the Company issued $21,145,525 in aggregate principal amount of 8.25% Notes due June 30, 2020, the “Notes”, (including a partial exercise of the underwriters’ overallotment option in July 2013) for net proceeds of $20,038,250 after deducting underwriting commissions of $860,822 and offering expenses of $246,453. The offering expenses and underwriting commissions are being amortized over the term of the notes in accordance with ASC 470 Debt. As of September 30, 2013, of the total $1,107,275 incurred, $1,066,158 remains to be amortized and is included within deferred debt issuance costs on the consolidated statements of assets and liabilities.

The Notes were issued pursuant to an indenture, dated June 3, 2013, as supplemented by the first supplemental indenture, dated June 28, 2013 (collectively, the “Indenture”), between the Company and U.S. Bank National Association (the “Trustee”). The Notes are unsecured obligations of the Company and rank senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to the Company’s existing and future

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

Note 8. Long Term Liabilities  – (continued)

unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that is later secured) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries or financing vehicles. Interest on the Notes is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 8.25% per annum. The Notes mature on June 30, 2020 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after June 30, 2016. The Notes are listed on the Nasdaq Global Market under the trading symbol “FULLL” with a par value of $25.00 per share.

The Indenture contains certain covenants, including covenants requiring compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. The Company may repurchase the Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Notes repurchased by the Company may, at the Company’s option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the Indenture. As of September 30, 2013, the Company had not repurchased any of the Notes in the open market. At September 30, 2013 and June 30, 2013, the Company had a balance of $21,145,525 on the Notes, which is included in the Consolidated Statement of Assets and Liabilities.

Note 9. Fair Value Measurements

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with Accounting Standards Codification (“ASC”) Topic 820 Fair Value Measurements and Disclosures (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of September 30, 2013 and June 30, 2013, respectively:

As of September 30, 2013 (unaudited)

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$—	$88,150,800	$88,150,800
Investments in private companies, at fair value	—	—	6,355,560	6,355,560
Investments in securities, at fair value	—	—	114,824	114,824
U.S. Treasury securities, at fair value(1)	15,000,120	—	—	15,000,120
	$15,000,120	$—	$94,621,184	$109,621,304

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

Note 9. Fair Value Measurements  – (continued)

As of June 30, 2013 (audited)

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

During the three months ended September 30, 2013 and for the year ended June 30, 2013, there were no transfers in or out of levels.

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

Changes in Level 3 assets measured at fair value for the three months ended September 30, 2013 and for the year ended June 30, 2013 are as follows:

	Three months ended September 30, 2013 (unaudited)
	Beginning Balance July 1, 2013	Accretion of Original Issue Discount	Realized & Unrealized Gains (Losses)	Purchases	Sales And Settlements	Ending Balance September 30, 2013	Change in Unrealized Gains (Losses) for Investments still held at September 30, 2013
Assets
Senior and Subordinated Loans, at fair value	$81,195,958	$80,599	$(2,885,936)	$19,894,599	$(10,134,420)	$88,150,800	$(2,207,383)
Investments in private companies, at fair value	6,784,435	—	(428,875)	—	—	6,355,560	(428,875)
Investments in securities, at fair value	194,108	—	(186,633)	107,349	—	114,824	(186,633)
	$88,174,501	$80,599	$(3,501,444)	$20,001,948	$(10,134,420)	$94,621,184	$(2,822,891)

	Year ended June 30, 2013 (audited)
	Beginning Balance July 1, 2012	Accretion of Original Issue Discount	Realized & Unrealized Gains (Losses)	Purchases	Sales And Settlements	Ending Balance June 30, 2013	Change in Unrealized Gains (Losses) for Investments still held at June 30, 2013
Assets
Senior and Subordinated Loans, at fair value	$70,970,152	$358,947	$(2,974,512)	$70,949,232	$(58,107,861)	$81,195,958	$(443,443)
Investments in private companies, at fair value	1,376,737	—	1,557,697	3,850,001	—	6,784,435	1,557,697
Investments in securities, at fair value	—	—	(151,948)	346,056	—	194,108	(151,947)
	$72,346,889	$358,947	$(1,568,763)	$75,145,289	$(58,107,861)	$88,174,501	$962,307

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

Note 9. Fair Value Measurements  – (continued)

Realized and unrealized gains and losses are included in net realized gain (loss) on investments and net change in unrealized gain (loss) on investments in the consolidated statements of operations. The change in unrealized losses for Level 3 investments still held at September 30, 2013 of $2,822,891 is included in net change in net unrealized gain (loss) on investments in the consolidated statement of operations for the three months ended September 30, 2013.

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2013:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)
Secured debt	$67,985,466	Discounted cash flows (income approach)	Discount Rate	3.40% – 41.84% (11.16)%
Equity	5,775,107	Market comparable companies (market approach)	EBITDA multiple	3.50 – 7.50% (4.32)%
Debt or Equity subject to liquidation	10,270,331	Liquidation Value	Asset Value	N/A
Secured Debt	10,590,280	Precedent Transactions	Cost Basis	N/A
Total investments	$94,621,184

(1)	The average values were determined using the weighted average of the fair value of the investments in each investment category.

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
September 30, 2013

Note 10. Derivative Contracts  – (continued)

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

Volume of Derivative Activities

At September 30, 2013, the notional amounts and number of warrants, categorized by primary underlying risk, are as follows:

	Long Exposure		Short Exposure
	Notional Amounts	Number of Warrants	Notional Amounts	Number of Warrants
Primary Underlying Risk Equity Price Warrants(a),(b)	$114,824	184,682	$1,934,955	1

(a)	Notional amounts presented for warrants are based on the fair value of the underlying shares as if the warrants were exercised at September 30, 2013.
(b)	The written warrant is on 360 of the Company’s 720 limited liability company interests in New Media West, LLC and has a strike price of $3,000,000, which increases over time to $3,500,000. This warrant expires on December 18, 2019.

Note 11. Subsequent Events

Dividend

On November 7, 2013, the Board of Directors declared monthly dividends of $0.067, $0.067 and $0.067 per share payable on February 14, 2014 for holders of record at January 31, 2014, March 14, 2014 for holders of record at February 28, 2014 and April 15, 2014 for holders of record at March 31, 2014.

Recent Portfolio Activity

On October 18, 2013, the senior secured credit facility with Coast Plating, Inc., an Aerospace Parts Plating and Finishing company, was paid off at par plus accrued interest and fees of $3,316,681.

On October 17, 2013, the senior secured credit facility with CSL Operating, LLC, an industrial metal treatings company, was paid off at par value plus accrued interest and fees of $3,655,118.

On October 21, 2013, the senior secured credit facility with Employment Plus, Inc., a staffing services company, was paid off at par value plus accrued interest of $5,033,333.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2013

Note 11. Subsequent Events  – (continued)

On October 30, 2013, the Company purchased $5.0 million of a $142.0 million senior secured credit facility to Esselte Holdings, Inc./Esselte AB, a global manufacturer and distributor of office supplies. The senior secured credit facility bears interest at LIBOR plus 8.75%, with a minimum LIBOR of 2.00%, per annum and has a final maturity of February 29, 2016.

On October 31, 2013, the senior secured credit facility with MDU Communications (USA) Inc., a cable TV/broadband services company was partially prepaid in an amount of $1,667,183 in conjunction with the first closing related to the sale of substantially all of its assets to a third party. As part of this sales process, on October 22, 2013, the Company reduced the interest rate on the outstanding balance of the loan to 2.00% and expects to realize a partial loss of approximately $500,000 as part of the transaction.

Credit Facility

On November 6, 2013, the Company increased the size of the Credit Facility from $32.5 million to $45.0 million.

Note 12. Selected Quarterly Financial Data (Unaudited)

	Total Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
September 30, 2010	$867,582	$0.42	$306,783	$0.15	$(99,791)	$(0.05)	$206,992	$0.10
December 31, 2010	2,678,197	0.43	1,495,125	0.24	(137,707)	(0.02)	1,357,418	0.22
March 31, 2011	2,305,423	0.37	1,361,635	0.22	(799,361)	(0.13)	562,274	0.09
June 30, 2011	2,108,426	0.34	1,170,836	0.19	(415,206)	(0.07)	755,630	0.12
September 30, 2011	2,558,243	0.41	1,544,342	0.25	54,991	0.01	1,599,333	0.26
December 31, 2011	2,398,665	0.39	1,098,640	0.18	(846,099)	(0.14)	252,541	0.04
March 31, 2012	2,388,960	0.38	1,118,574	0.18	405,240	0.07	1,523,814	0.25
June 30, 2012	2,481,143	0.40	1,071,947	0.17	(1,769,463)	(0.28)	(697,516)	(0.11)
September 30, 2012	2,773,303	0.45	1,238,245	0.20	(343,354)	(0.06)	894,891	0.14
December 31, 2012	3,099,599	0.46	1,465,650	0.22	(1,893,852)	(0.28)	(428,202)	(0.06)
March 31, 2013	2,843,041	0.38	1,312,164	0.18	168,654	0.02	1,480,818	0.20
June 30, 2013	3,330,080	0.44	1,364,522	0.18	489,114	0.06	1,853,636	0.24
September 30, 2013	3,218,186	0.43	1,244,227	0.16	(3,501,376)	(0.46)	(2,257,149)	(0.30)

(1)	Per share amounts are calculated using weighted average shares outstanding during the period.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes and schedules thereto appearing elsewhere in this quarterly report on Form 10-Q, as well as the sections entitled “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes and schedules thereto included in our Annual Report on Form 10-K for the period ended June 30, 2013.

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

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•	an expiration or contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•	interest rate volatility could adversely affect our results, particularly when we elect to use leverage as part of our investment strategy;
•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and
•	the risks, uncertainties and other factors we identify in “Risk Factors” in our Annual Report on Form 10-K for the period ended June 30, 2013 and elsewhere in this quarterly report on Form 10-Q and in our filings with the SEC.

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

Basis of Consolidation

Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our financial statements include our accounts and the accounts of Full Circle West, Inc., FC New Media Inc., TransAmerican Asset Servicing Group, Inc., FC New Specialty Foods, Inc., and FC Takoda Holdings, LLC our only wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Fair Value

The Company’s assets measured at fair value on a recurring basis subject to the requirements of ASC Topic 820 at September 30, 2013 and June 30, 2013, were as follows:

As of September 30, 2013 (Unaudited)

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$—	$88,150,800	$88,150,800
Investments in private companies, at fair value	—	—	6,355,560	6,355,560
Investments in securities, at fair value	—	—	114,824	114,824
US Treasury Securities, at fair value(1)	15,000,120	—	—	15,000,120
	$15,000,120	$—	$94,621,184	$109,621,304

As of June 30, 2013 (Audited)

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$—	$81,195,958	$81,195,958
Investments in private companies, at fair value	—	—	6,784,435	6,784,435
Investments in other securities, at fair value	—	—	194,108	194,108
	$—	$—	$88,174,501	$88,174,501

(1)	U.S. Treasury Securities were purchased and temporarily held in connection with compliance with RIC diversification requirements under Subchapter M of the Code.

During the three months ended September 30, 2013 and the year ended June 30, 2013, there were no transfers in or out of levels.

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

Time Period	Acquisitions(1) (dollars in millions)	Dispositions(2) (dollars in millions)		Weighted Average Interest Rate of Portfolio at End of Period
Legacy Portfolio Acquisition (August 31, 2010)	$72.3	$	N/A	12.10%
August 31, 2010 through September 30, 2010	0.4		1.4	12.16%
October 1, 2010 through December 31, 2010	3.7		10.1	12.09%
January 1, 2011 through March 31, 2011	4.0		19.9	12.39%
April 1, 2011 through June 30, 2011	9.6		1.2	12.68%
Fiscal 2011	90.0		32.6
July 1, 2011 through September 30, 2011	27.7		15.9	12.89%
October 1, 2011 through December 31, 2011	5.9		9.4	13.04%
January 1, 2012 through March 31, 2012	6.7		5.7	12.98%
April 1, 2012 through June 30, 2012	15.0		7.1	12.93%
Fiscal 2012	55.3		38.1
July 1, 2012 through September 30, 2012	11.4		8.1	12.84%
October 1, 2012 through December 31, 2012	29.1		25.1	12.55%
January 1, 2013 through March 31, 2013	22.4		12.1	12.69%
April 1, 2013 through June 30, 2013	12.2		12.8	12.90%
Fiscal 2013	75.1		58.1
July 1, 2013 through September 30, 2013	20.0		10.1	12.75%
Since inception	$240.4		$138.9	N/A

(1)	Includes new deals, additional fundings, refinancings (inclusive of those on revolving credit facilities) and payment in kind “PIK” interest.
(2)	Includes scheduled principal payments, prepayments, sales and repayments (inclusive of those on revolving credit facilities).

Portfolio Activity for the Three Months Ended September 30, 2013

The primary investment activities for the three months ended September 30, 2013 were fundings and repayments under the revolving credit facilities and the funding of the following loan facilities:

•	On August 1, 2013, the Company funded $4.5 million of a $9.0 million senior secured credit facility to Infinite Aegis Group, LLC.
•	On September 4, 2013, the Company funded $1.5 million of a $5.0 million senior secured credit facility to Franklin Place Shops — Red, LLC.
•	On September 30, 2013, the Company funded an additional $2.5 million of a $3.3 million senior secured credit facility to CPX, Inc.

The following is a reconciliation of the investment portfolio for the three months ended September 30, 2013, and for the year ended June 30, 2013:

	Three Months Ended September 30, 2013	Year Ended June 30, 2013
Beginning Investment Portfolio	$88,174,501	$94,846,770
Portfolio Investments Acquired	20,001,948	75,145,289
Treasury Purchases(1)	15,000,180	62,001,462
Amortization of fixed income premiums and discounts	80,539	368,279
Portfolio Investments Repaid	(10,134,420)	(58,107,861)
Sales of Treasury securities(1)	—	(84,500,000)
Net Unrealized Appreciation (Depreciation)	(2,822,891)	2,636,310
Net Realized Losses	(678,553)	(4,215,748)
Ending Investment Portfolio	$109,621,304	$88,174,501

(1)	U.S. Treasury Securities were purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

During the three months ended September 30, 2013, we recorded net unrealized depreciation of $2,822,891. This consisted of $2,207,383 of net unrealized depreciation on debt investments and $615,508 of net unrealized depreciation on equity investments.

Portfolio Classifications

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2013, and June 30, 2013, excluding United States Treasury Bills of approximately $15.0 million and $0.0 million, respectively:

	September 30, 2013 (Unaudited)		June 30, 2013 (Audited)
	Investments at Fair Value (in millions)	Percentage of Total Portfolio	Investments at Fair Value (in millions)	Percentage of Total Portfolio
Senior Secured Loans	$86.8	91.7%	$78.2	88.7%
Subordinated Secured Loans	1.3	1.4	3.0	3.4
Limited Liability Company Interests	6.4	6.8	6.8	7.7
Warrants	0.1	0.1	0.2	0.2
Total	$94.6	100.0%	$88.2	100.0%

At September 30, 2013, the 22 borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 61% (i.e., each $61 of loan value outstanding is secured by $100 of collateral value).

At June 30, 2013, the 19 borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 60% (i.e., each $60 of loan value outstanding is secured by $100 of collateral value).

The following table shows the fair value of our portfolio of investments by industry, as of September 30, 2013, and June 30, 2013, excluding United States Treasury Bills of approximately $15.0 million and $0.0 million, respectively:

	September 30, 2013 (Unaudited)		June 30, 2013 (Audited)
	Investments at Fair Value (in millions)	Percentage of Total Portfolio	Investments at Fair Value (in millions)	Percentage of Total Portfolio
Cable TV/Broadband Services	$15.1	16.0%	$15.9	18.0%
Energy Efficiency Services	11.5	12.2	11.7	13.2
Consumer Financing	7.0	7.4	6.9	7.8
Munitions	6.0	6.3	6.2	7.0
Staffing Services	5.1	5.4	5.0	5.7
Medical Transcription Services	5.1	5.4	5.2	5.9
Healthcare Billing and Collections	5.0	5.2	—	—
Aerospace Parts Plating and Finishing	4.7	5.0	4.8	5.5
Information and Data Services	4.2	4.5	4.2	4.8
Food Distributors and Wholesalers	3.9	4.1	4.0	4.6
Building Cleaning and Maintenance Services	3.8	4.0	3.9	4.4
Radio Broadcasting	3.8	4.0	5.6	6.4
Industrial Metal Treatings	3.7	3.9	3.8	4.2
Healthcare Services	3.4	3.6	3.5	3.9
Industrial Molded Products	2.5	2.6	—	—
Outdoor Advertising Services	2.3	2.4	2.3	2.6
Asset Recovery Services	2.2	2.3	1.5	1.7
Equipment Rental Services	2.1	2.3	2.2	2.6
Geophysical Surveying and Mapping Services	1.7	1.8	1.5	1.7
Real Estate Investment Trust	1.5	1.6	—	—
Total	$94.6	100.0%	$88.2	100.0%

Portfolio Grading

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of September 30, 2013, our portfolio had a weighted average grade of 3.11, based upon the fair value of the debt investments in the portfolio, excluding United States Treasury Bills of approximately $15.0 million. Equity securities are not graded. This was a change of 0.01 from the weighted average grade of 3.12 at June 30, 2013.

At September 30, 2013, our debt investment portfolio was graded as follows:

	September 30, 2013 (Unaudited)
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$—	—%
2	The portfolio company is performing above expectations and the risk profile is generally favorable.	8,425,349	8.90
3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	62,563,504	66.12
4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable.	15,885,614	16.79
5	The investment is performing well below expectations and is not anticipated to be repaid in full.	1,276,333	1.35
		$88,150,800	93.16%

At June 30, 2013, our debt investment portfolio was graded as follows:

	June 30, 2013 (Audited)
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$—	—%
2	The portfolio company is performing above expectations and the risk profile is generally favorable.	1,412,666	1.60
3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	68,397,783	77.58
4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable.	11,385,509	12.91
5	The investment is performing well below expectations and is not anticipated to be repaid in full.	—	—
		$81,195,958	92.09%

We expect that a portion of our investments will be in grades 4 or 5 from time to time, and, as such, we will be required to work with portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 4 or 5 may fluctuate from period to period.

Results of Operations

Comparison of the three months ended September 30, 2013 and 2012

Total Investment Income

Total investment income includes interest and dividend income on our investments as well as other income, which is comprised entirely of fee income for the three months ended September 30, 2013. Fee income consists principally of administrative fees, prepayment fees, structuring fees and unused line fees.

Total investment income for the three months ended September 30, 2013, was $3,218,186. This amount consisted of $2,992,760 of interest income from portfolio investments (which included no PIK interest), $34,411 of dividend income and $191,015 of fee income. Dividend income was solely earned from our equity investment in The Finance Company, LLC.

Total investment income for the three months ended September 30, 2012, was $2,773,303. This amount consisted of $2,579,098 of interest income from portfolio investments (which included no PIK interest), $34,097 of dividend income and $160,108 of fee income. Dividend income was solely earned from our equity investment in The Finance Company, LLC.

The increase in interest income for the three months ended September 30, 2013 relative to the same time period in 2012 was primarily due to growth in the size of our portfolio. The dividend income for the three months ended September 30, 2013 compared with the dividend income for the three months ended September 30, 2012, remained consistent reflecting distributions related to the Company’s investment in The Finance Company, LLC. The increase in fee income, which can fluctuate, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was primarily a result of structuring fees earned from the origination of new investments during the quarter.

Expenses

Operating expenses for the three months ended September 30, 2013, were $1,973,959.

Operating expenses for the three months ended September 30, 2012, were $1,535,058.

The increase in our net operating expenses for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 is primarily due to the increase in interest expense from greater utilization of our Credit Facility, as well as the issuance of the Notes (as defined below), to fund portfolio growth, and an increase in management fees due to a larger investment portfolio.

Net Investment Income (Loss)

Net investment income for the three months ended September 30, 2013, was $1,244,227. Net investment income per share was $0.16 for the period.

Net investment income for the three months ended September 30, 2012, was $1,238,245. Net investment income per share was $0.20 for the period.

The increase in net investment income for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was primarily due to increased interest income as the Company had greater portfolio assets outstanding as compared to the same period in 2012. Such amounts were offset by increased interest expense from greater outstanding borrowings and greater management fees resulting from a larger portfolio and greater pre-incentive fee net investment income during the period.

Realized Gain (Loss) on Investments

Realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs.

During the three months ended September 30, 2013, we recorded a realized loss of $678,485 primarily in connection with the continued disposition of our investment in Ygnition Networks, Inc. Realized loss per share for the three months ended September 30, 2013 was $0.09.

During the three months ended September 30, 2012, we recorded a realized loss of $860,667, primarily in connection with the conversion of our senior secured loan in Equisearch Acquisition, Inc. to a senior secured term loan in TransAmerican Asset Servicing Group, LLC upon the finalization of Equisearch Acquisition’s, Inc.’s bankruptcy proceedings. Realized loss per share was $0.14 for the period.

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

Change in unrealized loss on investments was $2,822,891, or $0.37 per share, for the three months ended September 30, 2013. The change in unrealized depreciation is primarily due to the depreciation of our senior secured loans to Modular Process Control, LLC and MDU Communications (USA) Inc. and our second lien loan to Blackstrap Broadcasting, LLC. This was partially offset by the appreciation of our senior secured loan to TransAmerican Asset Servicing Group, LLC. The overall change in unrealized loss consisted of $2,207,383 of net unrealized depreciation on debt investments and $615,508 of net unrealized depreciation on equity investments.

Change in unrealized gain on investments was $517,313, or $0.08 per share, for the three months ended September 30, 2012. The change in unrealized appreciation was primarily the result of the conversion of our senior secured loan in Equisearch Acquisition, Inc. to a senior secured term loan in TransAmerican Asset Servicing Group, LLC upon the finalization of Equisearch Acquisition, Inc.’s bankruptcy proceedings. The overall change in unrealized gain consisted of $133,634 of net unrealized appreciation on debt investments and $383,679 of net unrealized appreciation on equity investments.

Liquidity and Capital Resources

At September 30, 2013, we had investments in debt securities of 22 companies, totaling approximately $88.2 million in fair value, and equity investments in 11 companies, totaling approximately $6.5 million in fair value.

For the three months ended September 30, 2013, cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was approximately $11.4 million, reflecting the purchases and repayments of investments, income resulting from operations, offset by non-cash income related to OID income, changes in working capital and accrued interest receivable. Net cash used in purchases and sales of investments was approximately $9.9 million, reflecting net additional investments in securities of $20.0 million, offset by principal repayments of $10.1 million. Such amounts are not inclusive of our purchases or sales of United States Treasury Bills or Money Market Funds.

As of September 30, 2013, we had $21.9 million outstanding under our senior secured credit facility (the “Credit Facility”) with Sovereign Bank, N.A. (“Sovereign Bank”), as administrative agent, and $21.1 million outstanding of aggregate principal amount of 8.25% Notes due June 30, 2020 (the “Notes”). On November 6, 2013, the Company increased the size of the Credit Facility from $32.5 million to $45.0 million.

As a business development company, we generally have an ongoing need to raise additional capital for investment purposes. As a result, we expect, from time to time, to access the debt and equity markets when we believe it is necessary and appropriate to do so. In this regard, we continue to explore various options for obtaining additional debt or equity capital for investments. This may include expanding or extending our Credit Facility, or the issuance of additional shares of our common stock, possibly at prices below our then current net asset value per share pursuant to a proposal, approved by our stockholders at our most recent Annual Meeting of Stockholders, authorizing us to sell shares of our common stock below its then current net asset value per share in one or more offerings for a period of one year ending on January 17, 2014. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval, and we intend to seek such approval at a Special Meeting of our Stockholders to be held on January 17, 2014. If we are unable to obtain leverage or raise equity capital on terms that are acceptable to us, our ability to grow our portfolio will be substantially impacted.

Contractual Obligations

	Payments Due By Period (millions)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Credit Facility(1)(2)	$21.9	$—	$21.9	$—	$—
Notes	21.1	—	—	—	21.1
Total	$43.0	$—	$21.9	$—	$21.1

(1)	At September 30, 2013, $10.6 million remained unused under the Credit Facility.
(2)	On November 6, 2013, the Company increased the size of the Credit Facility from $32.5 million to $45.0 million.

In addition to the contractual obligations set forth above, we have certain obligations with respect to the investment advisory and administration services we receive. See “Overview”. We incurred $723,997 for investment advisory services and $189,168 for administrative services for the three months ended September 30, 2013.

As of September 30, 2013, we had approximately $6.0 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Borrowings

Secured Revolving Credit Facility.  On June 3, 2013, we entered into a credit agreement with Sovereign Bank, as administrative agent, which provided us with our $32.5 million Credit Facility, subject to borrowing base requirements. The Credit Facility replaced our prior senior secured revolving credit facility with FCC, LLC d/b/a First Capital.

The Credit Facility matures on June 3, 2016 and bears interest based on a tiered rate structure, depending upon utilization, ranging from LIBOR (1-month, 2-month or 3-month, depending on our option) plus 3.25% to 4.00% per annum, or from Sovereign Bank’s prime rate plus 1.25% to 2.00% per annum, based on our election. In addition, a fee of 0.50% per annum is charged on unused amounts under the Credit Facility. The Credit Facility is secured by all of our assets. Under the Credit Facility, we have made certain customary representations and warranties, and are required to comply with various covenants, reporting requirements and other customary requirements, including a minimum balance sheet leverage ratio, for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature. On November 6, 2013, the Company increased the size of the Credit Facility from $32.5 million to $45.0 million.

Notes.  On June 28, 2013, we issued approximately $21.1 million in aggregate principal amount of our 8.25% Notes due June 30, 2020 for net proceeds of approximately $20.0 million after deducting underwriting commissions of approximately $0.9 million and offering expenses of approximately $0.2 million.

The Notes were issued pursuant to an indenture, dated June 3, 2013, as supplemented by the first supplemental indenture, dated June 28, 2013 (collectively, the “Indenture”), between us and U.S. Bank National Association (the “Trustee”). The Notes are our unsecured obligations and rank senior in right of payment to our existing and future indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness (including existing unsecured indebtedness that we later secure) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by our subsidiaries or financing vehicles. Interest on the Notes is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a rate of 8.25% per annum. The Notes mature on June 30, 2020 and may be redeemed in whole or in part at any time or from time to time at our option on or after June 30, 2016. The Notes are listed on the Nasdaq Global Market under the trading symbol “FULLL” with a par value of $25.00 per share.

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

Distributions

In order to qualify as a regulated investment company and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. To the extent our earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a tax return of capital to our stockholders. In this regard, $1,089,055 of our distributions during the year ended June 30, 2013 constituted a return of capital to our stockholders. For tax purposes, the Company expects that dividends for the fiscal year ended June 30, 2014 will be funded primarily from net investment income. However, for the three months ended September 30, 2013, for financial reporting purposes, the Company had net investment income of approximately $0.16 per share, compared to distributions to stockholders of $0.231 per share during the period. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. The tax character of distributions will be determined at the end of the taxable year. However, if the character of our distributions for the fiscal year ended June 30, 2014 were determined as of September 30, 2013, a portion of the distributions for 2014 would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes. Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that the source of any distribution is our taxable ordinary income or capital gains. The specific tax characteristics of our distributions will be reported to stockholders after the end of the taxable year.

The following table lists the cash distributions, including dividends and returns of capital, if any, per share that we have declared since our formation on April 16, 2010. The table is divided by fiscal year according to record date.

Date Declared	Record Date	Payment Date	Amount
Fiscal 2011:
July 21, 2010	September 30, 2010	October 15, 2010	$0.076	(1)
November 5, 2010	December 31, 2010	January 14, 2011	0.225
February 4, 2011	March 31, 2011	April 15, 2011	0.225
May 6, 2011	June 30, 2011	July 15, 2011	0.225
Total (2011)			$0.751
Fiscal 2012:
June 28, 2011	July 29, 2011	August 15, 2011	$0.075	(2)
June 28, 2011	August 31, 2011	September 15, 2011	0.075
June 28, 2011	September 30, 2011	October 14, 2011	0.075
September 8, 2011	October 31, 2011	November 15, 2011	0.077
September 8, 2011	November 30, 2011	December 15, 2011	0.077
September 8, 2011	December 30, 2011	January 13, 2012	0.077
November 7, 2011	January 31, 2012	February 15, 2012	0.077
November 7, 2011	February 29, 2012	March 15, 2012	0.077
November 7, 2011	March 30, 2012	April 13, 2012	0.077
February 3, 2012	April 30, 2012	May 15, 2012	0.077
February 3, 2012	May 31, 2012	June 15, 2012	0.077
February 3, 2012	June 29, 2012	July 13, 2012	0.077
Total (2012)			$0.918

Date Declared	Record Date	Payment Date	Amount
Fiscal 2013:
May 7, 2012	July 31, 2012	August 15, 2012	$0.077
May 7, 2012	August 31, 2012	September 14, 2012	0.077
May 7, 2012	September 28, 2012	October 15, 2012	0.077
September 10, 2012	October 31, 2012	November 15, 2012	0.077
September 10, 2012	November 30, 2012	December 14, 2012	0.077
September 10, 2012	December 31, 2012	January 15, 2013	0.077
November 5, 2012	January 31, 2013	February 15, 2013	0.077
November 5, 2012	February 28, 2013	March 15, 2013	0.077
November 5, 2012	March 29, 2013	April 15, 2013	0.077
February 5, 2013	April 30, 2013	May 15, 2013	0.077
February 5, 2013	May 31, 2012	June 14, 2013	0.077
February 5, 2013	June 28, 2013	July 15, 2013	0.077
Total (2013)			$0.924
Fiscal 2014:
May 3, 2013	July 31, 2013	August 15, 2013	$0.077
May 3, 2013	August 30, 2013	September 13, 2013	0.077
May 3, 2013	September 30, 2013	October 15, 2013	0.077
September 9, 2013	October 31, 2013	November 15, 2013	0.077
September 9, 2013	November 29, 2013	December 13, 2013	0.077
September 9, 2013	December 31, 2013	January 15, 2014	0.077
November 7, 2013	January 31, 2014	February 14, 2014	0.067
November 7, 2013	February 28, 2014	March 14, 2014	0.067
November 7, 2013	March 31, 2014	April 15, 2014	0.067
Total (2014 to date)			$0.663

(1)	This quarterly dividend was prorated for the number of days remaining in the third calendar quarter after our initial public offering. Our initial public offering was on August 31, 2010, and the gross amount of the prorated dividend was $0.225.
(2)	From our initial public offering through the fourth fiscal quarter of 2012, we paid quarterly dividends, but in the first fiscal quarter of 2013 we began paying, and we intend to continue paying, monthly dividends to our stockholders. Our monthly dividends, if any, are determined by our Board of Directors on a quarterly basis.

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Investment Advisory Agreement with Full Circle Advisors. John E. Stuart, our Chief Executive Officer and President, is the managing member of, and has financial and controlling interests in, Full Circle Advisors.
•	We have entered into the Administration Agreement with Full Circle Service Company. Pursuant to the terms of the Administration Agreement, Full Circle Service Company provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. Mr. Stuart, our Chief Executive Officer and President, is the managing member of, and has financial and controlling interests in, Full Circle Service Company.
•	We have entered into a license agreement with Full Circle Advisors, pursuant to which Full Circle Advisors has agreed to grant us a non-exclusive, royalty-free license to use the name “Full Circle.”
•	Our former Chief Financial Officer, Treasurer and Secretary, William E. Vastardis, is the President of Vastardis Fund Services LLC (“Vastardis”). Full Circle Service Company has engaged Vastardis to provide certain administrative services to us. For the three months ended September 30, 2013,

Vastardis earned $50,000 for services provided under the Administration Agreement and $62,500 for the services of Mr. Vastardis as the Chief Financial Officer. On September 30, 2013, Michael J. Sell succeeded Mr. Vastardis as our Chief Financial Officer, Treasurer and Secretary.

Full Circle Advisors’ investment committee presently manages Full Circle Funding, LP, a specialty lender serving smaller and lower middle-market companies. Although the existing investment funds managed by Full Circle Funding, LP, which currently consist of the Legacy Funds, are no longer making investments in new opportunities, any affiliated investment vehicle formed in the future and managed by our investment adviser or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. Full Circle Advisors and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, Full Circle Advisors or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with Full Circle Advisors’ allocation procedures. In connection with our acquisition of the Legacy Portfolio, we issued an aggregate of 4,191,415 shares of our common stock and approximately $3.4 million of Distribution Notes to investors in the Legacy Funds. The Distribution Notes were paid off at par plus accrued interest on July 3, 2013.

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

Recent Developments

Management Changes

The Company’s Board has expanded its size to include five directors and has appointed Gregg J. Felton to serve as a director until the 2014 Annual Meeting of Stockholders scheduled for January 17, 2014. In addition, the Board appointed Mr. Felton to serve as the Company’s Co-Chief Executive Officer and President. In connection with Mr. Felton’s appointment, John Stuart resigned as the Company’s President, but will continue to serve as Co-Chief Executive Officer. All of the foregoing actions will take effect on November 8, 2013.

Mr. Felton, 42, will be primarily responsible for overall investment strategies and portfolio management. Mr. Felton is also a Managing Member and Chief Investment Officer of Full Circle Advisors and a Managing Member of Full Circle Service Company. Prior to joining Full Circle Capital, from 2006 to 2013, Mr. Felton was a Partner and Managing Director of Goldman Sachs and the Founder and Chief Investment Officer of Liberty Harbor, Goldman Sachs Asset Management’s credit alternatives platform. He oversaw various investment vehicles, including hedge funds, mutual funds and institutional managed accounts and facilitated the launch of Goldman Sachs’ business development company. From 2009 to 2010, Mr. Felton was Head of Credit for Goldman Sachs Asset Management, overseeing approximately $60 billion in assets. Prior to joining Goldman Sachs, Mr. Felton was a senior portfolio manager at Amaranth Advisors, a multi-strategy hedge fund located in Greenwich, Connecticut. He led Amaranth’s global corporate credit investment team from 2000 to 2006. Prior thereto, Mr. Felton was a Vice President at Chase Manhattan Bank, where he served as a portfolio manager and senior analyst for Chase’s Special Situations Fund. Mr. Felton began his career in the High Yield Finance Department of Chase’s Global Investment Bank. Mr. Felton’s broad experience managing investment vehicles and funds provides the Board with industry expertise and a valuable perspective on a variety of credit transactions. Education — B.A. Tufts University, 1992; J.D. Georgetown University Law Center, 1996; M.B.A. Georgetown University School of Business, 1996.

Amendment to Bylaws

Effective November 8, 2013, the Board amended and restated the Company’s Bylaws to permit the appointment of a Co-Chief Executive Officer and make certain other revisions related to the administration of the Company.

Dividend

On November 7, 2013, the Board of Directors declared monthly dividends of $0.067, $0.067 and $0.067 per share payable on February 14, 2014 for holders of record at January 31, 2014, March 14, 2014 for holders of record at February 28, 2014 and April 15, 2014 for holders of record at March 31, 2014.

Recent Portfolio Activity

On October 18, 2013, the senior secured credit facility with Coast Plating, Inc., an Aerospace Parts Plating and Finishing company, was paid off at par plus accrued interest and fees of $3,316,681.

On October 17, 2013, the senior secured credit facility with CSL Operating, LLC, an industrial metal treatings company, was paid off at par value plus accrued interest and fees of $3,655,118.

On October 21, 2013, the senior secured credit facility with Employment Plus, Inc., a staffing services company, was paid off at par value plus accrued interest of $5,033,333.

On October 30, 2013, the Company purchased $5.0 million of a $142.0 million senior secured credit facility to Esselte Holdings, Inc./Esselte AB, a global manufacturer and distributor of office supplies. The senior secured credit facility bears interest at LIBOR plus 8.75%, with a minimum LIBOR of 2.00%, per annum and has a final maturity of February 29, 2016.

On October 31, 2013, the senior secured credit facility with MDU Communications (USA) Inc., a cable TV/broadband services company was partially prepaid in an amount of $1,667,183 in conjunction with the first closing related to the sale of substantially all of its assets to a third party. As part of this sales process, on October 22, 2013, the Company reduced the interest rate on the outstanding balance of the loan to 2.00% and expects to realize a partial loss of approximately $500,000 as part of the transaction.

Credit Facility

On November 6, 2013, the Company increased the size of the Credit Facility from $32.5 million to $45.0 million.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2013, 5 debt investments in our portfolio were at a fixed rate, and the remaining 32 debt investments were at variable rates, representing approximately $12.8 million and $75.4 million in fair value debt, respectively. The majority of our floating rate debt instruments are currently at their floor interest rate. The variable rates are based upon the Prime rate or LIBOR.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1% increase in the underlying Prime rate or LIBOR, and no other change in our portfolio as of September 30, 2013. We have also assumed outstanding borrowings by the Company of $43.1 million, with $21.9 million having a floating rate based upon LIBOR. Under this analysis, net investment income would increase by approximately $0.2 million annually. If we had instead assumed a 1% decrease in the underlying Prime rate or LIBOR, net investment income would remain approximately the same. Although management believes that this analysis is indicative of our existing interest rate sensitivity at September 30, 2013, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Item 4.  Controls and Procedures

As of September 30, 2013, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended September 30, 2013 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of equity securities during the three months ended September 30, 2013.

Issuer Purchases of Equity Securities

For the quarter ended September 30, 2013, as a part of our dividend reinvestment plan for our common stockholders, we purchased 1,461 shares of our common stock for an average price of approximately $8.09 in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines repurchases of our common stock during the quarter ended September 30, 2013.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 2013	484	$7.96	—	—
August 2013	501	$8.17	—	—
September 2013	476	$8.14	—	—
Total	1,461	$8.09	—	—
Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement(2)
3.2	Bylaws(1)
4.1	Form of Common Stock Certificate(1)
4.2	Form of Note Agreement for Distribution Notes(1)
4.3	Form of Distribution Note(1)
4.4	Indenture, dated as of June 3, 2013(6)
4.5	Form of First Supplemental Indenture(7)
4.6	Form of Global Note (included as Exhibit A to the Form of First Supplemental Indenture)(7)
10.1	Form of Dividend Reinvestment Plan(1)
10.2	Investment Advisory Agreement by and between Registrant and Full Circle Advisors, LLC(1)
10.3	Administration Agreement by and between Registrant and Full Circle Service Company, LLC(1)
10.4	Credit Agreement by and among Registrant, Sovereign Bank, N.A., as agent, and the lenders party thereto, dated as of June 3, 2013(5)
10.5	First Amendment to Credit Agreement by and between Registrant and Sovereign Bank, N.A., as agent, dated as of September 25, 2013.*
10.6	Pledge Agreement by Registrant in favor of Sovereign Bank, N.A., as agent, dated as of June 3, 2013(5)
10.7	Security Agreement by Registrant in favor of Sovereign Bank, N.A., as agent, dated as of June 3, 2013(5)
10.8	Form of Indemnification Agreement by and between Registrant and each of its directors(1)
10.9	Trademark License Agreement by and between Registrant and Full Circle Advisors, LLC(1)
10.10	Form of Purchase and Sale Agreement by and between Registrant, Full Circle Partners, LP, Full Circle Fund, Ltd., Full Circle Offshore, LLC, and FCC, LLC d/b/a First Capital(2)
14.1	Code of Ethics(8)
14.2	Code of Business Conduct(8)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-166302) filed on August 5, 2010.
(2)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File No. 333-166302) filed on August 26, 2010.
(3)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-180321) filed on July 13, 2012.
(4)	Incorporated by reference to the Registrant’s registration statement on Form N-2 (File No. 333-187207) filed on March 12, 2013.

(5)	Incorporated by reference to Registrant’s current report on Form 8-K (File No. 814-00809) filed on June 4, 2013.
(6)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 1 (File No. 333-188280) filed on June 11, 2013.
(7)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-188280) filed on June 19, 2013.
(8)	Incorporated by reference to Registrant’s annual report on form 10-K (File No. 814-00809) filed on September 13, 2013.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL CIRCLE CAPITAL CORPORATION

Date: November 7, 2013	By: /s/ John E. Stuart John E. Stuart, Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)
Date: November 7, 2013	By: /s/ Michael J. Sell Michael J. Sell, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)