Form 10-Q/A
period 2013-09-30
Full Circle Capital Corp
filed 2013-11-08
CIK 1490013

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to our quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2013 (the “Original Filing”), which was filed with the Securities and Exchange Commission on November 7, 2013, is to correct a typographical error appearing in Note 11 to our Consolidated Financial Statements as of September 30, 2013 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.” No other items of the Original Filing are being amended hereby.

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

Recent Portfolio Activity

On October 18, 2013, the senior secured credit facility with Coast Plating, Inc., an Aerospace Parts Plating and Finishing company, was paid off at par plus accrued interest and fees of $4,740,312.

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

Recent Portfolio Activity

On October 18, 2013, the senior secured credit facility with Coast Plating, Inc., an Aerospace Parts Plating and Finishing company, was paid off at par plus accrued interest and fees of $4,740,312.

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

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 2013	484	$7.96	—	—
August 2013	501	$8.17	—	—
September 2013	476	$8.14	—	—
Total	1,461	$8.09	—	—
Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement(2)
3.2	Bylaws(1)
4.1	Form of Common Stock Certificate(1)
4.2	Form of Note Agreement for Distribution Notes(1)
4.3	Form of Distribution Note(1)
4.4	Indenture, dated as of June 3, 2013(6)
4.5	Form of First Supplemental Indenture(7)
4.6	Form of Global Note (included as Exhibit A to the Form of First Supplemental Indenture)(7)
10.1	Form of Dividend Reinvestment Plan(1)
10.2	Investment Advisory Agreement by and between Registrant and Full Circle Advisors, LLC(1)
10.3	Administration Agreement by and between Registrant and Full Circle Service Company, LLC(1)
10.4	Credit Agreement by and among Registrant, Sovereign Bank, N.A., as agent, and the lenders party thereto, dated as of June 3, 2013(5)
10.5	First Amendment to Credit Agreement by and between Registrant and Sovereign Bank, N.A., as agent, dated as of September 25, 2013.(9)
10.6	Pledge Agreement by Registrant in favor of Sovereign Bank, N.A., as agent, dated as of June 3, 2013(5)
10.7	Security Agreement by Registrant in favor of Sovereign Bank, N.A., as agent, dated as of June 3, 2013(5)
10.8	Form of Indemnification Agreement by and between Registrant and each of its directors(1)
10.9	Trademark License Agreement by and between Registrant and Full Circle Advisors, LLC(1)
10.10	Form of Purchase and Sale Agreement by and between Registrant, Full Circle Partners, LP, Full Circle Fund, Ltd., Full Circle Offshore, LLC, and FCC, LLC d/b/a First Capital(2)
14.1	Code of Ethics(8)
14.2	Code of Business Conduct(8)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-166302) filed on August 5, 2010.
(2)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File No. 333-166302) filed on August 26, 2010.
(3)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-180321) filed on July 13, 2012.
(4)	Incorporated by reference to the Registrant’s registration statement on Form N-2 (File No. 333-187207) filed on March 12, 2013.

(5)	Incorporated by reference to Registrant’s current report on Form 8-K (File No. 814-00809) filed on June 4, 2013.
(6)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 1 (File No. 333-188280) filed on June 11, 2013.
(7)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-188280) filed on June 19, 2013.
(8)	Incorporated by reference to Registrant’s annual report on Form 10-K (File No. 814-00809) filed on September 13, 2013.
(9)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q (File No. 814-00809) filed on November 7, 2013.
*	Filed herewith.

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