Form 10-Q
period 2013-12-31
Full Circle Capital Corp
filed 2014-02-10
CIK 1490013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2013

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of February 10, 2014 was 9,461,682.

FULL CIRCLE CAPITAL CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		3
Item 1.	Financial Statements	3
	Consolidated Statements of Assets and Liabilities as of December 31, 2013 and June 30, 2013 (audited)	3
	Consolidated Statements of Operations for the three and six months ended December 31, 2013 and December 31, 2012	4
	Consolidated Statements of Changes in Net Assets for the six months ended December 31, 2013 and December 31, 2012	5
	Consolidated Statements of Cash Flows for the six months ended December 31, 2013 and December 31, 2012	6
	Consolidated Schedule of Investments as of December 31, 2013	7
	Consolidated Schedule of Investments as of June 30, 2013 (audited)	12
	Notes to Consolidated Financial Statements as of December 31, 2013	18
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
	Forward-Looking Statements	34
	Overview	35
	Critical Accounting Policies	36
	Current Market Conditions and Market Opportunity	39
	Portfolio Composition and Investment Activity	39
	Results of Operations	43
	Liquidity and Capital Resources	46
	Recent Developments	50
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4.	Controls and Procedures	51
PART II. OTHER INFORMATION		51
Item 1.	Legal Proceedings	51
Item 1A.	Risk Factors	51
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3.	Defaults Upon Senior Securities	52
Item 4.	Mine Safety Disclosures	52
Item 5.	Other Information	52
Item 6.	Exhibits	52
SIGNATURES		55

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

		December 31, 2013	June 30, 2013
		Unaudited	Audited
Assets
Control Investments at Fair Value (Cost of $19,682,970 and $18,139,543, respectively)	(NOTE 2, 9)	$20,913,955	$19,115,440
Affiliate Investments at Fair Value (Cost of $18,178,195 and $17,954,622, respectively)	(NOTE 2, 9)	13,355,664	16,547,903
Non-Control/Non-Affiliate Investments at Fair Value (Cost of $65,612,198 and $53,220,538, respectively)	(NOTE 2, 9)	62,613,339	52,511,158
Total Investments at Fair Value (Cost of $103,473,363 and $89,314,703, respectively)		96,882,958	88,174,501

Cash		907,361	18,029,115
Deposit with Broker		2,150,000	-
Interest Receivable	(NOTE 2)	905,939	1,097,970
Principal Receivable		487,641	104,768
Dividends Receivable		-	36,705
Due from Portfolio Investment		160,158	105,030
Receivable from Notes Offering		-	2,299,704
Prepaid Expenses		127,564	61,198
Other Assets		752,487	1,437,273
Deferred Offering Expenses		171,299	86,834
Deferred Debt Issuance Costs	(NOTE 8)	1,026,318	1,086,895
Deferred Credit Facility Fees	(NOTE 8)	597,048	543,846

Total Assets		104,168,773	113,063,839

Liabilities
Due to Affiliates	(NOTE 5)	882,235	728,371
Accounts Payable		50,964	471,297
Accrued Liabilities		9,000	10,172
Due to Broker		21,000,256	-
Dividends Payable		582,842	582,842
Interest Payable		52,150	134,167
Other Liabilities		334,961	358,696
Line of Credit	(NOTE 8)	6,440,944	25,584,147
Notes Payable 8.25% due June 30, 2020	(NOTE 8)	21,145,525	21,145,525
Distribution Notes	(NOTE 8)	-	3,404,583

Total Liabilities		50,498,877	52,419,800

Net Assets		$53,669,896	$60,644,039

Components of Net Assets
Common Stock, par value $0.01 per share (100,000,000 authorized; 7,569,382 issued and outstanding)		$75,694	$75,694
Paid-in Capital in Excess of Par		66,319,579	66,319,579
Distributions in Excess of Net Investment Income		(553,439)	(200,200)
Accumulated Net Realized Losses		(5,581,533)	(4,410,832)
Accumulated Net Unrealized Losses		(6,590,405)	(1,140,202)
Net Assets		$53,669,896	$60,644,039

Net Asset Value Per Share		$7.09	$8.01

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended December 31,		Six Months Ended December 31,
		2013	2012	2013	2012
Investment Income
Interest Income from Non-Control/Non-Affiliate Investments		$1,649,533	$1,974,071	$3,530,671	$3,994,055
Interest Income from Affiliate Investments		656,935	280,567	1,310,653	560,508
Interest Income from Control Investments		484,207	319,411	942,111	598,584
Dividend Income from Control Investments		-	72,493	34,411	106,590
Other Income from Non-Control/Non-Affiliate Investments	(NOTE 2)	1,189,891	384,553	1,363,362	528,580
Other Income from Affiliate Investments	(NOTE 2)	3,837	56,004	8,881	59,585
Other Income from Control Investments	(NOTE 2)	12,500	12,500	25,000	25,000
Total Investment Income		3,996,903	3,099,599	7,215,089	5,872,902

Operating Expenses
Management Fee	(NOTE 5)	382,489	345,126	791,747	679,162
Incentive Fee	(NOTE 5)	474,897	365,430	789,636	673,362
Total Advisory Fees		857,386	710,556	1,581,383	1,352,524

Allocation of Overhead Expenses	(NOTE 5)	34,881	84,552	98,711	141,308
Sub-Administration Fees	(NOTE 5)	50,000	50,000	100,000	123,429
Officers’ Compensation	(NOTE 5)	75,529	75,160	150,867	150,354
Total Costs Incurred Under Administration Agreement		160,410	209,712	349,578	415,091

Directors’ Fees		31,625	33,125	60,250	61,750
Interest Expense	(NOTE 8)	718,502	438,587	1,439,479	835,082
Professional Services Expense		158,620	109,902	354,481	275,063
Bank Fees		21,622	5,230	35,468	8,320
Other		149,150	126,837	250,635	221,177
Total Operating Expenses		2,097,315	1,633,949	4,071,274	3,169,007

Net Investment Income		1,899,588	1,465,650	3,143,815	2,703,895
Net Change in Unrealized Gain (Loss) on Investments		(2,627,312)	1,292,589	(5,450,203)	1,809,902
Net Realized Gain (Loss) on:
Investments		(492,216)	(3,186,441)	(1,170,769)	(4,047,108)
Foreign Currency Transactions		-	-	68	-
Net Realized Gain (Loss)		(492,216)	(3,186,441)	(1,170,701)	(4,047,108)

Net Increase (Decrease) in Net Assets Resulting from Operations		$(1,219,940)	$(428,202)	$(3,477,089)	$466,689

Earnings per Common Share Basic and Diluted	(NOTE 4)	$(0.16)	$(0.06)	$(0.46)	$0.07
Net Investment Income per Common Share Basic and Diluted		$0.25	$0.22	$0.42	$0.42
Weighted Average Shares of Common Share Outstanding Basic and Diluted		7,569,382	6,732,969	7,569,382	6,476,175

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	Six Months Ended December 31, 2013	Six Months Ended December 31, 2012
Increase (Decrease) in Net Assets Resulting from Operations:
Net Investment Income	$3,143,815	$2,703,895
Net Change in Unrealized Gain (Loss) on Investments	(5,450,203)	1,809,902
Net Realized Gain (Loss) on:
Investments	(1,170,769)	(4,047,108)
Foreign Currency Transactions	68	-
Net Realized Gain (Loss)	(1,170,701)	(4,047,108)

Net Increase (Decrease) in Net Assets Resulting from Operations	(3,477,089)	466,689

Dividends to Shareholders	(3,497,054)	(3,081,254)

Capital Share Transactions:
Issuance of Common Stock	-	10,665,000
Less Offering Costs and Underwriting Fees	-	(686,580)

Net Increase in Net Assets Resulting from Capital Share Transactions	-	9,978,420

Total Increase (Decrease) in Net Assets	(6,974,143)	7,363,855
Net Assets at Beginning of Period	60,644,039	53,442,785

Net Assets at End of Period	$53,669,896	$60,806,640

Capital Share Activity:
Shares issued	-	1,350,000
Shares Outstanding at Beginning of Period	7,569,382	6,219,382

Shares Outstanding at End of Period	7,569,382	7,569,382

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended December 31, 2013	Six months ended December 31, 2012
Cash Flows from Operating Activities:
Net Increase (Decrease) in Net Assets Resulting from Operations	$(3,477,089)	$466,689
Adjustments to Reconcile Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Purchases of Investments	(78,382,365)	(87,577,200)
Proceeds from Sale or Refinancing of Investments	63,246,408	80,727,443
Realized (Gain) Loss on:
Investments	1,170,769	4,047,108
Foreign Currency Transactions	(68)	-
Net Change in Unrealized (Gain) Loss on Investments	5,450,203	(1,809,902)
Amortization and Accretion of Fixed Income Premiums and Discounts	(193,403)	(159,645)
Amortization of Deferred Debt Issuance Costs	79,680	-
Amortization of Deferred Credit Facility Fees	131,863	-
Change in Operating Assets and Liabilities
Deposit with Broker	(2,150,000)	100,000
Interest Receivable	192,031	54,081
Principal Receivable	(382,873)	261,621
Dividend Receivable	36,705	(72,493)
Due from Portfolio Investment	(55,128)	(353,395)
Receivable for Investments Sold	-	(1,126,196)
Prepaid Expenses	(66,366)	(64,664)
Other Assets	684,786	14,949
Due to Affiliate	153,864	130,203
Accounts Payable	(420,333)	(96,404)
Accrued Liabilities	(1,172)	(32,196)
Due to Broker	21,000,256	(499,308)
Interest Payable	(82,017)	(42,039)
Other Liabilities	(23,735)	619,234

Net Cash Provided by (Used in) Operating Activities	6,912,016	(5,412,114)

Cash Flows from Financing Activities:
Borrowings Under Credit Facility	86,657,552	31,479,326
Payments Under Credit Facility	(105,800,756)	(33,451,388)
Dividends Paid to Shareholders	(3,497,054)	(2,977,304)
Proceeds from Notes Payable	2,299,704	-
Deferred Credit Facility Fees	(185,065)	-
Deferred Debt Issuance Costs	(19,103)	-
Payment of Distribution Notes	(3,404,583)	-
Payment of Offering Expenses and Underwriting Fees	(84,465)	(638,592)
Proceeds from Issuance of Common Stock	-	10,665,000

Net Cash Provided by (Used in) Financing Activities	(24,033,770)	5,077,042

Total Decrease in Cash	(17,121,754)	(335,072)
Cash Balance at Beginning of Period	18,029,115	639,149
Cash Balance at End of Period	$907,361	$304,077

Supplemental Disclosure of Non-Cash Financing Activity:
Dividends Declared, Not Yet Paid	$582,842	$582,842

Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$1,309,953	$877,121

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

December 31, 2013

Description [1]	Industry	Type of Investment [2]	Par Amount / Quantity	Cost	Fair Value	% of Net Asset Value

Control Investments [4]

New Media West, LLC
	Cable TV	Senior Secured Term Loan, 9.00%, 12/31/2017	$5,079,679	$5,079,679	$5,059,530	9.43%
	Broadband Services	Limited Liability Company Interests ^,5	720	3,600,000	3,504,696	6.53%
New Media West, LLC Total				8,679,679	8,564,226	15.96%

Takoda Resources Inc.*
	Geophysical Surveying	Senior Secured Term Loan, 16.00%, 4/1/2016	$2,200,000	2,200,000	2,194,060	4.09%
	and Mapping Services	Common Stock ^,6	673	-	-	-%
Takoda Resources Inc. Total				2,200,000	2,194,060	4.09%

Texas Westchester Financial, LLC	Consumer Finance	Limited Liability Company Interests ^	9,278	905,819	537,792	1.00%

The Finance Company, LLC
	Consumer Finance	Senior Secured Term Loan, 15.00% (LIBOR plus 14.25%, 15.00% floor), 9/30/2015	$5,163,547	5,097,696	5,258,384	9.80%
		Limited Liability Company Interests	50	140,414	1,811,973	3.37%
The Finance Company, LLC Total				5,238,110	7,070,357	13.17%

TransAmerican Asset Servicing Group, LLC
	Asset Recovery	Senior Secured Term Loan, 14.25%, 7/25/2016	$2,700,000	2,659,362	2,547,520	4.75%
	Services	Limited Liability Company Interests ^,7	75	-	-	-%
TransAmerican Asset Servicing Group, LLC Total				2,659,362	2,547,520	4.75%

Total Control Investments				19,682,970	20,913,955	38.97%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

December 31, 2013

Description [1]	Industry	Type of Investment [2]	Par Amount / Quantity	Cost	Fair Value	% of Net Asset Value

Affiliate Investments [3]

Modular Process Control, LLC
	Energy Efficiency	Senior Secured Revolving Loan, 14.50% (LIBOR plus 13.50%, 14.50% floor), 3/28/17	$1,000,000	$950,998	$1,000,000	1.86%
	Services	Senior Secured Term Loan, 15.50% (LIBOR plus 14.50%, 15.50% floor), 3/28/17	$5,000,000	4,734,660	3,574,500	6.66%
		Modular Process Control, LLC - Warrants for 8.33% of the outstanding Class B LLC Interests (at a $0.01 strike price), expire 3/28/23 ^	1	288,000	-	-%
Modular Process Control, LLC Total				5,973,658	4,574,500	8.52%

ProGrade Ammo Group, LLC
	Munitions	Senior Secured Revolving Loan, 9.19% (LIBOR plus 9.00%, 9.19% floor), 8/1/2014	$2,758,989	2,758,989	2,758,989	5.14%
		Senior Secured Term Loan, 16.19% (LIBOR plus 16.00%, 16.19% floor), 8/1/2014	$4,718,750	4,678,279	1,978,415	3.69%
		Warrants for 9.5% of the outstanding LLC interests (at a $10.00 strike price), expire 8/1/2018 ^	181,240	176,770	-	-%
ProGrade Ammo Group, LLC Total				7,614,038	4,737,404	8.83%

SOLEX Fine Foods, LLC; Catsmo, LLC
	Food	Senior Secured Term Loan, 12.31% (LIBOR plus 12.14%), 12/28/2016	$3,900,000	3,811,660	3,725,279	6.94%
	Distributors &	Limited Liability Company Interests ^,8	1	290,284	67,830	0.13%
	Wholesalers	Warrants for 1.6% of the outstanding LLC interests (strike price $0.01), expire 12/31/2022 ^,8	1	58,055	15,200	0.03%
SOLEX Fine Foods, LLC; Catsmo, LLC Total				4,159,999	3,808,309	7.10%

West World Media, LLC [9]	Information and Data Services	Limited Liability Company Interests ^	85,210	430,500	235,451	0.44%

Total Affiliate Investments				18,178,195	13,355,664	24.89%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

December 31, 2013

Description [1]	Industry	Type of Investment [2]	Par Amount / Quantity	Cost	Fair Value	% of Net Asset Value

Other Investments

Attention Transit Advertising Systems, LLC	Outdoor Advertising Services	Senior Secured Term Loan, 11.50%, 9/30/2016	$2,263,585	$2,263,585	$2,248,193	4.19%

Background Images, Inc.
	Equipment	Senior Secured Term Loan – Term A, 14.67% (LIBOR plus 14.50%), 6/28/2014	$1,293,750	1,288,975	1,301,254	2.42%
	Rental Services	Senior Secured Term Loan – Term B, 16.42% (LIBOR plus 16.25%), 6/28/2014	$731,250	728,476	735,126	1.37%
Background Images, Inc. Total				2,017,451	2,036,380	3.79%

Blackstrap Broadcasting, LLC
	Radio	Senior Secured Term Loan, 6.17% (LIBOR plus 6.00%), 7/31/2014	$3,080,000	3,080,000	2,411,743	4.49%
	Broadcasting	Subordinated Secured Term Loan, 16.00% (PRIME plus 7.75%, 16.00% floor), 7/31/2014	$3,500,000	3,500,000	1,276,333	2.38%
Blackstrap Broadcasting, LLC Total				6,580,000	3,688,076	6.87%

CPX, Inc.
	Industrial	Senior Secured Revolving Loan, 14.19% (LIBOR plus 14.00%, 14.19% floor), 9/30/2016	$1,550,000	1,530,647	1,550,000	2.89%
	Molded Products	Senior Secured Term Loan, 14.69% (LIBOR plus 14.50%, 14.69% floor), 9/30/2016	$1,250,000	1,230,684	1,188,750	2.21%
CPX, Inc. Total				2,761,331	2,738,750	5.10%

Esselte Holdings Inc., Esselte AB	Stationery, Tablets, and Related Products	Senior Secured Term Loan, 10.75% (LIBOR plus 8.75%, 10.75% floor), 2/29/2016	$4,826,389	4,827,946	4,827,946	9.00%

Global Energy Efficiency Holdings, Inc.
	Energy	Senior Secured Revolving Loan, 13.17% (LIBOR plus 13.00%) 9/7/2015	$5,798,087	5,796,271	6,145,972	11.45%
	Efficiency Services	Senior Secured Term Loan, 13.17% (LIBOR plus 13.00%) 9/7/2015	$1,300,000	1,293,373	1,378,000	2.57%
Global Energy Efficiency Holdings, Inc. Total				7,089,644	7,523,972	14.02%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

December 31, 2013

Description [1]	Industry	Type of Investment [2]	Par Amount / Quantity	Cost	Fair Value	% of Net Asset Value

Other Investments (continued)

Infinite Aegis Group, LLC
	Healthcare	Senior Secured Revolving Loan, 12.19% (LIBOR plus 12.00%, 12.19% floor), 7/31/2017	$1,000,000	$984,198	$1,000,000	1.86%
	Billing and Collections	Senior Secured Term Loan, 12.19% (LIBOR plus 12.00%, 12.19% floor), 7/31/2017	$4,000,000	3,874,357	3,747,600	6.98%
		Warrants for 2.0% of the outstanding LLC interests (at a $0.01 strike price), expire 8/1/2023 ^	1	107,349	28,123	0.06%
Infinite Aegis Group, LLC Total				4,965,904	4,775,723	8.90%

MDU Communications (USA) Inc.	Cable TV	Senior Secured Term Loan - Tranche A, 2.00%, 3/31/2014 [10]	$2,858,370	2,858,370	2,446,193	4.56%

Pristine Environments, Inc.
	Building Cleaning and	Senior Secured Revolving Loan, 12.70% (LIBOR plus 12.50%, 12.70% floor), 3/31/2017	$3,114,542	3,106,881	3,217,633	5.99%
	Maintenance Services	Senior Secured Term Loan, 12.70% (LIBOR plus 12.50%, 12.70% floor), 3/31/2017	$1,106,625	1,096,331	1,196,151	2.23%
Pristine Environments, Inc. Total				4,203,212	4,413,784	8.22%

The Selling Source, LLC	Information and Data Services	Senior Secured Term Loan, 12.54%, 1/31/2017	$3,637,572	3,607,824	3,504,194	6.53%

US Path Labs, LLC	Healthcare Services	Senior Secured Term Loan, 14.00% (LIBOR plus 13.25%, 14.00% floor), 3/31/2014	$3,410,000	3,380,656	3,410,000	6.35%

VaultLogix, LLC	Information Retrieval Services	Warrants for Variable % Ownership, (at a $307.855 strike price), expire 1/14/2019^	3,349	56,147	-	-%

United States Treasury		United States Treasury Bill** (0.22)%, 1/2/2014	$21,000,000	21,000,128	21,000,128	39.13%

Total Other Investments				65,612,198	62,613,339	116.66%
Total Investments				$103,473,363	$96,882,958	180.52%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)

December 31, 2013

	December 31, 2013
	Investment at Fair Value (in millions)	Percentage of Net Assets
Energy Efficiency Services	$12.1	22.54%
CableTV / Broadband Services	11.0	20.52
Consumer Finance	7.6	14.18
Stationery, Tablets, and Related Products	4.8	9.00
Healthcare Billing and Collections	4.8	8.90
Munitions	4.7	8.83
Building Cleaning and Maintenance Services	4.4	8.22
Food Distributors and Wholesalers	3.8	7.10
Information and Data Services	3.8	6.97
Radio Broadcasting	3.7	6.87
Healthcare Services	3.4	6.34
Industrial Molded Products	2.7	5.10
Asset Recovery Services	2.6	4.75
Outdoor Advertising Services	2.3	4.19
Geophysical Surveying and Mapping Services	2.2	4.09
Equipment Rental Services	2.0	3.79
Total	$75.9	141.39%

1         Our investments are acquired in private transactions exempt from registration under the Securities Act of 1933, therefore are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act of 1933.

2         A majority of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to LIBOR or the U.S. prime rate, and which is reset daily, monthly, quarterly or semi-annually. For each debt investment, the Company has provided the interest rate in effect as of December 31, 2013. If no reference to LIBOR or the U.S. prime rate is made, the rate is fixed.

3         “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the Investment Company Act of 1940, which are not “Control Investments.”  A company is deemed to be an “Affiliate” of Full Circle Capital Corporation if Full Circle Capital Corporation owns 5% or more, but less than 25%, of the voting securities of such company.

4          “Control Investments” are investments in those companies that are “Control Investments” of the Company, as defined in the Investment Company Act of 1940. A company is deemed to be a “Control Investment” of Full Circle Capital Corporation if Full Circle Capital Corporation owns more than 25% of the voting securities of such company.

5         Full Circle Capital Corporation’s equity investment in New Media West, LLC is held through its wholly-owned subsidiary FC New Media, Inc.

6         Full Circle Capital Corporation’s equity investment in Takoda Resources Inc. is held through its wholly-owned subsidiary FC Takoda Holdings, LLC.

7         Full Circle Capital Corporation’s equity investment in TransAmerican Asset Servicing Group, LLC is held through its wholly-owned subsidiary TransAmerican Asset Servicing Group, Inc.

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

10       MDU Communications (USA) Inc. was on non-accrual status as of December 31, 2013.

*	Investment is not a qualifying asset under Section 55(a) of the 1940 Act.
**	Interest rate shown reflects yield to maturity at time of purchase.
^	Security is a non-income producing security.

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Audited)

June 30, 2013

Description [1]	Industry	Type of Investment [2]	Par Amount / Quantity	Cost	Fair Value	% of Net Asset Value

Control Investments [4]

New Media West, LLC
	Cable TV	Senior Secured Term Loan, 9.00%, 12/31/2017	$5,079,679	$5,079,679	$5,079,679	8.38%
	Broadband Services	Limited Liability Company Interests ^,5	720	3,600,000	4,203,006	6.93%
New Media West, LLC Total				8,679,679	9,282,685	15.31%

Takoda Resources Inc.*
	Geophysical Surveying	Senior Secured Term Loan, 16.00%, 4/1/2016	$1,469,063	1,469,063	1,469,063	2.42%
	and Mapping Services	Common Stock ^,6	520	-	-	0.00%
Takoda Resources Inc. Total				1,469,063	1,469,063	2.42%

Texas Westchester Financial, LLC	Consumer Finance	Limited Liability Company Interests ^	9,278	905,819	602,154	0.99%

The Finance Company, LLC
	Consumer Finance	Senior Secured Term Loan, 15.00% (LIBOR plus 14.25%, 15.00% floor), 9/30/2015	$5,163,547	4,585,205	4,698,524	7.75%
		Limited Liability Company Interests	50	140,414	1,604,577	2.65%
The Finance Company, LLC Total				4,725,619	6,303,101	10.40%

TransAmerican Asset Servicing Group, LLC
	Asset Recovery	Senior Secured Term Loan, 14.25%, 7/25/2016	$2,400,000	2,359,362	1,458,437	2.40%
	Services	Limited Liability Company Interests ^,7	75	-	-	0.00%
TransAmerican Asset Servicing Group, LLC Total				2,359,362	1,458,437	2.40%

Total Control Investments				18,139,543	19,115,440	31.52%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Audited)

June 30, 2013

Description [1]	Industry	Type of Investment [2]	Par Amount / Quantity	Cost	Fair Value	% of Net Asset Value

Affiliate Investments [3]

Modular Process Control, LLC
	Energy	Senior Secured Revolving Loan, 15.00% (LIBOR plus 14.00%, 15.00% floor), 3/28/17	$3,500,000	$3,310,894	$3,500,000	5.77%
	Efficiency	Senior Secured Term Loan, 15.00% (LIBOR plus 14.00%, 15.00% floor), 3/28/17	$2,500,000	2,342,415	2,407,833	3.97%
	Services	Warrants for 8% of the outstanding Class B LLC Interests (at a $0.01 strike price), expire 3/28/23 ^	1	288,000	161,413	0.27%
Modular Process Control, LLC Total				5,941,309	6,069,246	10.01%

ProGrade Ammo Group, LLC
	Munitions	Senior Secured Revolving Loan, 9.20% (LIBOR plus 9.00%, 9.20% floor), 8/1/2014	$1,907,735	1,907,735	1,907,735	3.14%
		Senior Secured Term Loan, 15.20% (LIBOR plus 15.00%, 15.20% floor), 8/1/2014	$5,468,750	5,389,137	4,304,089	7.10%
		Warrants for 9.5% of the outstanding LLC interests (at a $10.00 strike price), expire 8/1/2018 ^	181,240	176,770	-	0.00%
ProGrade Ammo Group, LLC Total				7,473,642	6,211,824	10.24%

SOLEX Fine Foods, LLC; Catsmo, LLC
	Food	Senior Secured Term Loan, 12.31% (LIBOR plus 12.14%), 12/28/2016	$3,900,000	3,801,116	3,859,440	6.37%
	Distributors &	Limited Liability Company Interests ^,8	1	250,000	139,247	0.23%
	Wholesalers	Warrants for 1.6% of the outstanding LLC interests (strike price $0.01), expire 12/28/2022 ^,8	1	58,055	32,695	0.05%
SOLEX Fine Foods, LLC; Catsmo, LLC Total				4,109,171	4,031,382	6.65%

West World Media, LLC	Information and Data Services	Limited Liability Company Interests ^,9	85,210	430,500	235,451	0.39%

Total Affiliate Investments				17,954,622	16,547,903	27.29%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Audited)

June 30, 2013

Description [1]	Industry	Type of Investment [2]	Par Amount / Quantity	Cost	Fair Value	% of Net Asset Value

Other Investments

Attention Transit Advertising Systems, LLC	Outdoor Advertising Services	Senior Secured Term Loan, 14.50%, 9/30/2016	$2,321,626	$2,321,626	$2,321,626	3.83%

Background Images, Inc.
	Equipment	Senior Secured Term Loan – Term A, 14.70% (LIBOR plus 14.50%), 6/28/2015	$1,466,250	1,456,440	1,465,419	2.42%
	Rental Services	Senior Secured Term Loan – Term B, 16.45% (LIBOR plus 16.25%), 6/28/2015	$828,750	823,118	783,058	1.29%
Background Images, Inc. Total				2,279,558	2,248,477	3.71%

Blackstrap Broadcasting, LLC
	Radio	Senior Secured Term Loan, 5.00%, 7/31/2014	$3,000,000	3,000,000	2,588,600	4.27%
	Broadcasting	Subordinated Secured Term Loan, 16.00% (PRIME plus 7.75%, 16.00% floor), 7/31/2014	$3,500,000	3,500,000	3,034,383	5.00%
Blackstrap Broadcasting, LLC Total				6,500,000	5,622,983	9.27%

Coast Plating, Inc.
	Aerospace Parts Plating	Senior Secured Term Loan – Term A, 11.70% (LIBOR plus 11.50%, 11.70% floor), 9/13/2014	$1,401,686	1,401,687	1,412,666	2.33%
	and Finishing	Senior Secured Term Loan – Term B, 12.45% (LIBOR plus 12.25%, 12.45% floor), 9/13/2014	$3,431,714	3,431,714	3,412,268	5.63%
Coast Plating, Inc. Total				4,833,401	4,824,934	7.96%

CSL Operating, LLC
	Industrial	Senior Secured Term Loan – Term A, 11.70% (LIBOR plus 11.50%, 11.70% floor), 5/11/2014	$1,866,720	1,863,691	1,860,435	3.07%
	Metal Treatings	Senior Secured Term Loan – Term B, 11.70% (LIBOR plus 11.50%, 11.70% floor), 5/11/2014	$1,866,720	1,863,691	1,856,142	3.06%
CSL Operating, LLC Total				3,727,382	3,716,577	6.13%

Employment Plus, Inc.	Staffing Services	Senior Secured Term Loan, 12.00% (LIBOR plus 11.76%, 12.00% floor), 10/24/2013	$5,000,000	5,000,000	5,000,000	8.24%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Audited)

June 30, 2013

Description [1]	Industry	Type of Investment [2]	Par Amount / Quantity	Cost	Fair Value	% of Net Asset Value

Other Investments (continued)

Global Energy Efficiency Holdings, Inc.
	Energy	Senior Secured Revolving Loan, 13.20% (LIBOR plus 13.00%), 9/7/2015	$4,444,961	$4,439,802	$4,523,933	7.46%
	Efficiency Services	Senior Secured Term Loan, 13.20% (LIBOR plus 13.00%), 9/7/2015	$1,000,000	990,088	1,036,900	1.71%
Global Energy Efficiency Holdings, Inc. Total				5,429,890	5,560,833	9.17%

iMedX, Inc.
	Medical	Senior Secured Revolving Loan, 13.75% (LIBOR plus 13.50%, 13.75% floor), 09/19/2014	$1,578,962	1,578,962	1,685,752	2.78%
	Transcription Services	Senior Secured Term Loan – Term A, 13.75% (LIBOR plus 13.50%, 13.75% floor), 09/19/2014	$2,450,686	2,437,028	2,482,790	4.09%
		Senior Secured Term Loan – Term B, 13.75% (LIBOR plus 13.50%, 13.75% floor), 09/19/2014	$1,071,180	1,071,180	1,073,679	1.77%
iMedX, Inc. Total				5,087,170	5,242,221	8.64%

MDU Communications (USA) Inc.
	Cable TV	Senior Secured Term Loan - Tranche A, 12.85% (PRIME plus 4.10%, 12.85% floor), 12/31/2013	$5,000,000	5,000,000	4,914,000	8.10%
	Broadband Services	Senior Secured Term Loan - Tranche C, 10.75% (PRIME plus 2.00%, 10.75% floor), 12/31/2013	$250,000	250,000	242,642	0.40%
MDU Communications (USA) Inc. Total		Senior Secured Term Loan - Tranche D, 9.75% (PRIME plus 1.00%, 9.75% floor), 12/31/2013	$1,480,000	1,480,000	1,427,213	2.35%
				6,730,000	6,583,855	10.85%
Pristine Environments, Inc.
	Building Cleaning and	Senior Secured Revolving Loan, 12.70%, (LIBOR plus 12.50%, 12.70% floor), 3/31/2017	$2,764,801	2,737,585	2,774,017	4.57%
	Maintenance Services	Senior Secured Term Loan, 12.70%, (LIBOR plus 12.50%, 12.70% floor), 3/31/2017	$1,135,000	1,123,828	1,143,437	1.89%
Pristine Environments, Inc. Total				3,861,413	3,917,454	6.46%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Audited)

June 30, 2013

Description [1]	Industry	Type of Investment [2]	Par Amount / Quantity	Cost	Fair Value	% of Net Asset Value

Other Investments (continued)

The Selling Source, LLC	Information and Data Services	Senior Secured Term Loan, 12.54%, 1/31/2017	$4,000,000	$3,964,978	$4,000,000	6.60%

US Path Labs, LLC	Healthcare Services	Senior Secured Term Loan, 14.00%, (LIBOR plus 13.25%, 14.00% floor), 3/31/2014	$3,470,000	3,428,973	3,472,198	5.73%

VaultLogix, LLC	Information Retrieval Services	Warrants for Variable % Ownership, (at a $307.855 strike price), expire 1/14/2019^	3,439	56,147	-	0.00%

Total Other Investments				53,220,538	52,511,158	86.59%
Total Investments				$89,314,703	$88,174,501	145.40%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Audited)

June 30, 2013

	June 30, 2013
	Investment at Fair Value (in millions)	Percentage of Net Assets
Cable TV / Broadband Services	$15.9	26.16%
Energy Efficiency Services	11.6	19.18
Consumer Finance	6.9	11.39
Munitions	6.2	10.24
Radio Broadcasting	5.6	9.28
Medical Transcription Services	5.2	8.64
Staffing Services	5.0	8.24
Aerospace Parts Plating and Finishing	4.8	7.96
Information and Data Services	4.2	6.98
Food Distributors and Wholesalers	4.0	6.65
Building Cleaning and Maintenance Services	3.9	6.46
Industrial Metal Treatings	3.8	6.13
Healthcare Services	3.6	5.73
Outdoor Advertising Services	2.3	3.83
Equipment Rental Services	2.2	3.71
Geophysical Surveying and Mapping Services	1.5	2.42
Asset Recovery Services	1.5	2.40
Total	$88.2	145.40%

1          Our investments are acquired in private transactions exempt from registration under the Securities Act of 1933, therefore are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act of 1933.

2          A majority of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to LIBOR or the U.S. prime rate, and which is reset daily, monthly, quarterly or semi-annually. For each debt investment, the Company has provided the interest rate in effect as of June 30, 2013. If no reference to LIBOR or the U.S. prime rate is made, the rate is fixed.

3           “Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the Investment Company Act of 1940, which are not “Control Investments.”  A company is deemed to be an “Affiliate” of Full Circle Capital Corporation if Full Circle Capital Corporation owns 5% or more, but less than 25%, of the voting securities of such company.

4           “Control Investments” are investments in those companies that are “Control Investments” of the Company, as defined in the Investment Company Act of 1940. A company is deemed to be a “Control Investment” of Full Circle Capital Corporation if Full Circle Capital Corporation owns more than 25% of the voting securities of such company.

5          Full Circle Capital Corporation’s equity investment in New Media West, LLC is held through its wholly-owned subsidiary FC New Media, Inc.

6          Full Circle Capital Corporation’s equity investment in Takoda Resources Inc. is held through its wholly-owned subsidiary FC Takoda Holdings, LLC.

7           Full Circle Capital Corporation’s equity investment in TransAmerican Asset Servicing Group, LLC is held through its wholly-owned subsidiary TransAmerican Asset Servicing Group, Inc.

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

December 31, 2013

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

The June 30, 2013 and December 31, 2012 Consolidated Financial Statements were reclassified in order to be consistent with the format used for the December 31, 2013 Consolidated Financial Statements.

Investment Classification

We are a non-diversified company within the meaning of the 1940 Act. We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual possesses, or has the right to acquire within 60 days or less, a beneficial ownership of 25% or more of the voting securities of an investee company. Affiliated Investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through the possession outright, or via the right to acquire within 60 days or less, beneficial ownership of 5% or more of the outstanding voting securities of another company or person.

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

 Valuation Techniques

Senior and Subordinated Secured Loans

The Company’s portfolio consists primarily of private debt instruments (“Level 3 debt”). The Company considers its Level 3 debt to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, the Board considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, the financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as defined above, the Board may evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.

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

Investments in Private Companies

The Board determines the fair value of its investments in private companies by incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable transactions, and performance multiples, among other factors, including work performed by third party valuation agents, if applicable. These nonpublic investments are included in Level 3 of the fair value hierarchy.

Warrants

The Board will ascribe value to warrants based on fair value analyses that can include discounted cash flow analyses, option pricing models, comparable analyses and other techniques as deemed appropriate.

Cash

The Company places its cash with J.P. Morgan Chase Bank N.A. and Santander Bank, N.A. f/k/a Sovereign Bank, N.A. (“Santander Bank”), and at times, cash held in such accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company may invest a portion of its cash in money market funds, within the limitations of the 1940 Act.

Revenue Recognition

Realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs. Realized gains or losses on the sale of investments are calculated using the specific identification method.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with senior and subordinated secured loans are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a senior or subordinated secured loan, any unamortized loan origination, closing and/or commitment fees are recorded as interest income.

Dividend income is recorded on the ex-dividend date.

Structuring fees, excess deal deposits, prepayment fees and similar fees are recognized as Other Income as earned, usually when received. Other fee income, including administrative and unused line fees, is included in Other Income.  Income from such sources was $1,206,228 and $453,057 for the three months ended December 31, 2013, and 2012, respectively and $1,397,243 and $613,165 for the six months ended December 31, 2013, and 2012, respectively.

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

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amount, if any, of our monthly dividends are approved by our Board each quarter and is generally based upon our management’s estimate of our earnings for the quarter.  Net realized capital gains, if any, are distributed at least annually.

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

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented. Basic and diluted earnings (loss) per share for the three and six months ended December 31, 2013, and 2012, respectively, were the same since there were no potentially dilutive securities outstanding.

Organizational Expenses and Offering Costs

The Company did not incur organizational expenses for the three or six months ended December 31, 2013, and 2012. The Company complies with the requirements of ASC 340-10-S99-1, “Expenses of Offering”. Deferred offering costs consist principally of legal and audit costs incurred through the balance sheet date that are related to an offering of equity securities. Such costs are charged against the gross proceeds of the offering or will be charged to the Company’s operations if the offering is not completed.

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

In June 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-08, Financial Services—Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). ASU 2013-08 amends the criteria that define an investment company, clarifies the measurement guidance and requires certain additional disclosures. Public companies are required to apply ASU 2013-08 prospectively for interim and annual reporting periods beginning after December 15, 2013.

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

As of December 31, 2013, we had approximately $2.6 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.

Note 4. Earnings (Loss) per Common Share

The following information sets forth the computation of basic and diluted earnings (loss) per common share for the three and six months ended December 31, 2013, and December 31, 2012:

	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012
Per Share Data (1) :
Net Increase (Decrease) in Net Assets Resulting from Operations	$(1,219,940)	$(428,202)	$(3,477,089)	$466,689
Weighted average shares outstanding for period	7,569,382	6,732,969	7,569,382	6,476,175
Basic and diluted earnings (loss) per common share	$(0.16)	$(0.06)	$(0.46)	$0.07

(1)	Per share data is based on weighted average shares outstanding.

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

The total base management fees earned by the Adviser for the three and six months ended December 31, 2013, were $382,489 and $791,747, respectively. The total base management fee payable to the Adviser as of December 31, 2013 was $382,489, after reflecting payment of $717,529, for the six months ended December 31, 2013, and is included in the Consolidated Statement of Assets and Liabilities in Due to Affiliates. The total base management fees earned by the Adviser for the three and six months ended December 31, 2012, were $345,126 and $679,162, respectively.

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees with respect to each of the investments in our portfolio, provided that, the incentive fee determined as of December 31, 2010 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the inception of Full Circle Capital. There were no incentive fees earned on realized capital gains for the three and six months ended December 31, 2013, and 2012.

Income incentive fees of $474,897 and $789,636 were earned by the Adviser for the three and six months ended December 31, 2013, respectively, and the total income incentive fee payable to the Adviser as of December 31, 2013, was $474,897, after reflecting payment of $586,821, during the six months ended December 31, 2013, and is included in the Consolidated Statement of Assets and Liabilities in Due to Affiliate. Income incentive fees of $365,430 and $673,362 were earned by the Adviser for the three and six months ended December 31, 2012.

The Adviser had agreed to reimburse the Company for any operating expenses, excluding interest expenses, investment advisory and management fees, and organizational and offering expenses, in excess of 2% of our net assets for the first twelve months following the completion of the initial public offering, which occurred on August 31, 2010.

Administration Agreement

On June 24, 2013, the Board re-approved an Administration Agreement with the Administrator under which the Administrator, among other things, furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of Full Circle Service Company’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the compensation of our chief financial officer and our allocable portion of the compensation of any administrative support staff employed by the Administrator, directly or indirectly. Under the Administration Agreement, the Administrator will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days written notice to the other party.

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

Additionally, prior to September 30, 2013, we reimbursed the Administrator for the fees charged for the services of William E. Vastardis, our Chief Financial Officer, Treasurer and Secretary, at an annual rate of up to $250,000. On September 9, 2013, the Company’s Board of Directors appointed Michael J. Sell to succeed William E. Vastardis as our Chief Financial Officer, Treasurer and Secretary effective as of September 30, 2013. Mr.Vastardis is the President of Vastardis.

For the three and six months ended December 31, 2013, the Company incurred $160,410 and $349,578, respectively, of expenses under the Administration Agreement, $50,000 and $100,000, respectively, of which were earned by the Sub-Administrator and $75,529, and $150,867, respectively, were paid for officers’ compensation. The remaining $34,881 and $98,711, respectively, was recorded as an Allocation of Overhead Expenses to the Administrator in the Consolidated Statement of Operations.

For the three and six months ended December 31, 2012, the Company incurred $209,712 and $415,091, respectively, of expenses under the Administration Agreement, $50,000 and $123,429, respectively, of which were earned by the Sub-Administrator and $75,160 and $150,354, respectively, were paid for officers’ compensation. The remaining $84,552 and $141,308, respectively, was recorded as an Allocation of Overhead Expenses to the Administrator in the Consolidated Statement of Operations.

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. With regard to the Control Investments in Texas Westchester Financial, LLC, New Media West, LLC, TransAmerican Asset Servicing Group, LLC and The Finance Company, LLC, the Company has provided managerial assistance during the period for which no fees were charged. Our Co-Chief Executive Officer and Chairman, John Stuart, currently serves as a director of The Finance Company, LLC, New Media West, LLC and Takoda Resources Inc. Lawrence Chua, a Vice President of Full Circle Advisors, serves on the board of Takoda Resources Inc. As of December 31, 2013, only Background Images, Inc., Modular Process Control, LLC, and Solex Fine Foods, LLC; Catsmo, LLC had accepted our offer for such services. No fees were charged to Background Images, Inc., Modular Process Control, LLC or Solex Fine Foods, LLC; Catsmo, LLC for such services.

Note 6. Equity Offerings, Related Expenses and Other Stock Issuances

Offering expenses are generally charged against paid-in capital in excess of par. The proceeds raised, the related underwriting fees, the offering expenses, and the price at which common stock was issued, since inception, are detailed in the following table:

Issuances of Common Stock	Number of Shares Issued		Gross Proceeds Raised, Net Assets Acquired and Dividends Reinvested	Underwriting Fees	Offering Expenses	Gross Offering Price
April 16, 2010	100		$1,500	-	-	$15.00 per/share
August 31, 2010	4,191,415	(1)	$42,425,564	-	-	$10.13 per/share	(2)
August 31, 2010	2,000,000		$18,000,000	$1,350,000	$1,052,067	$9.00 per/share
January 14, 2011	27,867	(3)	$241,608	-	-	$8.67 per/share
November 27, 2012	1,350,000		$10,665,000	$533,250	$153,330	$7.90 per/share

(1)        Includes 403,662 shares that were issued on September 30, 2010 upon the expiration of the overallotment option granted to the underwriters in connection with our initial public offering. Such shares were deemed to be outstanding at August 31, 2010.

(2)         Based on weighted average price assigned to shares.

(3)         Issued pursuant to the Company’s dividend reinvestment plan.

Note 7. Financial Highlights

	Three months ended December 31, 2013	Three months ended December 31, 2012
	(Unaudited)	(Unaudited)
Per Share Data (1) :
Net asset value at beginning of period	$7.48	$8.51
Dilution from offering (2)	-	(0.17)
Offering costs	-	(0.01)
Net investment income	0.25	0.22
Change in unrealized gain (loss)	(0.34)	0.20
Realized gain (loss)	(0.07)	(0.49)
Dividends declared	(0.23)	(0.23)
Net asset value at end of period	$7.09	$8.03

Per share market value at end of period	$7.04	$7.43
Total return based on market value (4)	(15.03)%	(5.48)%
Total return based on net asset value (4)	(2.19)%	(2.65)%
Shares outstanding at end of period	7,569,382	7,569,382
Weighted average shares outstanding for period	7,569,382	6,732,969

Ratio / Supplemental Data:
Net assets at end of period	$53,669,896	$60,806,640
Average net assets	$55,154,130	$56,690,087
Annualized ratio of gross operating expenses to average net assets (5)	15.09%	11.44%
Annualized ratio of net operating expenses to average net assets (5)	15.09%	11.44%
Annualized ratio of net investment income to average net assets (5)	13.66%	10.26%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (5)	3.75%	3.39%

	Six months ended December 31, 2013	Six months ended December 31, 2012
	(Unaudited)	(Unaudited)
Per Share Data (1) :
Net asset value at beginning of period	$8.01	$8.59
Dilution from offering (2)	-	(0.17)
Offering costs	-	(0.01)
Net investment income	0.42	0.42
Change in unrealized gain (loss)	(0.73)	0.28
Realized gain (loss)	(0.15)	(0.62)
Dividends declared	(0.46)	(0.46)
Net asset value at end of period	$7.09	$8.03

Per share market value at end of period	$7.04	$7.43
Total return based on market value (4)	(4.47)%	3.10%
Total return based on net asset value (4)	(6.01)%	(0.76)%
Shares outstanding at end of period	7,569,382	7,569,382
Weighted average shares outstanding for period	7,569,382	6,476,175

Ratio / Supplemental Data:
Net assets at end of period	$53,669,896	$60,806,640
Average net assets	$58,614,329	$55,075,212
Annualized ratio of gross operating expenses to average net assets (5)	13.78%	11.41%
Annualized ratio of net operating expenses to average net assets (5)	13.78%	11.41%
Annualized ratio of net investment income to average net assets (5)	10.64%	9.74%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (5)	3.55%	3.53%

	Year Ended June 30, 2013		Year Ended June 30, 2012		For the period from August 31, 2010 (commencement of operations) to June 30, 2011		For the period from April 16, 2010 (date of inception) to June 30, 2010
	(audited)		(audited)		(audited)		(audited)
Per Share Data (1) :
Net asset value at beginning of period	$8.59		$9.08		$9.40		$15.00	(6)
Dilution from offering	(0.18)	(2)	-		-		-
Offering costs	(0.02)		-		(0.04)		-
Net investment income (loss)	0.77		0.78		0.70		(125.45)
Change in unrealized gain (loss)	0.37		(0.32)		(0.29)		-
Realized gain (loss)	(0.60)		(0.03)		0.06		-
Dividends declared	(0.92)		(0.92)		(0.75)		-
Net asset value at end of period	$8.01		$8.59		$9.08		$(110.45)

Per share market value at end of period	$7.83		$7.65		$7.90		$(110.45)
Total return based on market value	15.12	% (4)	8.71	% (4)	(4.03	)% (3)	(836.33	)% (7)
Total return based on net asset value	4.94	% (4)	6.20	% (4)	5.62	% (3)	(836.33	)% (7)
Shares outstanding at end of period	7,569,382		6,219,382		6,219,382		100
Weighted average shares outstanding for period	7,018,286		6,219,382		6,206,824		100

Ratio / Supplemental Data:
Net assets at end of period	$60,644,039		$53,442,785		$56,474,006		$(11,045)
Average net assets	$57,842,601		$55,531,518		$57,455,987		$(4,773)
Annualized ratio of gross operating expenses to average net assets (5)	11.52%		9.56%		8.49%		1,279.28%
Annualized ratio of net operating expenses to average net assets (5)	11.52%		8.99%		7.34%		1,279.28%
Annualized ratio of net investment income (loss) to average net assets (5)	9.30%		8.70%		9.29%		(1,279.28)%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets (5)	3.53%		3.15%		2.00%		1,279.28%

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Dilution from offering is based on the change in net asset value from a follow on offering on November 27, 2012.
(3)	Total return based on market value is based on the change in market price per share assuming an investment at the initial public offering price of $9.00 per share and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.
(4)	Total return based on market value is based on the change in market price per share and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.
(5)	Financial Highlights for periods of less than one year are annualized and the ratios of gross and net operating expenses to average net assets and net investment income (loss) to average net assets are adjusted accordingly. Non-recurring expenses were not annualized. For the period from August 31, 2010 (commencement of operations) to June 30, 2011 the Company incurred $102,609 of organizational expenses, which were deemed to be non-recurring. For the period from April 16, 2010 to June 30, 2010, the Company incurred $12,500 of Organizational Expenses, which were deemed to be non-recurring.
(6)	For the period from April 16, 2010 (date of inception) to June 30, 2010, the net asset value of the Company’s common stock at issuance was $15.00.
(7)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on market value is the same as total return based on net asset value as our shares were not publicly traded from inception through June 30, 2010. The total returns are not annualized.

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

On June 3, 2013, the Company entered into the “Credit Facility” with Santander Bank. The facility size was originally $32.5 million and replaced the Company’s First Capital Credit Facility. The facility was subsequently increased to $45.0 million on November 5, 2013.

The Credit Facility matures on June 3, 2016 and bears interest based on a tiered rate structure, depending upon utilization, ranging from 1-month LIBOR to 3-month LIBOR plus 3.25% to 4.00% per annum, or from Santander Bank’s prime rate plus 1.25% to 2.00% per annum, based on the Company’s election. As of December 31, 2013, the 1-month LIBOR to 3-month LIBOR rates respectively were: 0.17%, 0.21%, and 0.25%. As of December 31, 2013, the prime rate was 3.25%. In addition, a fee of 0.50% per annum is charged on unused amounts under the Credit Facility. The Credit Facility is secured by all of the Company’s assets. Under the Credit Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, reporting requirements and other customary requirements, including a minimum balance sheet leverage ratio, for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature.

The expenses associated with opening and expanding the Credit Facility are being amortized over the term of the Credit Facility in accordance with ASC 470 Debt.  As of December 31, 2013, of the total $728,911 incurred, $597,048 remains to be amortized and is included within Deferred Credit Facility Fees on the Consolidated Statement of Assets and Liabilities.

At December 31, 2013 and June 30, 2013, the Company had outstanding borrowings of $6,440,944 and $25,584,147 under the Credit Facility, respectively, which amounts are included in the Consolidated Statements of Assets and Liabilities.

Distribution Notes

On August 31, 2010, the Company entered into multiple senior unsecured notes (the “Distribution Notes”).  The Distribution Notes consisted of $3,404,583 in senior unsecured notes, which bore interest at a fixed rate of 8% per annum, payable quarterly in cash, and were scheduled to mature on February 28, 2014. The Distribution Notes were paid off at par plus accrued interest on July 3, 2013. At December 31, 2013 and June 30, 2013, the Company had a balance of $0 and $3,404,583 on the Distribution Notes, which is included in the Consolidated Statements of Assets and Liabilities.

Notes Payable

On June 28, 2013, the Company issued $21,145,525 in aggregate principal amount of 8.25% Notes due June 30, 2020, the “Notes”, (including a partial exercise of the underwriters’ overallotment option in July 2013) for net proceeds of $20,038,250 after deducting underwriting commissions of approximately $860,822 and offering expenses of $246,453. The offering expenses and underwriting commissions are being amortized over the term of the notes in accordance with ASC 470 Debt.  As of December 31, 2013, of the total $1,107,275 incurred, $1,026,318 remains to be amortized and is included within Deferred Debt Issuance Costs on the Consolidated Statement of Assets and Liabilities.

The Notes were issued pursuant to an indenture, dated June 3, 2013, as supplemented by the first supplemental indenture, dated June 28, 2013 (collectively, the “Indenture”), between the Company and U.S. Bank National Association (the “Trustee”). The Notes are unsecured obligations of the Company and rank senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that is later secured) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries or financing vehicles. Interest on the Notes is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a fixed rate of 8.25% per annum, beginning September 30, 2013. The Notes mature on June 30, 2020 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after June 30, 2016. The Notes are listed on the Nasdaq Global Market under the trading symbol “FULLL” with a par value of $25.00 per share.

The Indenture contains certain covenants, including covenants requiring compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. The Company may repurchase the Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Notes repurchased by the Company may, at the Company’s option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the Indenture. As of December 31, 2013, the Company had not repurchased any of the Notes in the open market. At December 31, 2013 and June 30, 2013, the Company had a balance of $21,145,525 on the Notes, which is included in the Consolidated Statements of Assets and Liabilities.

Note 9. Fair Value Measurements

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with Accounting Standards Codification (“ASC”) Topic 820 Fair Value Measurements and Disclosures (“ASC 820”).  See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of December 31, 2013 and June 30, 2013, respectively:

As of December 31, 2013 (unaudited)

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$-	$-	$69,681,765	$69,681,765
Investments in private companies, at fair value	-	-	6,157,742	6,157,742
Investments in securities, at fair value	-	-	43,323	43,323
U.S. Treasury securities, at fair value (1)	21,000,128	-	-	21,000,128
	$21,000,128	$-	$75,882,830	$96,882,958

As of June 30, 2013 (audited)

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$-	$-	$81,195,958	$81,195,958
Investments in private companies, at fair value	-	-	6,784,435	6,784,435
Investments in securities, at fair value	-	-	194,108	194,108
	$-	$-	$88,174,501	$88,174,501

(1) U.S. Treasury Securities were purchased and temporarily held in connection with compliance with RIC diversification requirements under Subchapter M of the Code.

During the six months ended December 31, 2013 and for the year ended June 30, 2013, there were no transfers in or out of levels.

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

Changes in Level 3 assets measured at fair value for the six months ended December 31, 2013 and for the year ended June 30, 2013 are as follows:

	Six months ended December 31, 2013 (unaudited)
							Change in
							Unrealized
	Beginning	Amortization and Accretion of				Ending	Gains (Losses) for Investments
	Balance	Fixed Income	Realized &		Sales	Balance	still held at
	July 1,	Premiums	Unrealized		And	December 31,	December 31,
	2013	and Discounts	Gains (Losses)	Purchases	Settlements	2013	2013
Assets
Senior and Subordinated Loans, at fair value	$81,195,958	$193,712	$(5,695,862)	$42,234,365	$(48,246,408)	$69,681,765	$(4,449,459)
Investments in private companies, at fair value	6,784,435	-	(666,977)	40,284	-	6,157,742	(666,976)
Investments in securities, at fair value	194,108	-	(258,134)	107,349	-	43,323	(258,134)
	$88,174,501	$193,712	$(6,620,973)	$42,381,998	$(48,246,408)	$75,882,830	$(5,374,569)

	Year ended June 30, 2013 (audited)
							Change in
							Unrealized
	Beginning	Amortization and Accretion of	Realized &			Ending	Gains (Losses) for Investments
	Balance	Fixed Income	Unrealized		Sales	Balance	still held at
	July 1,	Premiums	Gains		And	June 30,	June 30,
	2012	and Discounts	(Losses)	Purchases	Settlements	2013	2013
Assets
Senior and Subordinated Loans, at fair value	$70,970,152	$358,947	$(2,974,512)	$70,949,232	$(58,107,861)	$81,195,958	$(443,443)
Investments in private companies, at fair value	1,376,737	-	1,557,697	3,850,001	-	6,784,435	1,557,697
Investments in securities, at fair value	-	-	(151,948)	346,056	-	194,108	(151,947)
	$72,346,889	$358,947	$(1,568,763)	$75,145,289	$(58,107,861)	$88,174,501	$962,307

Realized and unrealized gains and losses are included in net realized gain (loss) on investments and net change in unrealized gain (loss) on investments in the Consolidated Statement of Operations.  The change in unrealized losses for Level 3 investments still held at December 31, 2013 of $5,374,569 is included in net change in net unrealized gain (loss) on investments in the Consolidated Statement of Operations for the six months ended December 31, 2013.

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2013:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)

Secured debt	$58,840,082	Discounted cash flows (income approach)	Discount Rate	3.10% - 50.50% (19.55%)

Equity	5,663,273	Market comparable companies (market approach)	EBITDA multiple	2.90 – 7.50 (5.15)

Debt or Equity subject to liquidation	6,551,529	Liquidation Value	Asset Value	N/A

Secured Debt	4,827,946	Precedent Transactions	Cost Basis	N/A

Total investments	$75,882,830

(1)	The average values were determined using the weighted average of the fair value of the investments in each investment category.

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

Volume of Derivative Activities

At December 31, 2013, the notional amounts and number of warrants, categorized by primary underlying risk, are as follows:

	Long Exposure		Short Exposure
	Notional	Number of	Notional	Number of
	Amounts	Warrants	Amounts	Warrants
Primary Underlying Risk
Equity Price Warrants (a),(b)	$43,323	184,682	$1,752,348	1

(a)	Notional amounts presented for warrants are based on the fair value of the underlying shares as if the warrants were exercised at December 31, 2013.

(b)	The written warrant is on 360 of the Company’s 720 limited liability company interests in New Media West, LLC and has a strike price of $3,125,000, which increases over time to $3,500,000. This warrant expires on December 18, 2019.

Note 11. Subsequent Events

Dividend

On February 5, 2014, the Board of Directors declared monthly dividends of $0.067, $0.067 and $0.067 per share payable on May 15, 2014 for holders of record at April 30, 2014, June 13, 2014 for holders of record at May 30, 2014 and July 15, 2014 for holders of record at June 30, 2014.

Recent Portfolio Activity

On January 15, 2014, the Company received gross proceeds of $7,664,074 relating to the full repayment of its senior secured credit facility and the senior secured revolving loan with Global Energy Efficiency Holdings, Inc. Of the $7,664,074 million in gross proceeds, $7,226,737 represented repayment of expenses, interest, and principal, at par, and $437,337 represented prepayment fees and success fees.

On January 21, 2014, the Company invested $500,000 in warrants as part of a $30 million dollar senior secured convertible note purchase agreement with Advanced Cannabis Solutions, Inc. (ACS), a non-residential property owner and provider of consulting services. The agreement to purchase convertible notes is contingent upon ACS’ satisfaction of certain requirements. The convertible notes, when funded, will bear interest at a fixed rate of 12.00% per annum and have a final maturity of January 21, 2020. As of February 7, 2014, ACS’ common stock’s last sale on the OTC bulletin board was $12.32 per share.

On January 31, 2014, the Company purchased approximately $7.5 million par amount of a $256.3 million senior secured credit facility to PEAKS Trust 2009-1, a special purpose entity holding student loans, for approximately $6.0 million. The senior secured credit facility is guaranteed by ITT Educational Services, Inc., and bears interest at LIBOR plus 5.50%, with a minimum LIBOR of 2.00% per annum and has a final maturity of January 27, 2020.

Equity Offering

On January 14, 2014, the Company completed a follow-on public offering of 1,650,000 shares of the Company’s common stock for gross proceeds of approximately $11.8 million. The Company also granted the underwriters a 30-day option to purchase up to 242,300 additional shares. On January 27, 2014, the underwriters exercised in full their option to purchase additional shares. The exercise of the over-allotment resulted in the Company receiving an additional $1.7 million in gross proceeds.

Note 12. Selected Quarterly Financial Data (Unaudited)

	Total Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)	Total	Per Share (1)

September 30, 2010	$867,582	$0.42	$306,783	$0.15	$(99,791)	$(0.05)	$206,992	$0.10
December 31, 2010	2,678,197	0.43	1,495,125	0.24	(137,707)	(0.02)	1,357,418	0.22
March 31, 2011	2,305,423	0.37	1,361,635	0.22	(799,361)	(0.13)	562,274	0.09
June 30, 2011	2,108,426	0.34	1,170,836	0.19	(415,206)	(0.07)	755,630	0.12
September 30, 2011	2,558,243	0.41	1,544,342	0.25	54,991	0.01	1,599,333	0.26
December 31, 2011	2,398,665	0.39	1,098,640	0.18	(846,099)	(0.14)	252,541	0.04
March 31, 2012	2,388,960	0.38	1,118,574	0.18	405,240	0.07	1,523,814	0.25
June 30, 2012	2,481,143	0.40	1,071,947	0.17	(1,769,463)	(0.28)	(697,516)	(0.11)
September 30, 2012	2,773,303	0.45	1,238,245	0.20	(343,354)	(0.06)	894,891	0.14
December 31, 2012	3,099,599	0.46	1,465,650	0.22	(1,893,852)	(0.28)	(428,202)	(0.06)
March 31, 2013	2,843,041	0.38	1,312,164	0.18	168,654	0.02	1,480,818	0.20
June 30, 2013	3,330,080	0.44	1,364,522	0.18	489,114	0.06	1,853,636	0.24
September 30, 2013	3,218,186	0.43	1,244,227	0.16	(3,501,376)	(0.46)	(2,257,149)	(0.30)
December 31, 2013	3,996,903	0.53	1,899,588	0.25	(3,119,528)	(0.41)	(1,219,940)	(0.16)

(1)	Per share amounts are calculated using weighted average shares outstanding during the period.

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

Valuation Techniques

Senior and Subordinated Secured Loans

Our portfolio consists primarily of private debt instruments (“Level 3 debt”). The Company considers its Level 3 debt to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, the Company’s Board of Directors considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, the financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as defined above, the Company’s Board of Directors will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.

This evaluation will be updated no less than quarterly for Level 3 debt instruments, and more frequently for time periods where there are significant changes in the investor base or significant changes in the perceived value of the underlying collateral. The collateral value will be analyzed on an ongoing basis using internal metrics, appraisals, work performed by third party valuation agents, if applicable, and other data as may be acquired and analyzed by Management and the Company’s Board of Directors.

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

Fair Value

The Company’s assets measured at fair value on a recurring basis subject to the requirements of ASC Topic 820 at December 31, 2013 and June 30, 2013, were as follows:

As of December 31, 2013 (Unaudited)

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$-	$-	$69,681,765	$69,681,765
Investments in private companies, at fair value	-	-	6,157,742	6,157,742
Investments in securities, at fair value	-	-	43,323	43,323
US Treasury Securities, at fair value (1)	21,000,128	-	-	21,000,128
	$21,000,128	$-	$75,882,830	$96,882,958

As of June 30, 2013 (Audited)

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$-	$-	$81,195,958	$81,195,958
Investments in private companies, at fair value	-	-	6,784,435	6,784,435
Investments in other securities, at fair value	-	-	194,108	194,108
	$-	$-	$88,174,501	$88,174,501

(1)	U.S. Treasury Securities were purchased and temporarily held in connection with compliance with RIC diversification requirements under Subchapter M of the Code.

During the six months ended December 31, 2013 and the year ended June 30, 2013, there were no transfers in or out of levels.

Revenue Recognition

Realized gains or losses on the sale of investments are calculated using the specific identification method.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with senior and subordinated secured loans are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a senior or subordinated secured loan, any unamortized loan origination, closing and/or commitment fees are recorded as interest income.

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

Time Period	Acquisitions (1) (dollars in millions)	Dispositions (2) (dollars in millions)		Weighted Average Interest Rate of Portfolio at End of Period
Legacy Portfolio Acquisition (August 31, 2010)	$72.3	$	N/A	12.10%
August 31, 2010 through September 30, 2010	0.4		1.4	12.16%
October 1, 2010 through December 31, 2010	3.7		10.1	12.09%
January 1, 2011 through March 31, 2011	4.0		19.9	12.39%
April 1, 2011 through June 30, 2011	9.6		1.2	12.68%
Fiscal 2011	90.0		32.6
July 1, 2011 through September 30, 2011	27.7		15.9	12.89%
October 1, 2011 through December 31, 2011	5.9		9.4	13.04%
January 1, 2012 through March 31, 2012	6.7		5.7	12.98%
April 1, 2012 through June 30, 2012	15.0		7.1	12.93%
Fiscal 2012	55.3		38.1
July 1, 2012 through September 30, 2012	11.4		8.1	12.84%
October 1, 2012 through December 31, 2012	29.1		25.1	12.55%
January 1, 2013 through March 31, 2013	22.4		12.1	12.69%
April 1, 2013 through June 30, 2013	12.2		12.8	12.90%
Fiscal 2013	75.1		58.1
July 1, 2013 through September 30, 2013	20.0		10.1	12.75%
October 1, 2013 through December 31, 2013	22.4		38.1	12.48%
Since inception	$262.8		$177.0	N/A

(1)	Includes new deals, additional fundings, refinancings (inclusive of those on revolving credit facilities) and payment in kind “PIK” interest.

(2)	Includes scheduled principal payments, prepayments, sales and repayments (inclusive of those on revolving credit facilities).

Portfolio Activity for the Six Months ended December 31, 2013

The primary investment activities for the six months ended December 31, 2013 were fundings and repayments under the revolving credit facilities and the funding of the following loan facilities:

•	On August 1, 2013, the Company funded $4,500,000 of a $9,000,000 senior secured credit facility to Infinite Aegis Group, LLC.

•	On September 4, 2013, the Company funded $1,500,000 of a $5,000,000 senior secured credit facility to Franklin Place Shops — Red, LLC.

•	On September 30, 2013, the Company funded $2,500,000 of a $3,250,000 senior secured credit facility to CPX, Inc.

•	On October 17, 2013, the senior secured credit facility with CSL Operating, LLC, an industrial metal treatings company, was paid off at par value plus accrued interest and fees of $3,655,118.

•	On October 17, 2013, the senior secured credit facility with Coast Plating, Inc., an aerospace parts plating and finishing company, was paid off at par plus accrued interest and fees of $4,740,312.

•	On October 21, 2013, the senior secured credit facility with Employment Plus, Inc., a staffing services company, was paid off at par value plus accrued interest of $5,033,333.

•	On October 30, 2013, the Company purchased $5,000,000 of a $141,700,000 senior secured credit facility to Esselte Holdings, Inc./Esselte AB, a global manufacturer and distributor of office supplies. The senior secured credit facility bears interest at LIBOR plus 8.75%, with a minimum LIBOR of 2.00%, per annum and has a final maturity of February 29, 2016.

•	On October 31, 2013, MDU Communications (USA) Inc., a cable TV/broadband services company entered into an asset purchase agreement to sell substantially all of its assets to a third party. In conjunction with this sale, the senior secured credit facility has been partially prepaid in an amount of $3,747,301. As part of this sales process, on October 22, 2013, the Company reduced the interest rate on the outstanding balance of the loan to 2.00% and realized a partial loss of $492,217 as part of the transaction. Future gains and losses related to the sales process may occur as the borrower finalizes the sales process.

•	On December 11, 2013, we received gross proceeds of $6,028,880 relating to the full repayment of our senior secured credit facility to iMedX, Inc. Of the $6,028,880 in gross proceeds, $5,050,392 million represented the repayment of expenses, interest and principal, at par, and $978,488 represented early termination fees and success fees upon repayment.

•	On December 26, 2013, the senior secured loan with Franklin Place Shops-Red, LLC, a real estate investment trust, was paid off at par of $1,500,000.

The following is a reconciliation of the investment portfolio for the six months ended December 31, 2013, and for the year ended June 30, 2013:

	Six Months Ended December 31, 2013	Year Ended June 30, 2013
Beginning Investment Portfolio	$88,174,501	$94,846,770
Portfolio Investments Acquired	42,381,998	75,145,289
Purchases of Treasury Securities (1)	36,000,436	62,001,462
Amortization and Accretion of Fixed Income Premiums and Discounts	193,403	368,279
Portfolio Investments Repaid	(48,246,408)	(58,107,861)
Sales and Maturities of Treasury Securities (1)	(15,000,000)	(84,500,000)
Net Unrealized Appreciation (Depreciation)	(5,450,203)	2,636,310
Net Realized Losses	(1,170,769)	(4,215,748)
Ending Investment Portfolio	$96,882,958	$88,174,501

(1)	U.S. Treasury Securities were purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

During the six months ended December 31, 2013, we recorded net unrealized depreciation of $5,450,203. This consisted of $4,525,093 of net unrealized depreciation on debt investments and $925,110 of net unrealized depreciation on equity investments.

Portfolio Classifications

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2013, and June 30, 2013, excluding United States Treasury Bills of approximately $21.0 million and $0.0 million, respectively:

	December 31, 2013 (Unaudited)		June 30, 2013 (Audited)
	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio
Senior Secured Loans	$68.4	90.1%	$78.2	88.7%
Subordinated Secured Loans	1.3	1.7	3.0	3.4
Limited Liability Company Interests	6.2	8.1	6.8	7.7
Warrants	0.0	0.1	0.2	0.2
Total	$75.9	100.0%	$88.2	100.0%

At December 31, 2013, the 18 borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 71% (i.e., each $71 of loan value outstanding is secured by $100 of collateral value).

At June 30, 2013, the 19 borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 60% (i.e., each $60 of loan value outstanding is secured by $100 of collateral value).

The following table shows the fair value of our portfolio of investments by industry, as of December 31, 2013, and June 30, 2013, excluding United States Treasury Bills of approximately $21.0 million and $0.0 million, respectively:

	December 31, 2013 (Unaudited)		June 30, 2013 (Audited)
	Investments at Fair Value (in millions)	Percentage of Total Portfolio	Investments at Fair Value (in millions)	Percentage of Total Portfolio
Energy Efficiency Services	$12.1	15.9%	$11.7	13.2%
Cable TV / Broadband Services	11.0	14.5	15.9	18.0
Consumer Finance	7.6	10.0	6.9	7.8
Stationery, Tablets, and Related Products	4.9	6.4	-	-
Healthcare Billing and Collections	4.8	6.3	-	-
Munitions	4.8	6.2	6.2	7.0
Building Cleaning and Maintenance Services	4.4	5.8	3.9	4.4
Food Distributors and Wholesalers	3.8	5.0	4.0	4.6
Information and Data Services	3.7	4.9	4.2	4.8
Radio Broadcasting	3.7	4.9	5.6	6.4
Healthcare Services	3.5	4.5	3.5	3.9
Industrial Molded Products	2.7	3.6	-	-
Asset Recovery Services	2.5	3.4	1.5	1.7
Outdoor Advertising Services	2.2	3.0	2.3	2.6
Geophysical Surveying and Mapping Services	2.2	2.9	1.5	1.7
Equipment Rental Services	2.0	2.7	2.2	2.6
Medical Transcription Services	-	-	5.2	5.9
Staffing Services	-	-	5.0	5.7
Aerospace Parts Plating and Finishing	-	-	4.8	5.5
Industrial Metal Treatings	-	-	3.8	4.2
Total	$75.9	100.0%	$88.2	100.0%

Portfolio Grading

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of December 31, 2013, our portfolio had a weighted average grade of 3.04, based upon the fair value of the debt investments in the portfolio, excluding United States Treasury Bills of approximately $21.0 million. Equity securities are not graded. This was a change of 0.08 from the weighted average grade of 3.12 at June 30, 2013.

At December 31, 2013, our debt investment portfolio was graded as follows:

	December 31, 2013 (Unaudited)
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$7,523,972	9.92%
2	The portfolio company is performing above expectations and the risk profile is generally favorable.	-	-
3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	47,923,089	63.15
4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable.	10,512,178	13.85
5	The investment is performing well below expectations and is not anticipated to be repaid in full.	3,722,526	4.91
		$69,681,765	91.83%

At June 30, 2013, our debt investment portfolio was graded as follows:

	June 30, 2013 (Audited)
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$-	-%
2	The portfolio company is performing above expectations and the risk profile is generally favorable.	1,412,666	1.60
3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	68,397,783	77.58
4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable.	11,385,509	12.91
5	The investment is performing well below expectations and is not anticipated to be repaid in full.	-	-
		$81,195,958	92.09%

We expect that a portion of our investments will be in grades 4 or 5 from time to time, and, as such, we will be required to work with portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 4 or 5 may fluctuate from period to period.

Results of Operations

Comparison of the three months ended December 31, 2013 and 2012

Total Investment Income

Total investment income includes interest and dividend income on our investments as well as other income, which is comprised entirely of fee income for the three months ended December 31, 2013. Fee income typically consists of administrative fees, prepayment fees, structuring fees and unused line fees.

Total investment income for the three months ended December 31, 2013, was $3,996,903. This amount consisted of $2,790,675, of interest income from portfolio investments (which included no PIK interest), $0 of dividend income and $1,206,228 of fee income.

Total investment income for the three months ended December 31, 2012, was $3,099,599. This amount consisted of $2,574,049 of interest income from portfolio investments (which included no PIK interest), $72,493 of dividend income and $453,057 of fee income. Dividend income was solely earned from our investment in The Finance Company, LLC.

The increase in interest income for the three months ended December 31, 2013 relative to the same time period in 2012 is primarily due to a larger average investment portfolio. The dividend income for the three months ended December 31, 2013 decreased compared with the dividend income for the three months ended December 31, 2012, reflecting the variability in distributions related to the Company’s equity investment in The Finance Company, LLC. The increase in fee income, which can fluctuate, for the three months ended December 31, 2013, as compared to the three months ended December 31, 2012 was primarily a result of additional success and prepayment fees received as a result of the payoffs of iMedx, Inc., CSL Operating, LLC and Coast Plating, Inc.

Expenses

Operating expenses for the three months ended December 31, 2013, were $2,097,315.

Operating expenses for the three months ended December 31, 2012, were $1,633,949.

The increase in our net operating expenses for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012 is primarily due to the increase in interest expense from greater borrowings under our Credit Facility and Notes (as defined below), to fund portfolio growth, an increase in management fees due to a larger investment portfolio, and incentive fees due to greater pre-incentive fee net investment income.

Net Investment Income (Loss)

Net investment income for the three months ended December 31, 2013, was $1,899,588. Net investment income per share was $0.25 for the period.

Net investment income for the three months ended December 31, 2012, was $1,465,650. Net investment income per share was $0.22 for the period.

The increase in net investment income for the three months ended December 31, 2013 as compared to the three months ended December 31, 2012 was primarily a result of additional success and prepayment fees received as a result of the payoffs of iMedx, Inc., CSL Operating, LLC and Coast Plating, Inc. The increase in total investment income was partially offset by interest expense from greater outstanding borrowings and greater management and incentive fees resulting from a larger portfolio and greater pre-incentive fee net investment income during the period.

Realized Gain (Loss) on Investments

Realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs.

During the three months ended December 31, 2013, we recorded a realized loss of $492,216 primarily in connection with the partial disposition of our investment in MDU Communications Inc. Realized loss per share for the three months ended December 31, 2013 was $0.07.

During the three months ended December 31, 2012, we recorded a realized loss of $3,186,441, primarily from the disposition of our senior secured loan in Ygnition Networks, Inc. Realized loss per share was $0.49 for the period.

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

Change in unrealized loss on investments was $2,627,312, or $0.34 per share, for the three months ended December 31, 2013. The change in unrealized depreciation is primarily due to the depreciation of our senior secured term loans to ProGrade Ammo Group, LLC and Modular Process Control, LLC of $1,267,845 and $460,781, respectively. $397,351 of the change in unrealized loss was related to the reversal of previously unrealized gains related to iMedx, Inc., CSL Operating LLC, Coast Plating, Inc., and Employment Plus, Inc. Such amount was recognized as fee income during the three months ended December 31, 2013 and is reflected as Other Income in the Statement of Operations. This was partially offset by the $257,511 appreciation of our senior secured loans to Global Energy Efficiency Holdings, Inc. The overall change in unrealized loss consisted of $2,317,710 of net unrealized depreciation on debt investments and $309,602 of net unrealized depreciation on equity investments.

Change in unrealized gain on investments was $1,292,589, or $0.20 per share for the three months ended December 31, 2012. During the three months ended December 31, 2012, we recorded net unrealized appreciation of $1,292,589, primarily from the disposition of our senior secured loan in Ygnition Networks, Inc. and the realization of the prior unrealized loss of $953,715. The overall change in unrealized gain consisted of $695,913 of net unrealized appreciation on debt investments and $596,731 of net unrealized appreciation on equity investments.

Comparison of the six months ended December 31, 2013 and 2012

Total Investment Income

Total investment income includes interest and dividend income on our investments as well as other income, which is comprised entirely of fee income for the six months ended December 31, 2013. Fee income typically consists of administrative fees, prepayment fees, structuring fees and unused line fees.

Total investment income for the six months ended December 31, 2013, was $7,215,089. This amount consisted of $5,783,435 of interest income from portfolio investments (which included no PIK interest), $34,411 of dividend income and $1,397,243 of fee income. Dividend income was solely earned from our equity investment in The Finance Company, LLC.

Total investment income for the six months ended December 31, 2012, was $5,872,902. This amount consisted of $5,153,147 of interest income from portfolio investments (which included no PIK interest), $106,590 of dividend income and $613,165 of fee income.

The increase in interest income for the six months ended December 31, 2013 relative to the same time period in 2012 is primarily due to a larger average investment portfolio. The dividend income for the six months ended December 31, 2013 decreased as compared with the dividend income for the six months ended December 31, 2012, reflecting lower distributions related to the Company’s investment in The Finance Company, LLC. The increase in fee income, which can fluctuate, for the six months ended December 31, 2013 as compared to the six months ended December 31, 2012 was primarily a result of additional success and prepayment fees received as a result of the payoffs of iMedx, Inc., CSL Operating, LLC and Coast Plating, Inc.

Expenses

Operating expenses for the six months ended December 31, 2013, were $4,071,274.

Operating expenses for the six months ended December 31, 2012, were $3,169,007.

The increase in our net operating expenses for the six months ended December 31, 2013 as compared to the six months ended December 31, 2012 is primarily due to the increase in interest expense from greater borrowings under our Credit Facility and Notes (as defined below), to fund portfolio growth, an increase in management fees due to a larger average investment portfolio, and an increase in incentive fees due to greater pre-incentive fee net investment income.

Net Investment Income (Loss)

Net investment income for the six months ended December 31, 2013, was $3,143,815. Net investment income per share was $0.42 for the period.

Net investment income for the six months ended December 31, 2012, was $2,703,895. Net investment income per share was $0.42 for the period.

The increase in net investment income for the six months ended December 31, 2013 as compared to the six months ended December 31, 2012 was primarily due to a larger average investment portfolio and additional success and prepayment fees received as a result of the payoff of iMedx, Inc. The increase in interest income was partially offset by interest expense from greater outstanding borrowings and greater management and incentive fees resulting from a larger portfolio and greater pre-incentive fee net investment income during the period.

Realized Gain (Loss) on Investments

Realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs.

During the six months ended December 31, 2013, we recorded a realized loss of $1,170,701 primarily in connection with the continued disposition of our investment in Ygnition Networks, Inc. of $678,553 and a realized loss in MDU Communications (USA), Inc. of $492,217. Realized loss per share for the six months ended December 31, 2013 was $0.15.

During the six months ended December 31, 2012, we recorded a realized loss of $4,047,108, primarily from the disposition of our senior secured loan in Ygnition Networks, Inc. Realized loss per share was $0.62 for the period.

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

Change in unrealized loss on investments was $5,450,203, or $0.73 per share, for the six months ended December 31, 2013. The change in unrealized depreciation is primarily due to the depreciation of our senior secured term loans to ProGrade Ammo Group, LLC and Modular Process Control, LLC and our second lien loan to Blackstrap Broadcasting, LLC for $1,614,816, $1,225,579, and $1,758,050, respectively. This was partially offset by the $789,083 appreciation of our senior secured loan to TransAmerican Asset Servicing Group, LLC. The overall change in unrealized loss consisted of $4,525,093 of net unrealized depreciation on debt investments and $925,110 of net unrealized depreciation on equity investments.

Change in unrealized gain on investments was $1,809,902, or $0.28 per share for the six months ended December 31, 2012. The change in unrealized depreciation was primarily due to $829,491 of net unrealized appreciation on debt investments, primarily in connection with the disposition of our investment in Ygnition Networks, Inc., and the conversion of our senior secured loan in Equisearch Acquisition, Inc. to a senior secured term loan in TransAmerican Asset Servicing Group, LLC upon the finalization of Equisearch Acquisition, Inc.’s bankruptcy proceedings, and $980,411 of net unrealized appreciation on equity investments.

Liquidity and Capital Resources

At December 31, 2013, we had investments in debt securities of 18 companies, totaling approximately $69.7 million in fair value, and equity investments in 11 companies, totaling approximately $6.2 million in fair value.

For the six months ended December 31, 2013, cash provided by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was approximately $6.9 million, reflecting the purchases and repayments of investments, income resulting from operations, offset by non-cash income related to OID income, changes in working capital and accrued interest receivable. Net cash used in purchases and sales of investments was approximately $5.8 million, reflecting net additional investments in securities of $42.4 million, offset by principal repayments of $48.2 million. Such amounts are not inclusive of our purchases or sales of United States Treasury Bills.

As of December 31, 2013, we had $6.4 million outstanding under our senior secured credit facility (the “Credit Facility”) with Santander Bank, N.A. f/k/a Sovereign Bank, N.A. (“Santander Bank”), as administrative agent, and $21.1 million outstanding of aggregate principal amount of 8.25% Notes due June 30, 2020 (the “Notes”). On November 6, 2013, the Company increased the size of the Credit Facility from $32.5 million to $45.0 million.

As a business development company, we generally have an ongoing need to raise additional capital for investment purposes. As a result, we expect, from time to time, to access the debt and equity markets when we believe it is necessary and appropriate to do so. In this regard, we continue to explore various options for obtaining additional debt or equity capital for investments. This may include expanding or extending our Credit Facility, or the issuance of additional shares of our common stock, possibly at prices below our then current net asset value per share pursuant to a proposal, approved by our stockholders at our most recent Special Meeting of Stockholders, authorizing us to sell shares of our common stock below its then current net asset value per share in one or more offerings for a period of one year or, if earlier, the date of our next Annual Meeting of Shareholders. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. If we are unable to obtain leverage or raise equity capital on terms that are acceptable to us, our ability to grow our portfolio will be substantially impacted.

Contractual Obligations

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Credit Facility (1)(2)	$6.4	$—	$6.4	$—	$—
Notes	21.1	—	—	—	21.1
Total	$27.5	$—	$6.4	$—	$21.1

(1)	At December 31, 2013, $38.6 million remained unused under the Credit Facility.

In addition to the contractual obligations set forth above, we have certain obligations with respect to the investment advisory and administration services we receive. See “Overview”. We incurred $1,581,383 for investment advisory services and $349,578 for administrative services for the six months ended December 31, 2013.

As of December 31, 2013, we had approximately $2.6 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Borrowings

Secured Revolving Credit Facility.  On June 3, 2013, we entered into a credit agreement with Santander Bank, as administrative agent, which provided us with our $32.5 million Credit Facility, subject to borrowing base requirements. The Credit Facility replaced our prior senior secured revolving credit facility with FCC, LLC d/b/a First Capital.

The Credit Facility matures on June 3, 2016 and bears interest based on a tiered rate structure, depending upon utilization, ranging from LIBOR (1-month, 2-month or 3-month, depending on our option) plus 3.25% to 4.00% per annum, or from Santander Bank’s prime rate plus 1.25% to 2.00% per annum, based on our election. In addition, a fee of 0.50% per annum is charged on unused amounts under the Credit Facility. The Credit Facility is secured by all of our assets. Under the Credit Facility, we have made certain customary representations and warranties, and are required to comply with various covenants, reporting requirements and other customary requirements, including a minimum balance sheet leverage ratio, for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature. On November 6, 2013, the Company increased the size of its Credit Facility with Santander Bank from $32.5 million to $45.0 million.

Notes Payable.  On June 28, 2013, we issued approximately $21.1 million in aggregate principal amount of our 8.25% Notes due June 30, 2020 for net proceeds of approximately $20.0 million after deducting underwriting commissions of approximately $0.9 million and offering expenses of approximately $0.2 million.

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

The Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. We may repurchase the Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the Indenture. As of December 31, 2013, we had not repurchased any of the Notes in the open market.

Distribution Notes.  On July 3, 2013, we repaid the $3.4 million of Distribution Notes issued in connection with our initial public offering at par plus accrued interest. As a result, the Distribution Notes are no longer outstanding.

Distributions

In order to qualify as a regulated investment company and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. To the extent our earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a tax return of capital to our stockholders. In this regard, $1,089,055 of our distributions during the year ended June 30, 2013 constituted a return of capital to our stockholders. For tax purposes, the Company expects that dividends for the fiscal year ended June 30, 2014 will be funded primarily from net investment income. However, for the six months ended December 31, 2013, for financial reporting purposes, the Company had net investment income of approximately $0.42 per share, compared to distributions to stockholders of $0.462 per share during the period. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. The tax character of distributions will be determined at the end of the taxable year. However, if the character of our distributions for the fiscal year ended June 30, 2014 were determined as of December 31, 2013, a portion of the distributions for 2014 would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes. Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that the source of any distribution is our taxable ordinary income or capital gains. The specific tax characteristics of our distributions will be reported to stockholders after the end of the taxable year.

The following table lists the cash distributions, including dividends and returns of capital, if any, per share that we have declared since our formation on April 16, 2010. The table is divided by fiscal year according to record date.

Date Declared	Record Date	Payment Date	Amount

Fiscal 2011:
July 21, 2010	September 30, 2010	October 15, 2010	$0.076	(1)
November 5, 2010	December 31, 2010	January 14, 2011	0.225
February 4, 2011	March 31, 2011	April 15, 2011	0.225
May 6, 2011	June 30, 2011	July 15, 2011	0.225
Total (2011)			$0.751
Fiscal 2012:
June 28, 2011	July 29, 2011	August 15, 2011	$0.075	(2)
June 28, 2011	August 31, 2011	September 15, 2011	0.075
June 28, 2011	September 30, 2011	October 14, 2011	0.075
September 8, 2011	October 31, 2011	November 15, 2011	0.077
September 8, 2011	November 30, 2011	December 15, 2011	0.077
September 8, 2011	December 30, 2011	January 13, 2012	0.077
November 7, 2011	January 31, 2012	February 15, 2012	0.077
November 7, 2011	February 29, 2012	March 15, 2012	0.077
November 7, 2011	March 30, 2012	April 13, 2012	0.077
February 3, 2012	April 30, 2012	May 15, 2012	0.077
February 3, 2012	May 31, 2012	June 15, 2012	0.077
February 3, 2012	June 29, 2012	July 13, 2012	0.077
Total (2012)			$0.918
Fiscal 2013:
May 7, 2012	July 31, 2012	August 15, 2012	$0.077
May 7, 2012	August 31, 2012	September 14, 2012	0.077
May 7, 2012	September 28, 2012	October 15, 2012	0.077
September 10, 2012	October 31, 2012	November 15, 2012	0.077
September 10, 2012	November 30, 2012	December 14, 2012	0.077
September 10, 2012	December 31, 2012	January 15, 2013	0.077
November 5, 2012	January 31, 2013	February 15, 2013	0.077
November 5, 2012	February 28, 2013	March 15, 2013	0.077
November 5, 2012	March 29, 2013	April 15, 2013	0.077
February 5, 2013	April 30, 2013	May 15, 2013	0.077
February 5, 2013	May 31, 2012	June 14, 2013	0.077
February 5, 2013	June 28, 2013	July 15, 2013	0.077
Total (2013)			$0.924
Fiscal 2014:
May 3, 2013	July 31, 2013	August 15, 2013	$0.077
May 3, 2013	August 30, 2013	September 13, 2013	0.077
May 3, 2013	September 30, 2013	October 15, 2013	0.077
September 9, 2013	October 31, 2013	November 15, 2013	0.077
September 9, 2013	November 29, 2013	December 13, 2013	0.077
September 9, 2013	December 31, 2013	January 15, 2014	0.077
November 7, 2013	January 31, 2014	February 15, 2014	0.067
November 7, 2013	February 28, 2014	March 15, 2014	0.067
November 7, 2013	March 31, 2014	April 15, 2014	0.067
February 5, 2014	April 30, 2014	May 15, 2014	0.067
February 5, 2014	May 30, 2014	June 13, 2014	0.067
February 5, 2014	June 30, 2014	July 15, 2014	0.067
Total (2014 to date)			$0.864

(1)	This quarterly dividend was prorated for the number of days remaining in the third calendar quarter after our initial public offering. Our initial public offering was on August 31, 2010, and the gross amount of the prorated dividend was $0.225.

(2)	From our initial public offering through the fourth fiscal quarter of 2012, we paid quarterly dividends, but in the first fiscal quarter of 2013 we began paying, and we intend to continue paying, monthly dividends to our stockholders. Our monthly dividends, if any, are determined by our Board of Directors on a quarterly basis.

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Investment Advisory Agreement with Full Circle Advisors. John E. Stuart, our Co-Chief Executive Officer and Chairman, and Gregg J. Felton, our Co-Chief Executive Officer and President, are both managing members of, and have financial and controlling interests in, Full Circle Advisors.

•	We have entered into the Administration Agreement with Full Circle Service Company. Pursuant to the terms of the Administration Agreement, Full Circle Service Company provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. Mr. Stuart, our Co-Chief Executive Officer and Chairman, and Mr. Felton, our Co-Chief Executive Officer and President, are managing members of, and have financial and controlling interests in, Full Circle Service Company.

•	We have entered into a license agreement with Full Circle Advisors, pursuant to which Full Circle Advisors has agreed to grant us a non-exclusive, royalty-free license to use the name “Full Circle.”

•	Our former Chief Financial Officer, Treasurer and Secretary, William E. Vastardis, is the President of Vastardis Fund Services LLC (“Vastardis”). Full Circle Service Company has engaged Vastardis to provide certain administrative services to us. For the six months ended December 31, 2013, Vastardis earned $100,000 for services provided under the Administration Agreement. On September 30, 2013, Michael J. Sell succeeded Mr. Vastardis as our Chief Financial Officer, Treasurer, and Secretary.

Certain members of Full Circle Advisors’ investment committee presently manage Full Circle Funding, LP, a specialty lender serving smaller and lower middle-market companies. Although the existing investment funds managed by Full Circle Funding, LP, which currently consist of the Legacy Funds, are no longer making investments in new opportunities, any affiliated investment vehicle formed in the future and managed by our investment adviser or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. Full Circle Advisors and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, Full Circle Advisors or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with Full Circle Advisors’ allocation procedures.

We have also adopted a Code of Ethics which applies to, among others, our senior officers, including our Co-Chief Executive Officers and Chief Financial Officer, as well as all of our officers, directors and employees. Our Code of Ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Pursuant to our Code of Ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our Chief Compliance Officer. Our Audit Committee is charged with approving any waivers under our Code of Ethics. As required by the NASDAQ corporate governance listing standards, the Audit Committee of our Board of Directors is also required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).

Recent Developments

Dividend

On February 5, 2014, the Board of Directors declared monthly dividends of $0.067, $0.067 and $0.067 per share payable on May 15, 2014 for holders of record at April 30, 2014, June 13, 2014 for holders of record at May 30, 2014 and July 15, 2014 for holders of record at June 30, 2014.

Recent Portfolio Activity

On January 15, 2014, the senior secured credit facility and the senior secured revolving loan with Global Energy Efficiency Holdings, Inc., an energy efficiency services company, was paid off at par value plus accrued interest and fees of $7,664,074.

On January 21, 2014, the Company invested $500,000 in warrants as part of a $30 million dollar senior secured convertible note purchase agreement with Advanced Cannabis Solutions, Inc. (ACS), non-residential property owner and provider of consulting services. The agreement to purchase convertible notes is contingent upon ACS’ satisfaction of certain requirements. The convertible notes, when funded, will bear interest at a fixed rate of 12.00% per annum and have a final maturity of January 21, 2020. As of February 7, 2014, ACS’ common stock’s last sale on the OTC bulletin board was $12.32 per share.

On January 31, 2014, the Company purchased $7.5 million par amount of a $256.3 million senior secured credit facility to PEAKS Trust 2009-1, a special purpose entity holding student loans, for $6.0 million. The senior secured credit facility is guaranteed by ITT Educational Services, Inc., and bears interest at LIBOR plus 5.50%, with a minimum LIBOR of 2.00% per annum and has a final maturity of January 27, 2020.

Equity Offering

On January 14, 2014, the Company completed a follow-on public offering of 1,650,000 shares of the Company’s common stock for gross proceeds of approximately $11.8 million. The Company also granted the underwriters a 30-day option to purchase up to 242,300 additional shares. On January 27, 2014, the underwriters exercised in full their option to purchase additional shares. The exercise of the over-allotment resulted in the Company receiving an additional $1.7 million in gross proceeds.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2013, 5 debt investments in our portfolio were at a fixed rate, and the remaining 20 debt investments were at variable rates, representing approximately $15.6 million and $54.1 million in fair value, respectively. The majority of our floating rate debt instruments are currently at their floor interest rate. The variable rate investments in our portfolio bear interest at a rate that is determined by reference to LIBOR or the U.S. prime rate.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1% increase in the underlying Prime rate or LIBOR, and no other change in our portfolio as of December 31, 2013. We have also assumed outstanding borrowings by the Company of $27.5 million, with $6.4 million having a floating rate based upon LIBOR or the U.S. Prime rate. Under this analysis, net investment income would increase by approximately $0.3 million annually. If we had instead assumed a 1% decrease in the underlying Prime rate or LIBOR, net investment income would decrease by approximately $0.1 million annually. Although management believes that this analysis is indicative of our existing interest rate sensitivity at December 31, 2013, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Item 4.  Controls and Procedures

As of December 31, 2013, we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Co-Chief Executive Officers and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended December 31, 2013 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of equity securities during the six months ended December 31, 2013.

Issuer Purchases of Equity Securities

For the quarter ended December 31, 2013, as a part of our dividend reinvestment plan for our common stockholders, we purchased 8,412 shares of our common stock for an average price of approximately $7.58 in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines repurchases of our common stock during the quarter ended December 31, 2013.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

October 2013	497	$7.83	—	—
November 2013	6,660	$7.62	—	—
December 2013	1,255	$7.25	—	—
Total	8,412	$7.58	—	—

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description

3.1	Articles of Amendment and Restatement(2)

3.2	Amended and Restated Bylaws(9)

4.1	Form of Common Stock Certificate(1)

4.2	Form of Note Agreement for Distribution Notes(1)

4.3	Indenture, dated as of June 3, 2013(6)

4.4	Form of First Supplemental Indenture(7)

4.5	Form of Global Note (included as Exhibit A to the Form of First Supplemental Indenture)(7)

10.1	Form of Dividend Reinvestment Plan(1)

10.2	Investment Advisory Agreement by and between Registrant and Full Circle Advisors, LLC(1)

10.3	Administration Agreement by and between Registrant and Full Circle Service Company, LLC(1)

10.4	Credit Agreement by and among Registrant, Sovereign Bank, N.A., as agent, and the lenders party thereto, dated as of June 3, 2013(5)

10.5	First Amendment to Credit Agreement by and between Registrant and Sovereign Bank, N.A., as agent, dated as of September 25, 2013.(10)

10.6	Second Amendment to Credit Agreement by and between Registrant, Santander Bank, N.A. (formerly known as Sovereign Bank, N.A.), as agent, and the lenders party thereto, dated as of November 6, 2013(11)

10.7	Pledge Agreement by Registrant in favor of Sovereign Bank, N.A., as agent, dated as of June 3, 2013(5)

10.8	Security Agreement by Registrant in favor of Sovereign Bank, N.A., as agent, dated as of June 3, 2013(5)

10.9	Form of Indemnification Agreement by and between Registrant and each of its directors(1)

10.10	Trademark License Agreement by and between Registrant and Full Circle Advisors, LLC(1)

10.11	Form of Purchase and Sale Agreement by and between Registrant, Full Circle Partners, LP, Full Circle Fund, Ltd., Full Circle Offshore, LLC, and FCC, LLC d/b/a First Capital(2)

14.1	Code of Ethics(8)

14.2	Code of Business Conduct(8)

31.1	Certification of Co-Chief Executive Officers pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Co-Chief Executive Officers pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-166302) filed on August 5, 2010.

(2)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File No. 333-166302) filed on August 26, 2010.

(3)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-180321) filed on July 13, 2012.

(4)	Incorporated by reference to the Registrant’s registration statement on Form N-2 (File No. 333-187207) filed on March 12, 2013.

(5)	Incorporated by reference to Registrant’s current report on Form 8-K (File No. 814-00809) filed on June 4, 2013.

(6)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 1 (File No. 333-188280) filed on June 11, 2013.

(7)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-188280) filed on June 19, 2013.

(8)	Incorporated by reference to Registrant’s annual report on form 10-K (File No. 814-00809) filed on September 13, 2013.

(9)	Incorporated by reference to Registrant’s current report on Form 8-K (Item 5.03) (File No. 814-00809) filed on November 7, 2013.

(10)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q (File No. 814-00809) filed on November 7, 2013.

(11)	Incorporated by reference to Registrant’s current report on Form 8-K (Items 1.01, 2.03 and 9.01) (File No. 814-00809) filed on November 7, 2013.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL CIRCLE CAPITAL CORPORATION

Date: February 10, 2014

/s/ John E. Stuart
John E. Stuart,
Co-Chief Executive Officer and Chairman of the Board of Directors (Co-Principal Executive Officer)

Date: February 10, 2014

/s/ Gregg J. Felton
Gregg J. Felton,
Co-Chief Executive Officer and President (Co-Principal Executive Officer)

Date: February 10, 2014

/s/ Michael J. Sell
Michael J. Sell,
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

