Form 10-Q
period 2014-03-31
Full Circle Capital Corp
filed 2014-05-08
CIK 1490013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED March 31, 2014

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of May 8, 2014 was 10,091,682.

FULL CIRCLE CAPITAL CORPORATION

i

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

		March 31, 2014	June 30, 2013
		Unaudited	Audited
Assets
Control Investments at Fair Value (Cost of $19,842,061 and $18,139,543, respectively)	(NOTE 2, 9)	$20,201,058	$19,115,440
Affiliate Investments at Fair Value (Cost of $19,427,127 and $17,954,622, respectively)	(NOTE 2, 9)	19,335,138	16,547,903
Non-Control/Non-Affiliate Investments at Fair Value (Cost of $65,692,689 and $53,220,538, respectively)	(NOTE 2, 9)	60,587,005	52,511,158
Total Investments at Fair Value (Cost of $104,961,877 and $89,314,703, respectively)		100,123,201	88,174,501
Cash		6,861,986	18,029,115
Deposit with Broker		1,050,000	—
Interest Receivable	(NOTE 2)	973,594	1,097,970
Principal Receivable		420,720	104,768
Dividends Receivable		80,293	36,705
Due from Affiliate		1,332	—
Due from Portfolio Investment		137,337	105,030
Receivable from Notes Offering		—	2,299,704
Prepaid Expenses		107,459	61,198
Other Assets		700,710	1,437,273
Deferred Offering Expenses		—	86,834
Deferred Debt Issuance Costs	(NOTE 8)	987,344	1,086,895
Deferred Credit Facility Fees	(NOTE 8)	507,550	543,846
Total Assets		111,951,526	113,063,839
Liabilities
Due to Affiliates	(NOTE 5)	736,897	728,371
Accounts Payable		186,565	471,297
Accrued Liabilities		28,967	10,172
Due to Broker		10,000,073	—
Payable for Investments Acquired		5,940,000	—
Dividends Payable		676,143	582,842
Interest Payable		31,015	134,167
Other Liabilities		494,316	358,696
Accrued Offering Expenses		11,000	—
Line of Credit	(NOTE 8)	—	25,584,147
Notes Payable 8.25% due June 30, 2020	(NOTE 8)	21,145,525	21,145,525
Distribution Notes	(NOTE 8)	—	3,404,583
Total Liabilities		39,250,501	52,419,800
Net Assets		$72,701,025	$60,644,039
Components of Net Assets
Common Stock, par value $0.01 per share (100,000,000 authorized; 10,091,682 and 7,569,382 issued and outstanding, respectively)		$100,917	$75,694
Paid-in Capital in Excess of Par		83,887,972	66,319,579
Distributions in Excess of Net Investment Income		(1,091,069)	(200,200)
Accumulated Net Realized Losses		(5,358,119)	(4,410,832)
Accumulated Net Unrealized Losses		(4,838,676)	(1,140,202)
Net Assets		$72,701,025	$60,644,039
Net Asset Value Per Share		$7.20	$8.01

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended March 31,		Nine Months Ended March 31,
		2014	2013	2014	2013
Investment Income
Interest Income from Non-Control/Non-Affiliate Investments		$1,308,432	$1,615,618	$4,839,103	$5,609,673
Interest Income from Affiliate Investments		673,896	389,518	1,984,549	950,026
Interest Income from Control Investments		510,038	435,300	1,452,149	1,033,884
Dividend Income from Control Investments		80,293	80,178	114,704	186,768
Other Income from Non-Control/Non-Affiliate Investments	(NOTE 2)	603,190	305,935	1,966,552	834,515
Other Income from Affiliate Investments	(NOTE 2)	3,275	3,992	12,156	63,577
Other Income from Control Investments	(NOTE 2)	12,500	12,500	37,500	37,500
Total Investment Income		3,191,624	2,843,041	10,406,713	8,715,943
Operating Expenses
Management Fee	(NOTE 5)	364,352	362,743	1,156,099	1,041,905
Incentive Fee	(NOTE 5)	351,594	328,044	1,141,230	1,001,406
Total Advisory Fees		715,946	690,787	2,297,329	2,043,311
Allocation of Overhead Expenses	(NOTE 5)	43,604	84,552	142,315	225,860
Sub-Administration Fees	(NOTE 5)	50,000	50,000	150,000	173,429
Officers’ Compensation	(NOTE 5)	75,529	75,160	226,396	225,514
Total Costs Incurred Under Administration Agreement		169,133	209,712	518,711	624,803
Directors’ Fees		26,125	24,625	86,375	86,375
Interest Expense	(NOTE 8)	623,091	379,310	2,062,570	1,214,392
Professional Services Expense		112,629	108,998	467,110	384,061
Bank Fees		9,941	3,975	45,409	12,295
Other		128,380	113,470	379,015	334,647
Total Operating Expenses		1,785,245	1,530,877	5,856,519	4,699,884
Net Investment Income		1,406,379	1,312,164	4,550,194	4,016,059
Net Change in Unrealized Gain (Loss) on Investments		1,751,729	168,654	(3,698,474)	1,978,556
Net Realized Gain (Loss) on:
Investments		224,320	—	(946,449)	(4,047,108)
Foreign Currency Transactions		(906)	—	(838)	—
Net Realized Gain (Loss)		223,414	—	(947,287)	(4,047,108)
Net Increase (Decrease) in Net Assets Resulting from Operations		$3,381,522	$1,480,818	$(95,567)	$1,947,507
Earnings (Loss) per Common Share Basic and Diluted	(NOTE 4)	$0.36	$0.20	$(0.01)	$0.28
Net Investment Income per Common Share Basic and Diluted		$0.15	$0.18	$0.56	$0.59
Weighted Average Shares of Common Share Outstanding Basic and Diluted		9,419,350	7,569,382	8,177,036	6,835,258

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	Nine Months Ended March 31, 2014	Nine Months Ended March 31, 2013
Increase (Decrease) in Net Assets Resulting from Operations:
Net Investment Income	$4,550,194	$4,016,059
Net Change in Unrealized Gain (Loss) on Investments	(3,698,474)	1,978,556
Net Realized Gain (Loss) on:
Investments	(946,449)	(4,047,108)
Foreign Currency Transactions	(838)	—
Net Realized Gain (Loss)	(947,287)	(4,047,108)
Net Increase (Decrease) in Net Assets Resulting from Operations	(95,567)	1,947,507
Dividends to Shareholders	(5,441,063)	(4,829,782)
Capital Share Transactions:
Issuance of Common Stock	18,412,399	10,665,000
Less Offering Costs and Underwriting Fees	(818,783)	(686,580)
Net Increase in Net Assets Resulting from Capital Share Transactions	17,593,616	9,978,420
Total Increase (Decrease) in Net Assets	12,056,986	7,096,145
Net Assets at Beginning of Period	60,644,039	53,442,785
Net Assets at End of Period	$72,701,025	$60,538,930
Capital Share Activity:
Shares Issued	2,522,300	1,350,000
Shares Outstanding at Beginning of Period	7,569,382	6,219,382
Shares Outstanding at End of Period	10,091,682	7,569,382

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended March 31, 2014	Nine months ended March 31, 2013
Cash Flows from Operating Activities:
Net Increase (Decrease) in Net Assets Resulting from Operations	$(95,567)	$1,947,507
Adjustments to Reconcile Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Purchases of Investments	(121,391,833)	(124,978,996)
Proceeds from Sale or Refinancing of Investments	105,129,987	114,855,522
Realized (Gain) Loss on:
Investments	946,449	4,047,108
Foreign Currency Transactions	838	—
Net Change in Unrealized (Gain) Loss on Investments	3,698,474	(1,978,556)
Amortization and Accretion of Fixed Income Premiums and Discounts	(332,615)	(240,175)
Amortization of Deferred Debt Issuance Costs	118,653	—
Amortization of Deferred Credit Facility Fees	208,028	—
Change in Operating Assets and Liabilities
Deposit with Broker	(1,050,000)	800,000
Interest Receivable	124,376	(90,623)
Principal Receivable	(315,952)	365,769
Dividend Receivable	(43,588)	(53,682)
Due from Affiliate	(1,332)	—
Due from Portfolio Investment	(32,307)	3,223
Receivable for Investments Sold	—	(1,126,196)
Prepaid Expenses	(46,261)	(62,715)
Other Assets	736,563	(83,921)
Due to Affiliates	8,526	110,431
Accounts Payable	(284,732)	(66,770)
Accrued Liabilities	18,795	(40,666)
Due to Broker	10,000,073	(7,499,916)
Payable for Investments Acquired	5,940,000	4,155,951
Interest Payable	(103,152)	(28,273)
Other Liabilities	135,620	338,900
Net Cash Provided by (Used in) Operating Activities	3,369,043	(9,626,078)
Cash Flows from Financing Activities:
Borrowings Under Credit Facility	95,980,120	52,499,326
Payments Under Credit Facility	(121,564,267)	(48,296,231)
Dividends Paid to Shareholders	(5,347,762)	(4,725,832)
Proceeds from Notes Payable	2,299,704	—
Deferred Credit Facility Fees	(171,732)	—
Deferred Debt Issuance Costs	(19,102)	—
Payment of Distribution Notes	(3,404,583)	—
Payment of Offering Expenses and Underwriting Fees	(720,949)	(673,771)
Proceeds from Issuance of Common Stock	18,412,399	10,665,000
Net Cash Provided by (Used in) Financing Activities	(14,536,172)	9,468,492
Total Decrease in Cash	(11,167,129)	(157,586)
Cash Balance at Beginning of Period	18,029,115	639,149
Cash Balance at End of Period	$6,861,986	$481,563
Supplemental Disclosure of Non-Cash Financing Activity:
Dividends Declared, Not Yet Paid	$676,143	$582,842
Accrued Offering Expenses	$11,000	$—
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$$1,839,041	$1,242,665

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)
March 31, 2014

Description(1)	Industry	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Control Investments(3)
New Media West, LLC	Cable TV Broadband Services	Senior Secured Term Loan, 9.00%, 12/31/2017	$4,953,195	$4,953,195	$4,824,412	6.63%
		Limited Liability Company Interestsˆ,(5)	720	3,600,000	3,057,262	4.21%
New Media West, LLC Total				8,553,195	7,881,674	10.84%
Takoda Resources Inc.*	Geophysical Surveying and Mapping Services	Senior Secured Term Loan, 16.00%, 4/1/2016	$2,450,000	2,450,000	2,432,605	3.35%
		Common Stockˆ,(6)	743	—	—	0.00%
Takoda Resources Inc. Total				2,450,000	2,432,605	3.35%
Texas Westchester Financial, LLC	Consumer Finance	Limited Liability Company Interestsˆ	9,278	905,819	553,459	0.76%
The Finance Company, LLC	Consumer Finance	Senior Secured Term Loan, 15.00% (LIBOR plus 14.25%, 15.00% floor), 9/30/2015	$5,163,547	5,108,271	5,258,384	7.23%
		Limited Liability Company Interests	50	140,414	1,956,521	2.69%
The Finance Company, LLC Total				5,248,685	7,214,905	9.92%
TransAmerican Asset Servicing Group, LLC	Asset Recovery Services	Senior Secured Term Loan, 14.25%, 7/25/2016	$2,725,000	2,684,362	2,118,415	2.91%
		Limited Liability Company Interestsˆ,(7)	75	—	—	0.00%
TransAmerican Asset Servicing Group, LLC Total				2,684,362	2,118,415	2.91%
Total Control Investments				19,842,061	20,201,058	27.78%
Affiliate Investments(4)
Advanced Cannabis Solutions, Inc.*	Non-Residential Property Owner	Warrant for 1,000,000 shares (at a $5.50 strike price), 1/21/2017	1	500,000	6,868,077	9.45%
Modular Process Control, LLC	Energy Efficiency Services	Senior Secured Revolving Loan, 14.50% (LIBOR plus 13.50%, 14.50% floor), 3/28/17	$996,625	953,345	958,986	1.32%
		Senior Secured Term Loan, 15.50% (LIBOR plus 14.50%, 15.50% floor), 3/28/17	$5,000,000	4,752,731	2,646,667	3.64%
		Senior Secured Term Loan – Tranche 2, 18.00%, 3/28/17***	$759,750	759,750	127,562	0.18%
		Modular Process Control, LLC – Warrants for 14.50% of the outstanding Class B LLC Interests (at a $0.01 strike price), expire 3/28/23ˆ	1	288,000	—	0.00%
Modular Process Control, LLC Total				6,753,826	3,733,215	5.14%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) (Continued)
March 31, 2014

Description(1)	Industry	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Affiliate Investments (continued)
ProGrade Ammo Group, LLC	Munitions	Senior Secured Revolving Loan, 9.19% (LIBOR plus 9.00%, 9.19% floor), 8/1/2014	$2,826,047	$2,826,047	$2,826,047	3.88%
		Senior Secured Term Loan, 16.19% (LIBOR plus 16.00%, 16.19% floor), 8/1/2014	$4,593,750	4,572,233	1,807,488	2.49%
		Warrants for 9.5% of the outstanding LLC interests (at a $10.00 strike price), expire 8/2/2018ˆ	181,240	176,770	—	0.00%
ProGrade Ammo Group, LLC Total				7,575,050	4,633,535	6.37%
SOLEX Fine Foods, LLC; Catsmo, LLC	Food Distributors & Wholesalers	Senior Secured Term Loan, 12.30% (LIBOR plus 12.14%), 12/28/2016	$3,900,000	3,819,412	3,781,830	5.21%
		Limited Liability Company Interestsˆ,(8)	1	290,284	67,830	0.09%
		Warrants for 1.6% of the outstanding LLC interests (strike price $0.01), expire 12/31/2022ˆ,(8)	1	58,055	15,200	0.02%
SOLEX Fine Foods, LLC; Catsmo, LLC Total				4,167,751	3,864,860	5.32%
West World Media, LLC	Information and Data Services	Limited Liability Company Interestsˆ,(9)	85,210	430,500	235,451	0.32%
Total Affiliate Investments				19,427,127	19,335,138	26.60%
Other Investments
Attention Transit Advertising Systems, LLC	Outdoor Advertising Services	Senior Secured Term Loan, 11.50%, 9/30/2016	$2,205,544	2,205,544	2,185,694	3.01%
Background Images, Inc.	Equipment Rental Services	Senior Secured Term Loan – Term A, 14.66% (LIBOR plus 14.50%), 6/28/2015	$1,207,500	1,205,743	1,266,185	1.75%
		Senior Secured Term – Loan Term B, 16.41% (LIBOR plus 16.25%), 6/28/2015	$682,500	681,500	714,987	0.98%
Background Images, Inc. Total				1,887,243	1,981,172	2.73%
Blackstrap Broadcasting, LLC	Radio Broadcasting	Senior Secured Term Loan, 6.16% (LIBOR plus 6.00%), 7/31/2014(10)	$3,080,000	3,080,000	2,341,519	3.22%
		Subordinated Secured Term Loan, 16.00% (PRIME plus 7.75%, 16.00% floor), 7/31/2014(10)	$3,500,000	3,500,000	—	0.00%
Blackstrap Broadcasting, LLC Total				6,580,000	2,341,519	3.22%
CPX, Inc.	Industrial Molded Products	Senior Secured Revolving Loan, 14.19% (LIBOR plus 14.00%, 14.19% floor), 9/30/2016	$1,800,000	1,783,043	1,800,000	2.47%
		Senior Secured Term Loan, 14.69% (LIBOR plus 14.50%, 14.69% floor), 9/30/2016	$1,100,000	1,084,812	1,046,100	1.44%
CPX, Inc. Total				2,867,855	2,846,100	3.91%
Dynamic Energy Services International, LLC	Oil and Gas Field Services	Senior Secured Term Loan, 9.50%, (LIBOR plus 8.50%, 9.50% floor), 3/12/2018	$5,000,000	4,900,592	4,900,592	6.74%
Esselte Holdings Inc., Esselte AB*	Stationery, Tablets, and Related Products	Senior Secured Term Loan, 10.75% (LIBOR plus 8.75%, 10.75% floor), 2/29/2016	$1,848,921	1,849,607	1,904,388	2.62%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) (Continued)
March 31, 2014

Description(1)	Industry	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Other Investments (continued)
GW Power, LLC and Greenwood Fuels WI, LLC	Electric Services	Senior Secured Term Loan, 12.16% (LIBOR plus 12.00%), 3/31/2016	$6,000,000	$5,940,025	$5,940,025	8.17%
Infinite Aegis Group, LLC	Healthcare Billing and Collections	Senior Secured Revolving Loan, 12.19% (LIBOR plus 12.00%, 12.19% floor), 7/31/2017	$1,000,000	985,489	1,000,000	1.38%
		Senior Secured Tem Loan, 12.19% (LIBOR plus 12.00%, 12.19% floor), 7/31/2017	$4,000,000	3,882,949	3,752,000	5.16%
		Warrants for 2.0% of the outstanding LLC interests (at a $0.01 strike price), expire 8/1/2023ˆ	1	107,349	36,025	0.05%
Infinite Aegis Group, LLC Total				4,975,787	4,788,025	6.59%
MDU Communications (USA) Inc.	Cable TV Broadband Services	Senior Secured Term Loan – Tranche A, 2.00%, 3/31/2014(10)	$2,068,170	2,068,170	1,608,001	2.21%
Ocean Protection Services*	Maritime Security Services	Senior Secured Term Loan, 12.50%, (LIBOR plus 12.00%, 12.50% floor), 3/4/2017	$7,000,000	6,930,178	6,930,178	9.53%
PEAKS Trust 2009-1	Consumer Financing	Senior Secured Term Loan, 7.50%, (LIBOR plus 5.50%, 7.50% floor), 1/27/2020	$6,320,503	5,113,967	5,113,967	7.03%
Pristine Environments, Inc.	Building Cleaning and Maintenance Services	Senior Secured Revolving Loan, 12.70% (LIBOR plus 12.50%, 12.70% floor), 3/31/2017	$2,280,468	2,280,077	2,432,727	3.35%
		Senior Secured Term Loan, 12.70% (LIBOR plus 12.50%, 12.70% floor), 3/31/2017	$1,078,250	1,069,296	1,155,632	1.59%
Pristine Environments, Inc. Total				3,349,373	3,588,359	4.94%
The Selling Source, LLC	Information and Data Services	Senior Secured Term Loan, 12.54%, 1/31/2017	$3,637,572	3,611,392	2,975,170	4.09%
US Path Labs, LLC	Healthcare Services	Senior Secured Term Loan, 14.00% (LIBOR plus 13.25%, 14.00% floor), 6/30/2014	$3,380,000	3,356,760	3,483,766	4.79%
VaultLogix, LLC	Information Retrieval Services	Warrants for Variable% Ownership, (at a $307.855 strike price), expire 1/14/2019ˆ	3,349	56,147	—	0.00%
United States Treasury		United States Treasury Bill** (0.09)%, 4/3/2014	$10,000,000	10,000,049	10,000,049	13.76%
Total Other Investments				65,692,689	60,587,005	83.34%
Total Investments				$104,961,877	$100,123,201	137.72%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) (Continued)
March 31, 2014

	March 31, 2014
	Investment at Fair Value (in millions)	Percentage of Net Assets
Consumer Finance	$12.9	17.71%
Cable TV/Broadband Services	9.5	13.04
Maritime Security Services	6.9	9.53
Non-Residential Property Owner	6.9	9.45
Electric Services	5.9	8.17
Oil and Gas Field Services	4.9	6.74
Healthcare Billing and Collections	4.8	6.59
Munitions	4.6	6.37
Food Distributors and Wholesalers	3.9	5.32
Energy Efficiency Services	3.7	5.14
Building Cleaning and Maintenance Services	3.6	4.94
Healthcare Services	3.5	4.79
Information and Data Services	3.2	4.42
Industrial Molded Products	2.9	3.91
Geophysical Surveying and Mapping Services	2.4	3.35
Radio Broadcasting	2.3	3.22
Outdoor Advertising Services	2.2	3.01
Asset Recovery Services	2.1	2.91
Equipment Rental Services	2.0	2.73
Stationery, Tablets, and Related Products	1.9	2.62
Total	$90.1	123.96%

(1)	Our investments are acquired in private transactions exempt from registration under the Securities Act of 1933, therefore are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act of 1933.
(2)	A majority of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to LIBOR or the U.S. prime rate, and which is reset daily, monthly, quarterly or semi-annually. For each debt investment, the Company has provided the interest rate in effect as of March 31, 2014. If no reference to LIBOR or the U.S. prime rate is made, the rate is fixed.
(3)	“Control Investments” are investments in those companies that are “Control Investments” of the Company, as defined in the Investment Company Act of 1940. A company is deemed to be a “Control Investment” of Full Circle Capital Corporation if Full Circle Capital Corporation owns more than 25% of the voting securities of such company.
(4)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the Investment Company Act of 1940, which are not “Control Investments.” A company is deemed to be an “Affiliate” of Full Circle Capital Corporation if Full Circle Capital Corporation owns 5% or more, but less than 25%, of the voting securities of such company.
(5)	Full Circle Capital Corporation’s equity investment in New Media West, LLC is held through its wholly-owned subsidiary FC New Media, Inc.
(6)	Full Circle Capital Corporation’s equity investment in Takoda Resources Inc. is held through its wholly-owned subsidiary FC Takoda Holdings, LLC.
(7)	Full Circle Capital Corporation’s equity investment in TransAmerican Asset Servicing Group, LLC is held through its wholly-owned subsidiary TransAmerican Asset Servicing Group, Inc.
(8)	Full Circle Capital Corporation’s equity investments in SOLEX Fine Foods, LLC; Catsmo, LLC are held through its wholly-owned subsidiary FC New Specialty Foods, Inc.

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) (Continued)
March 31, 2014

(9)	A portion of Full Circle Capital Corporation’s investment in West World Media, LLC is held through its wholly-owned subsidiary Full Circle West, Inc. The remainder of the LLC interests are held directly by Full Circle Capital Corporation.
(10)	Investments were on non-accrual status as of March 31, 2014.
*	Investment is not a qualifying asset under Section 55(a) of the 1940 Act.
**	Interest rate shown reflects yield to maturity at time of purchase.
***	Security pays interest in kind.
ˆ	Security is a non-income producing security.

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Audited)
June 30, 2013

Description(1)	Industry	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Control Investments(4)
New Media West, LLC	Cable TV Broadband Services	Senior Secured Term Loan, 9.00%, 12/31/2017	$5,079,679	$5,079,679	$5,079,679	8.38%
		Limited Liability Company Interestsˆ,(5)	720	3,600,000	4,203,006	6.93%
New Media West, LLC Total				8,679,679	9,282,685	15.31%
Takoda Resources Inc.*	Geophysical Surveying and Mapping Services	Senior Secured Term Loan, 16.00%, 4/1/2016	$1,469,063	1,469,063	1,469,063	2.42%
		Common Stock(6)ˆ	520	—	—	0.00%
Takoda Resources Inc. Total				1,469,063	1,469,063	2.42%
Texas Westchester Financial, LLC	Consumer Finance	Limited Liability Company Interestsˆ	9,278	905,819	602,154	0.99%
The Finance Company, LLC	Consumer Finance	Senior Secured Term Loan, 15.00% (LIBOR plus 14.25%, 15.00% floor), 9/30/2015	$5,163,547	4,585,205	4,698,524	7.75%
		Limited Liability Company Interests	50	140,414	1,604,577	2.65%
The Finance Company, LLC Total				4,725,619	6,303,101	10.40%
TransAmerican Asset Servicing Group, LLC	Asset Recovery Services	Senior Secured Term Loan, 14.25%, 7/25/2016	$2,400,000	2,359,363	1,458,437	2.40%
		Limited Liability Company Interestsˆ,(7)	75	—	—	0.00%
TransAmerican Asset Servicing Group, LLC Total				2,359,363	1,458,437	2.40%
Total Control Investments				18,139,543	19,115,440	31.52%
Affiliate Investments(3)
Modular Process Control, LLC	Energy Efficiency Services	Senior Secured Revolving Loan, 15.00% (LIBOR plus 14.00%, 15.00% floor), 3/28/17	$3,500,000	3,310,894	3,500,000	5.77%
		Senior Secured Term Loan, 15.00% (LIBOR plus 14.00%, 15.00% floor), 3/28/17	$2,500,000	2,342,415	2,407,833	3.97%
		Modular Process Control, LLC – Warrants for 8% of the outstanding Class B LLC Interests (at a $0.01 strike price), expire 3/28/23ˆ	1	288,000	161,413	0.27%
Modular Process Control, LLC Total				5,941,309	6,069,246	10.01%
ProGrade Ammo Group, LLC	Munitions	Senior Secured Revolving Loan, 9.20% (LIBOR plus 9.00%, 9.20% floor), 8/1/2014	$1,907,735	1,907,735	1,907,735	3.14%
		Senior Secured Term Loan, 15.20% (LIBOR plus 15.00%, 15.20% floor), 8/1/2014	$5,468,750	5,389,137	4,304,089	7.10%
		Warrants for 9.5% of the outstanding LLC interests (at a $10.00 strike price), expire 8/2/2018ˆ	181,240	176,770	—	0.00%
ProGrade Ammo Group, LLC Total				7,473,642	6,211,824	10.24%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Audited) (Continued)
June 30, 2013

Description(1)	Industry	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Affiliate Investments (continued)
SOLEX Fine Foods, LLC; Catsmo, LLC	Food Distributors & Wholesalers	Senior Secured Term Loan, 12.31% (LIBOR plus 12.14%), 12/28/2016	$3,900,000	$3,801,116	$3,859,440	6.37%
		Limited Liability Company Interestsˆ,(8)	1	250,000	139,247	0.23%
		Warrants for 1.6% of the outstanding LLC interests (strike price 0.01), expire 12/28/2022ˆ,(8)	1	58,055	32,695	0.05%
SOLEX Fine Foods, LLC; Catsmo, LLC Total				4,109,171	4,031,382	6.65%
West World Media, LLC	Information and Data Services	Limited Liability Company Interestsˆ,(9)	85,210	430,500	235,451	0.39%
Total Affiliate Investments				17,954,622	16,547,903	27.29%
Other Investments
Attention Transit Advertising Systems, LLC	Outdoor Advertising Services	Senior Secured Term Loan, 14.50%, 9/30/2016	$2,321,626	2,321,626	2,321,626	3.83%
Background Images, Inc.	Equipment Rental Services	Senior Secured Term Loan – Term A, 14.70% (LIBOR plus 14.50%), 6/28/2015	$1,466,250	1,456,440	1,465,419	2.42%
		Senior Secured Term Loan – Term B, 16.45% (LIBOR plus 16.25%), 6/28/2015	$828,750	823,118	783,058	1.29%
Background Images, Inc. Total				2,279,558	2,248,477	3.71%
Blackstrap Broadcasting, LLC	Radio Broadcasting	Senior Secured Term Loan, 5%, 7/31/2014	$3,000,000	3,000,000	2,588,600	4.27%
		Subordinated Secured Term Loan, 16.00%, (PRIME plus 7.75%, 16.00% floor), 7/31/2014	$3,500,000	3,500,000	3,034,383	5.00%
Blackstrap Broadcasting, LLC Total				6,500,000	5,622,983	9.27%
Coast Plating, Inc.	Aerospace Parts Plating and Finishing	Senior Secured Term Loan – Term A, 11.70% (LIBOR plus 11.50%, 11.70% floor), 9/13/2014	$1,401,686	1,401,687	1,412,666	2.33%
		Senior Secured Term Loan – Term B, 12.45% (LIBOR plus 12.25%, 12.45% floor), 9/13/2014	$3,431,714	3,431,714	3,412,268	5.63%
Coast Plating, Inc. Total				4,833,401	4,824,934	7.96%
CSL Operating, LLC	Industrial Metal Treatings	Senior Secured Term Loan – Term A, 11.70% (LIBOR plus 11.50%, 11.70% floor), 5/11/2014	$1,866,720	1,863,691	1,860,435	3.07%
		Senior Secured Term Loan – Term B, 11.70% (LIBOR plus 11.50%, 11.70% floor), 5/11/2014	$1,866,720	1,863,691	1,856,142	3.06%
CSL Operating, LLC Total				3,727,382	3,716,577	6.13%
Employment Plus, Inc.	Staffing Services	Senior Secured Term Loan, 12.00% (LIBOR plus 11.76%, 12.00% floor), 10/24/2013	$5,000,000	5,000,000	5,000,000	8.24%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Audited) (Continued)
June 30, 2013

Description(1)	Industry	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Other Investments (continued)
Global Energy Efficiency Holdings, Inc.	Energy Efficiency Services	Senior Secured Revolving Loan, 13.20% (LIBOR plus 13.00%), 9/7/2015	$4,444,961	$4,439,802	$4,523,933	7.46%
		Senior Secured Term Loan, 13.20% (LIBOR plus 13.00%), 9/7/2015	$1,000,000	990,088	1,036,900	1.71%
Global Energy Efficiency Holdings, Inc. Total				5,429,890	5,560,833	9.17%
iMedX, Inc.	Medical Transcription Services	Senior Secured Revolving Loan, 13.75% (LIBOR plus 13.50%, 13.75% floor), 09/19/2014	$1,578,962	1,578,962	1,685,752	2.78%
		Senior Secured Term Loan – Term A, 13.75% (LIBOR plus 13.50%, 13.75% floor), 09/19/2014	$2,450,686	2,437,028	2,482,790	4.09%
		Senior Secured Term Loan – Term B, 13.75% (LIBOR plus 13.50%, 13.75% floor), 09/19/2014	$1,071,180	1,071,180	1,073,679	1.77%
iMedX, Inc. Total				5,087,170	5,242,221	8.64%
MDU Communications (USA) Inc.	Cable TV Broadband Services	Senior Secured Term – Tranche A, 12.85% (PRIME plus 4.10%, 12.85% floor), 12/31/2013	$5,000,000	5,000,000	4,914,000	8.10%
		Senior Secured Term – Tranche C, 10.75% (PRIME plus 2.00%, 10.75% floor), 12/31/2013	$250,000	250,000	242,642	0.40%
MDU Communications (USA) Inc. Total		Senior Secured Term – Tranche D, 9.75% (PRIME plus 1.00%, 9.75% floor), 12/31/2013	$1,480,000	1,480,000	1,427,213	2.35%
				6,730,000	6,583,855	10.85%
Pristine Environments, Inc.	Building Cleaning and Maintenance Services	Senior Secured Revolving Loan, 12.70%, (LIBOR plus 12.50%, 12.70% floor), 3/31/2017	$2,764,801	2,737,585	2,774,017	4.57%
		Senior Secured Term Loan, 12.70%, (LIBOR plus 12.50%, 12.70% floor), 3/31/2017	$1,135,000	1,123,828	1,143,437	1.89%
Pristine Environments, Inc. Total				3,861,413	3,917,454	6.46%
The Selling Source, LLC	Information and Data Services	Senior Secured Term Loan, 12.54%, 1/31/2017	$4,000,000	3,964,978	4,000,000	6.60%
US Path Labs, LLC	Healthcare Services	Senior Secured Term Loan, 14.00%, (LIBOR plus 13.25%, 14.00% floor), 3/31/2014	$3,470,000	3,428,973	3,472,198	5.73%
VaultLogix, LLC	Information Retrieval Services	Warrants for Variable% Ownership, (at a $307.855 strike price), expire 1/14/2019ˆ	3,439	56,147	—	0.00%
Total Other Investments				53,220,538	52,511,158	86.59%
Total Investments				$89,314,703	$88,174,501	145.40%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Audited) (Continued)
June 30, 2013

	June 30, 2013
	Investment at Fair Value (in millions)	Percentage of Net Assets
Cable TV/Broadband Services	$15.9	26.16%
Energy Efficiency Services	11.6	19.18
Consumer Finance	6.9	11.39
Munitions	6.2	10.24
Radio Broadcasting	5.6	9.28
Medical Transcription Services	5.2	8.64
Staffing Services	5.0	8.24
Aerospace Parts Plating and Finishing	4.8	7.96
Information and Data Services	4.2	6.98
Food Distributors and Wholesalers	4.0	6.65
Building Cleaning and Maintenance Services	3.9	6.46
Industrial Metal Treatings	3.8	6.13
Healthcare Services	3.6	5.73
Outdoor Advertising Services	2.3	3.83
Equipment Rental Services	2.2	3.71
Geophysical Surveying and Mapping Services	1.5	2.42
Asset Recovery Services	1.5	2.40
Total	$88.2	145.40%

(1)	Our investments are acquired in private transactions exempt from registration under the Securities Act of 1933, therefore are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act of 1933.
(2)	A majority of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to LIBOR or the U.S. prime rate, and which is reset daily, monthly, quarterly or semi-annually. For each debt investment, the Company has provided the interest rate in effect as of June 30, 2013. If no reference to LIBOR or the U.S. prime rate is made, the rate is fixed.
(3)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the Investment Company Act of 1940, which are not “Control Investments.” A company is deemed to be an “Affiliate” of Full Circle Capital Corporation if Full Circle Capital Corporation owns 5% or more, but less than 25%, of the voting securities of such company.
(4)	“Control Investments” are investments in those companies that are “Control Investments” of the Company, as defined in the Investment Company Act of 1940. A company is deemed to be a “Control Investment” of Full Circle Capital Corporation if Full Circle Capital Corporation owns more than 25% of the voting securities of such company.
(5)	Full Circle Capital Corporation’s equity investment in New Media West, LLC is held through its wholly-owned subsidiary FC New Media, Inc.
(6)	Full Circle Capital Corporation’s equity investments in Takoda Resources Inc. are held through its wholly-owned subsidiary FC Takoda Holdings, LLC.
(7)	Full Circle Capital Corporation’s equity investment in TransAmerican Asset Servicing Group, LLC is held through its wholly-owned subsidiary TransAmerican Asset Servicing Group, Inc.
(8)	Full Circle Capital Corporation’s equity investments in SOLEX Fine Foods, LLC; Catsmo, LLC are held through its wholly-owned subsidiary FC New Specialty Foods, Inc.
(9)	A portion of Full Circle Capital Corporation’s investment in West World Media, LLC is held through its wholly-owned subsidiary Full Circle West, Inc. The remainder of the LLC interests are held directly by Full Circle Capital Corporation.
*	Investment is not a qualifying asset under Section 55(a) of the 1940 Act.
**	Interest rate shown reflects yield to maturity at time of purchase.
ˆ	Security is a non-income producing security.

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2014

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

The June 30, 2013 and March 31, 2013 Consolidated Financial Statements were reclassified in order to be consistent with the new format used for the March 31, 2014 Consolidated Financial Statements.

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

Investments are recognized when we assume an obligation to acquire a financial instrument and assume the risks for gains or losses related to that instrument. Investments are derecognized when we assume an obligation to sell a financial instrument and forego the risks for gains or losses related to that instrument. Specifically, we record all security transactions on a trade date basis. Investments in other, non-security financial instruments, such as limited partnerships or private companies, are recorded on the basis of subscription date or redemption date, as applicable. Amounts for investments recognized or derecognized but not yet settled are reported as receivables for investments sold and payables for investments acquired, respectively, in the Consolidated Statements of Assets and Liabilities.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2014

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2014

Note 2. Significant Accounting Policies  – (continued)

Valuation of Investments (continued)

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2014

Note 2. Significant Accounting Policies  – (continued)

Warrants

The Board will ascribe value to warrants based on fair value analyses that can include discounted cash flow analyses, option pricing models, comparable analyses and other techniques as deemed appropriate.

Cash

The Company places its cash with J.P. Morgan Chase Bank N.A. and Santander Bank, N.A. f/k/a Sovereign Bank. N.A. (“Santander Bank”), and at times, cash held in such accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company may invest a portion of its cash in money market funds, within the limitations of the 1940 Act.

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

Structuring fees, excess deal deposits, prepayment fees and similar fees are recognized as Other Income as earned, usually when received. Other fee income, including administrative and unused line fees, is included in Other Income. Income from such sources was $618,965 and $322,427 for the three months ended March 31, 2014, and March 31, 2013, respectively and $2,016,208 and $935,592 for the nine months ended March 31, 2014, and March 31, 2013, respectively.

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2014

Note 2. Significant Accounting Policies  – (continued)

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

Dividends and Distributions

Dividends and distributions to common stockholders are recorded on the ex-dividend date. The amounts, if any, of our monthly dividends are approved by our Board each quarter and are generally based upon our management’s estimate of our earnings for the quarter. Net realized capital gains, if any, are distributed at least annually.

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

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented. Basic and diluted earnings (loss) per share for the three and nine months ended March 31, 2014, and March 31, 2013, respectively, were the same since there were no potentially dilutive securities outstanding.

Organizational Expenses and Offering Costs

The Company did not incur organizational expenses for the three or nine months ended March 31, 2014, and March 31, 2013. The Company complies with the requirements of ASC 340-10-S99-1, “Expenses of Offering”. Deferred offering costs consist principally of legal and audit costs incurred through the balance sheet date that are related to an offering of equity securities. Such costs are charged against the gross proceeds of the offering or will be charged to the Company’s operations if the offering is not completed. Offering expenses related to the Company’s January 14, 2014 and February 27, 2014 offerings were $243,684 and $35,415, respectively. Refer to Note 6.

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

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2014

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

The Company utilizes two financial institutions to provide financing, which are essential to its business. There are a number of other financial institutions available that could potentially provide the Company with financing. Management believes that such other financial institutions would likely be able to provide similar financing with generally comparable terms. However, a change in financial institutions at the present time could cause a delay in service provisioning or result in potential lost opportunities, which could adversely affect operating results.

As of March 31, 2014, we had approximately $3.0 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2014

Note 4. Earnings (Loss) per Common Share

The following information sets forth the computation of basic and diluted earnings (loss) per common share for the three and nine months ended March 31, 2014, and March 31, 2013:

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013
Per Share Data(1):
Net Increase (Decrease) in Net Assets Resulting from Operations	$3,381,522	$1,480,818	$(95,567)	$1,947,507
Weighted average shares outstanding for period	9,419,350	7,569,382	8,177,036	6,835,258
Basic and diluted earnings (loss) per common share	$0.36	$0.20	$(0.01)	$0.28

(1)	Per share data based on weighted average shares outstanding.

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

The total base management fees earned by the Adviser for the three and nine months ended March 31, 2014, were $364,352 and $1,156,099, respectively. The total base management fee payable to the Adviser as of March 31, 2014 was $364,352, after reflecting payment of $1,181,692, for the nine months ended March 31, 2014, and is included in the Consolidated Statement of Assets and Liabilities in Due to Affiliates. The total base management fees earned by the Adviser for the three and nine months ended March 31, 2013, were $362,743 and $1,041,905, respectively.

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2014

Note 5. Related Party Agreements and Transactions  – (continued)

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees with respect to each of the investments in our portfolio, provided that, the incentive fee determined as of December 31, 2010 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the inception of Full Circle Capital. There were no incentive fees earned on realized capital gains for the three and nine months ended March 31, 2014, and 2013.

Income incentive fees of $351,594 and $1,141,230 were earned by the Adviser for the three and nine months ended March 31, 2014, respectively, and the total income incentive fee payable to the Adviser as of March 31, 2014, was $351,594, after reflecting payment of $1,128,062, during the nine months ended March 31, 2014, and is included in the Consolidated Statement of Assets and Liabilities in Due to Affiliates. Income incentive fees of $328,044 and $1,001,406 were earned by the Adviser for the three and nine months ended March 31, 2013.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2014

Note 5. Related Party Agreements and Transactions  – (continued)

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2014

Note 5. Related Party Agreements and Transactions  – (continued)

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

For the three and nine months ended March 31, 2014, the Company incurred $169,133 and $518,711, respectively, of expenses under the Administration Agreement, $50,000 and $150,000, respectively, of which were earned by the Sub-Administrator and $75,529, and $226,396, respectively, were paid for officers’ compensation. The remaining $43,604 and $142,315, respectively, were recorded as an Allocation of Overhead Expenses in the Consolidated Statement of Operations.

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

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. With regard to the Control Investments in Texas Westchester Financial, LLC, New Media West, LLC, TransAmerican Asset Servicing Group, LLC, Takoda Resources Inc. and The Finance Company, LLC, the Company has provided managerial assistance during the period for which no fees were charged. Our Co-Chief Executive Officer and Chairman, John Stuart, currently serves as a director of The Finance Company, LLC, New Media West, LLC and Takoda Resources Inc. Lawrence Chua, a Vice President of Full Circle Advisors, serves on the board of Takoda Resources Inc. As of March 31, 2014, only Background Images, Inc., Modular Process Control, LLC, and Solex Fine Foods, LLC; Catsmo, LLC had accepted our offer for such services. No fees were charged to Background Images, Inc., Modular Process Control, LLC or Solex Fine Foods, LLC; Catsmo, LLC for such services.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2014

Note 6. Equity Offerings, Related Expenses and Other Stock Issuances

Offering expenses are generally charged against paid-in capital in excess of par. The proceeds raised, the related underwriting fees, the offering expenses, and the price at which common stock was issued, since inception, are detailed in the following table:

Issuances of Common Stock	Number of Shares Issued		Gross Proceeds Raised, Net Assets Acquired and Dividends Reinvested	Underwriting Fees		Offering Expenses	Gross Offering Price
April 16, 2010	100		$1,500	—		—	$15.00 per/share
August 31, 2010	4,191,415	(1)	$42,425,564	—		—	$10.13 per/share(2)
August 31, 2010	2,000,000		$18,000,000	$1,350,000		$1,052,067	$9.00 per/share
January 14, 2011	27,867	(3)	$241,608	—		—	$8.67 per/share
November 27, 2012	1,350,000		$10,665,000	$533,250		$153,330	$7.90 per/share
January 14, 2014	1,892,300	(4)	$13,492,099	$539,684		$243,684	$7.13 per/share
February 27, 2014	630,000		$4,920,300	—	(5)	$35,415	$7.81 per/share

(1)	Includes 403,662 shares that were issued on September 30, 2010 upon the expiration of the overallotment option granted to the underwriters in connection with our initial public offering. Such shares were deemed to be outstanding at August 31, 2010.
(2)	Based on weighted average price assigned to shares.
(3)	Issued pursuant to the Company’s dividend reinvestment plan.
(4)	Includes 242,300 overallotment shares that were granted to the underwriters in connection with our January 14, 2014 follow-on offering. The underwriters exercised their option to purchase additional shares on January 27, 2014. Such shares were deemed to be outstanding at January 14, 2014.
(5)	This was a private placement offering placed directly with certain institutional investors.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2014

Note 7. Financial Highlights

	Three months ended March 31, 2014	Three months ended March 31, 2013
	(Unaudited)	(Unaudited)
Per Share Data(1):
Net asset value at beginning of period	$7.09	$8.03
Dilution from offering	0.00 (8)	—
Offering costs	(0.03)	—
Net investment income	0.15	0.18
Change in unrealized gain (loss)	0.18	0.02
Realized gain (loss)	0.02	0.00
Dividends declared	(0.21)	(0.23)
Net asset value at end of period	$7.20	$8.00
Per share market value at end of period	$7.78	$7.65
Total return based on market value(4)	13.34%	7.11%
Total return based on net asset value(4)	4.15%	2.59%
Shares outstanding at end of period	10,091,682	7,569,382
Weighted average shares outstanding for period	9,419,350	7,569,382
Ratio/Supplemental Data:
Net assets at end of period	$72,701,025	$60,538,930
Average net assets	$66,426,646	$60,672,785
Annualized ratio of net operating expenses to average net assets(5)	10.90%	10.23%
Annualized ratio of net investment income to average net assets(5)	8.59%	8.77%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets(5)	2.72%	3.08%

	Nine months ended March 31, 2014	Nine months ended March 31, 2013
	(Unaudited)	(Unaudited)
Per Share Data(1):
Net asset value at beginning of period	$8.01	$8.59
Dilution from offering	0.00 (8)	(0.17	)(2)
Offering costs	(0.03)	(0.01)
Net investment income	0.56	0.59
Change in unrealized gain (loss)	(0.53)	0.28
Realized gain (loss)	(0.14)	(0.59)
Dividends declared	(0.67)	(0.69)
Net asset value at end of period	$7.20	$8.00
Per share market value at end of period	$7.78	$7.65
Total return based on market value(4)	8.27%	9.31%
Total return based on net asset value(4)	(2.11)%	1.81%
Shares outstanding at end of period	10,091,682	7,569,382
Weighted average shares outstanding for period	8,177,036	6,835,258
Ratio/Supplemental Data:
Net assets at end of period	$72,701,025	$60,538,930
Average net assets	$61,217,476	$56,949,979
Annualized ratio of net operating expenses to average net assets(5)	12.74%	10.99%
Annualized ratio of net investment income to average net assets(5)	9.90%	9.39%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets(5)	3.26%	3.37%

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2014

Note 7. Financial Highlights  – (continued)

	Year Ended June 30, 2013		Year Ended June 30, 2012		For the period from August 31, 2010 (commencement of operations) to June 30, 2011		For the period from April 16, 2010 (date of inception) to June 30, 2010
	(audited)		(audited)		(audited)		(audited)
Per Share Data(1):
Net asset value at beginning of period	$8.59		$9.08		$9.40		$15.00	(6)
Dilution from offering	(0.18	)(2)	—		—		—
Offering costs	(0.02)		—		(0.04)		—
Net investment income (loss)	0.77		0.78		0.70		(125.45)
Change in unrealized gain (loss)	0.37		(0.32)		(0.29)		—
Realized gain (loss)	(0.60)		(0.03)		0.06		—
Dividends declared	(0.92)		(0.92)		(0.75)		—
Net asset value at end of period	$8.01		$8.59		$9.08		$(110.45)
Per share market value at end of period	$7.83		$7.65		$7.90		$(110.45)
Total return based on market value	15.12	%(4)	8.71	%(4)	(4.03	)%(3)	(836.33	)%(7)
Total return based on net asset value	4.94	%(4)	6.20	%(4)	5.62	%(3)	(836.33	)%(7)
Shares outstanding at end of period	7,569,382		6,219,382		6,219,382		100
Weighted average shares outstanding for period	7,018,286		6,219,382		6,206,824		100
Ratio/Supplemental Data:
Net assets at end of period	$60,644,039		$53,442,785		$56,474,006		$(11,045)
Average net assets	$57,842,601		$55,531,518		$57,455,987		$(4,773)
Annualized ratio of gross operating expenses to average net assets(5)	11.52%		9.56%		8.49%		1,279.28%
Annualized ratio of net operating expenses to average net assets(5)	11.52%		8.99%		7.34%		1,279.28%
Annualized ratio of net investment income (loss) to average net assets(5)	9.30%		8.70%		9.29%		(1,279.28)%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets(5)	3.53%		3.15%		2.00%		1,279.28%

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Dilution from offering is based on the change in net asset value from a follow on offering on November 27, 2012.
(3)	Total return based on market value is based on the change in market price per share assuming an investment at the initial public offering price of $9.00 per share and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2014

Note 7. Financial Highlights  – (continued)

(4)	Total return based on market value is based on the change in market price per share and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.
(5)	Financial Highlights for periods of less than one year are annualized and the ratios of gross and net operating expenses to average net assets and net investment income (loss) to average net assets are adjusted accordingly. Non-recurring expenses were not annualized. For the period from August 31, 2010 (commencement of operations) to June 30, 2011 the Company incurred $102,609 of organizational expenses, which were deemed to be non-recurring. For the period from April 16, 2010 to June 30, 2010, the Company incurred $12,500 of Organizational Expenses, which were deemed to be non-recurring.
(6)	For the period from April 16, 2010 (date of inception) to June 30, 2010, the net asset value of the Company’s common stock at issuance was $15.00.
(7)	Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in each period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on market value is the same as total return based on net asset value as our shares were not publicly traded from inception through June 30, 2010. The total returns are not annualized.
(8)	Dilution from offering is based on the change in net asset value from the follow-on offerings on January 14, 2014 and February 27, 2014.

Note 8. Long Term Liabilities

Line of Credit

On August 31, 2010, the Company entered into the “First Capital Credit Facility” with FCC, LLC d/b/a First Capital. The facility size was $35 million and was initially scheduled to expire in January 2012. The Company extended the First Capital Credit Facility various times through March 31, 2014. The Company incurred unused line, average usage and other fees related to the First Capital Credit Facility. The First Capital Credit Facility was secured by all of the assets of the Company. Under the First Capital Credit Facility, the Company was required to satisfy several financial covenants, including maintaining a minimum level of stockholders’ equity, a maximum level of leverage and minimum asset coverage and earnings. In addition, the Company was required to comply with other general covenants, including with respect to indebtedness, liens, restricted payments and mergers and consolidations.

On June 3, 2013, the Company entered into the “Credit Facility” with Santander Bank. The facility size was originally $32.5 million and replaced the Company’s First Capital Credit Facility. The facility was subsequently increased to $45.0 million on November 5, 2013.

The Credit Facility matures on June 3, 2016 and bears interest based on a tiered rate structure, depending upon utilization, ranging from 1-month LIBOR to 3-month LIBOR plus 3.25% to 4.00% per annum, or from Santander Bank’s prime rate plus 1.25% to 2.00% per annum, based on the Company’s election. As of March 31, 2014, the 1-month LIBOR to 3-month LIBOR rates respectively were: 0.15%, 0.19%, and 0.23%. As of March 31, 2014, the prime rate was 3.25%. In addition, a fee of 0.50% per annum is charged on unused amounts under the Credit Facility. The Credit Facility is secured by all of the Company’s assets. Under the Credit Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, reporting requirements and other customary requirements, including a minimum balance sheet leverage ratio, for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2014

Note 8. Long Term Liabilities  – (continued)

The expenses associated with opening and expanding the Credit Facility are being amortized over the term of the Credit Facility in accordance with ASC 470 Debt. As of March 31, 2014, of the total $728,911 incurred, $507,550 remains to be amortized and is reflected as Deferred Credit Facility Fees on the Consolidated Statement of Assets and Liabilities.

At March 31, 2014 and June 30, 2013, the Company had outstanding borrowings of $0 and $25,584,147 under the Credit Facility, respectively, which amounts are included in the Consolidated Statements of Assets and Liabilities.

Distribution Notes

On August 31, 2010, the Company entered into multiple senior unsecured notes (the “Distribution Notes”). The Distribution Notes consisted of $3,404,583 in senior unsecured notes, which bore interest at a fixed rate of 8% per annum, payable quarterly in cash, and were scheduled to mature on February 28, 2014. The Distribution Notes were paid off at par plus accrued interest on July 3, 2013. At March 31, 2014 and June 30, 2013, the Company had a balance of $0 and $3,404,583 on the Distribution Notes, which is included in the Consolidated Statements of Assets and Liabilities.

Notes Payable

On June 28, 2013, the Company issued $21,145,525 in aggregate principal amount of 8.25% Notes due June 30, 2020, the “Notes”, (including a partial exercise of the underwriters’ overallotment option in July 2013) for net proceeds of $20,038,250 after deducting underwriting commissions of approximately $860,822 and offering expenses of $246,453. The offering expenses and underwriting commissions are being amortized over the term of the notes in accordance with ASC 470 Debt. As of March 31, 2014, of the total $1,107,275 incurred, $987,344 remains to be amortized and is reflected as Deferred Debt Issuance Costs on the Consolidated Statement of Assets and Liabilities.

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

The Indenture contains certain covenants, including covenants requiring compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. The Company may repurchase the Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Notes repurchased by the Company may, at the Company’s option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the Indenture. As of March 31, 2014, the Company had not repurchased any of the Notes in the open market.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2014

Note 8. Long Term Liabilities  – (continued)

At March 31, 2014 and June 30, 2013, the Company had a balance of $21,145,525 on the Notes, which is included in the Consolidated Statements of Assets and Liabilities.

Note 9. Fair Value Measurements

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with Accounting Standards Codification (“ASC”) Topic 820 Fair Value Measurements and Disclosures (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of March 31, 2014 and June 30, 2013, respectively:

As of March 31, 2014 (unaudited)

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$—	$77,333,327	$77,333,327
Investments in private companies, at fair value	—	—	5,870,523	5,870,523
Investments in securities, at fair value	—	—	6,919,302	6,919,302
U.S. Treasury securities, at fair value(1)	10,000,049	—	—	10,000,049
	$10,000,049	$—	$90,123,152	$100,123,201

As of June 30, 2013 (audited)

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$—	$81,195,958	$81,195,958
Investments in private companies, at fair value	—	—	6,784,435	6,784,435
Investments in securities, at fair value	—	—	194,108	194,108
	$—	$—	$88,174,501	$88,174,501

(1)	U.S. Treasury Securities were purchased and temporarily held in connection with compliance with RIC diversification requirements under Subchapter M of the Code.

During the nine months ended March 31, 2014 and for the year ended June 30, 2013, there were no transfers in or out of levels.

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2014

Note 9. Fair Value Measurements  – (continued)

Changes in Level 3 assets measured at fair value for the nine months ended March 31, 2014 and for the year ended June 30, 2013 are as follows:

	Nine months ended March 31, 2014 (unaudited)
	Beginning Balance July 1, 2013	Amortization and Accretion of Fixed Income Premiums and Discounts	Realized & Unrealized Gains (Losses)	Purchases	Sales And Settlements	Ending Balance March 31, 2014	Change in Unrealized Gains (Losses) for Investments still held at March 31, 2014
Assets
Senior and Subordinated Loans, at fair value	$81,195,958	$333,075	$(9,808,572)	$74,742,853	$(69,129,987)	$77,333,327	$(8,655,546)
Investments in private companies, at fair value	6,784,435	—	(954,196)	40,284	—	5,870,523	(954,195)
Investments in securities, at fair value	194,108	—	6,117,845	607,349	—	6,919,302	6,117,845
	$88,174,501	$333,075	$(4,644,923)	$75,390,486	$(69,129,987)	$90,123,152	$(3,491,896)

	Year ended June 30, 2013 (audited)
	Beginning Balance July 1, 2012	Amortization and Accretion of Fixed Income Premiums and Discounts	Realized & Unrealized Gains (Losses)	Purchases	Sales And Settlements	Ending Balance June 30, 2013	Change in Unrealized Gains (Losses) for Investments still held at June 30, 2013
Assets
Senior and Subordinated Loans, at fair value	$70,970,152	$358,947	$(2,974,512)	$70,949,232	$(58,107,861)	$81,195,958	$(443,443)
Investments in private companies, at fair value	1,376,737	—	1,557,697	3,850,001	—	6,784,435	1,557,697
Investments in securities, at fair value	—	—	(151,948)	346,056	—	194,108	(151,947)
	$72,346,889	$358,947	$(1,568,763)	$75,145,289	$(58,107,861)	$88,174,501	$962,307

Realized and unrealized gains and losses are included in net realized gain (loss) on investments and net change in unrealized gain (loss) on investments in the Consolidated Statement of Operations. The change in unrealized losses for Level 3 investments still held at March 31, 2014 of $3,491,896 is included in net change in net unrealized gain (loss) on investments in the Consolidated Statement of Operations for the nine months ended March 31, 2014.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2014

Note 9. Fair Value Measurements  – (continued)

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2014:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)
Secured debt	$46,088,614	Discounted cash flows (income approach)	Discount Rate	3.40% – 50.00% (14.28)%
Equity	5,368,289	Market comparable companies (market approach)	EBITDA multiple	2.00 – 7.00 (5.18)
Warrant	6,868,077	Option Pricing Model	Volatility	60% – 100%
			Discount Rate	40% – 60%
Debt or Equity subject to liquidation	8,913,410	Liquidation Value	Asset Value	N/A
Secured Debt	22,884,762	Precedent Transactions	Cost Basis	N/A
Total investments	$90,123,152

(1)	The average values were determined using the weighted average of the fair value of the investments in each investment category.

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

The primary unobservable inputs used in the fair value measurement of the Company’s warrant investments, when using an option pricing mode, are the discount rate and volatility. Significant increases (decreases) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the volatility in isolation would result in a significantly higher (lower) fair value measurement. Changes in one or more factors can have a similar directional change on other factors in determining the appropriate discount rate or volatility to use in the valuation of a warrant using an option pricing model.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2014

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

Volume of Derivative Activities

At March 31, 2014, the notional amounts and number of warrants, categorized by primary underlying risk, are as follows:

	Long Exposure		Short Exposure
	Notional Amounts	Number of Warrants	Notional Amounts	Number of Warrants
Primary Underlying Risk
Equity Price Warrants(a),(b)	$18,551,225	184,683	$1,528,631	1

(a)	Notional amounts presented for warrants are based on the fair value of the underlying shares as if the warrants were exercised at March 31, 2014.
(b)	The written warrant is on 360 of the Company’s 720 limited liability company interests in New Media West, LLC and has a strike price of $3,125,000, which increases over time to $3,500,000. This warrant expires on December 18, 2019.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2014

Note 11. Subsequent Events

Dividend

On May 2, 2014, the Board of Directors declared monthly dividends of $0.067, $0.067 and $0.067 per share payable on August 15, 2014 for holders of record at July 31, 2014, September 15, 2014 for holders of record at August 29, 2014 and October 15, 2014 for holders of record at September 30, 2014.

Recent Portfolio Activity

On April 30, 2014, the Company closed on approximately $4.5 million of a $150.0 million secured second lien term loan to RCS Capital Corporation, a financial services company. The secured second lien term loan is guaranteed by all existing and subsequent direct and indirect domestic subsidiaries of RCS Capital Corporation, and bears interest at LIBOR plus 9.50% with a minimum LIBOR of 1.00% per annum and has a final maturity of April 29, 2021.

Share Repurchase Program

On April 7, 2014, the Board of Directors authorized a share repurchase program which provides for the purchase of up to 1 million shares of outstanding common stock, to be implemented at the discretion of our management team. Under the repurchase program, we may, but are not obligated to, repurchase our outstanding common stock in the open market from time to time. The timing and number of shares to be repurchased in the open market will depend on a number of factors, including market conditions and alternative investment opportunities. In addition, any repurchases will be conducted in accordance with the 1940 Act.

Note 12. Selected Quarterly Financial Data (Unaudited)

	Total Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
September 30, 2010	$867,582	$0.42	$306,783	$0.15	$(99,791)	$(0.05)	$206,992	$0.10
December 31, 2010	2,678,197	0.43	1,495,125	0.24	(137,707)	(0.02)	1,357,418	0.22
March 31, 2011	2,305,423	0.37	1,361,635	0.22	(799,361)	(0.13)	562,274	0.09
June 30, 2011	2,108,426	0.34	1,170,836	0.19	(415,206)	(0.07)	755,630	0.12
September 30, 2011	2,558,243	0.41	1,544,342	0.25	54,991	0.01	1,599,333	0.26
December 31, 2011	2,398,665	0.39	1,098,640	0.18	(846,099)	(0.14)	252,541	0.04
March 31, 2012	2,388,960	0.38	1,118,574	0.18	405,240	0.07	1,523,814	0.25
June 30, 2012	2,481,143	0.40	1,071,947	0.17	(1,769,463)	(0.28)	(697,516)	(0.11)
September 30, 2012	2,773,303	0.45	1,238,245	0.20	(343,354)	(0.06)	894,891	0.14
December 31, 2012	3,099,599	0.46	1,465,650	0.22	(1,893,852)	(0.28)	(428,202)	(0.06)
March 31, 2013	2,843,041	0.38	1,312,164	0.18	168,654	0.02	1,480,818	0.20
June 30, 2013	3,330,080	0.44	1,364,522	0.18	489,114	0.06	1,853,636	0.24
September 30, 2013	3,218,186	0.43	1,244,227	0.16	(3,501,376)	(0.46)	(2,257,149)	(0.30)
December 31, 2013	3,996,903	0.53	1,899,588	0.25	(3,119,528)	(0.41)	(1,219,940)	(0.16)
March 31, 2014	3,191,624	0.34	1,406,379	0.15	1,975,143	0.21	3,381,522	0.36

(1)	Per share amounts are calculated using weighted average shares outstanding during the period.

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

We invest primarily in senior secured loans and, to a lesser extent, second lien loans, mezzanine loans and equity securities issued by smaller and lower middle-market companies that operate in a diverse range of industries. In our lending activities, we focus primarily on portfolio companies with both (i) tangible and intangible assets available as collateral and security against our loan to help mitigate our risk of loss, and (ii) cash flow to cover debt service. We believe this provides us with a more attractive risk adjusted return profile, with greater principal protection and likelihood of repayment.

Our investments generally range in size from $3 million to $10 million; however, we may make larger or smaller investments from time to time on an opportunistic basis. We focus primarily on senior secured loans and “stretch” senior secured loans, also referred to as “unitranche” loans, which combine characteristics of traditional first-lien senior secured loans and second-lien or subordinated loans. We believe that having a first lien, senior secured position provides us with greater control and security in the primary collateral of a borrower and helps to mitigate risk against loss of principal should a borrower default. Our stretch senior secured loans typically possess a greater advance rate against the borrower’s assets and cash flow, and accordingly carry a higher interest rate and/or greater equity participation, than traditional senior secured loans. This stretch senior secured loan instrument can provide borrowers with a more efficient and desirable solution than a senior bank line combined with a separate second lien or mezzanine loan obtained from another source. We also may invest in mezzanine, subordinated or unsecured loans. In addition, we may acquire equity or equity related interests from a borrower along with our debt investment. We attempt to protect against risk of loss on our debt investments by investing in borrowers with cash flows to cover debt service, while frequently securing our loans against tangible or intangible assets of our borrowers, which may include accounts receivable and contracts for services, and obtaining a favorable loan-to-value ratio, and in many cases, securing other financial protections or credit enhancements, such as personal guarantees from the principals of our borrowers, make well agreements and other forms of collateral, rather than lending predominantly against anticipated cash flows of our borrowers. We believe this allows us more options and greater likelihood of repayment from refinancing, asset sales of our borrowers and/or amortization.

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

Fair Value

The Company’s assets measured at fair value on a recurring basis subject to the requirements of ASC Topic 820 at March 31, 2014 and June 30, 2013, were as follows:

As of March 31, 2014 (Unaudited)

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$—	$77,333,327	$77,333,327
Investments in private companies, at fair value	—	—	5,870,523	5,870,523
Investments in securities, at fair value	—	—	6,919,302	6,919,302
US Treasury Securities, at fair value(1)	10,000,049	—	—	10,000,049
	$10,000,049	$—	$90,123,152	$100,123,201

As of June 30, 2013 (Audited)

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$—	$81,195,958	$81,195,958
Investments in private companies, at fair value	—	—	6,784,435	6,784,435
Investments in other securities, at fair value	—	—	194,108	194,108
	$—	$—	$88,174,501	$88,174,501

(1)	U.S. Treasury Securities were purchased and temporarily held in connection with compliance with RIC diversification requirements under Subchapter M of the Code.

During the nine months ended March 31, 2014 and the year ended June 30, 2013, there were no transfers in or out of levels.

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

Time Period	Acquisitions(1) (dollars in millions)	Dispositions(2) (dollars in millions)		Weighted Average Interest Rate of Portfolio at End of Period(3)
Legacy Portfolio Acquisition (August 31, 2010)	$72.3	$	N/A	12.10%
August 31, 2010 through September 30, 2010	0.4		1.4	12.16%
October 1, 2010 through December 31, 2010	3.7		10.1	12.09%
January 1, 2011 through March 31, 2011	4.0		19.9	12.39%
April 1, 2011 through June 30, 2011	9.6		1.2	12.68%
Fiscal 2011	90.0		32.6
July 1, 2011 through September 30, 2011	27.7		15.9	12.89%
October 1, 2011 through December 31, 2011	5.9		9.4	13.04%
January 1, 2012 through March 31, 2012	6.7		5.7	12.98%
April 1, 2012 through June 30, 2012	15.0		7.1	12.93%
Fiscal 2012	55.3		38.1
July 1, 2012 through September 30, 2012	11.4		8.1	12.84%
October 1, 2012 through December 31, 2012	29.1		25.1	12.55%
January 1, 2013 through March 31, 2013	22.4		12.1	12.69%
April 1, 2013 through June 30, 2013	12.2		12.8	12.90%
Fiscal 2013	75.1		58.1
July 1, 2013 through September 30, 2013	20.0		10.1	12.81%
October 1, 2013 through December 31, 2013	22.4		38.1	12.48%
January 1, 2014 through March 31, 2014	33.0		20.9	11.41%
Fiscal 2014	75.4		69.1
Since inception	$297.8		$197.9	N/A

(1)	Includes new deals, additional fundings, refinancings (inclusive of those on revolving credit facilities) and payment in kind “PIK” interest.
(2)	Includes scheduled principal payments, prepayments, sales and repayments (inclusive of those on revolving credit facilities).
(3)	For transactions in the secondary market, the interest rate used for the weighted average interest rate reflects the effective yield on the loan at the purchase price.

Portfolio Activity for the Nine Months ended March 31, 2014

The primary investment activities for the nine months ended March 31, 2014 were fundings and repayments under the revolving credit facilities and the funding of the following loan facilities:

•	On August 1, 2013, the Company funded $4,500,000 of a $9,000,000 senior secured credit facility to Infinite Aegis Group, LLC.
•	On September 4, 2013, the Company funded $1,500,000 of a $5,000,000 senior secured credit facility to Franklin Place Shops — Red, LLC.
•	On September 30, 2013, the Company funded $2,500,000 of a $3,250,000 senior secured credit facility to CPX, Inc.
•	On October 17, 2013, the senior secured credit facility with CSL Operating, LLC, an industrial metal treatings company, was paid off at par value plus accrued interest and fees of $3,655,118.
•	On October 17, 2013, the senior secured credit facility with Coast Plating, Inc., an aerospace parts plating and finishing company, was paid off at par plus accrued interest and fees of $4,740,312.
•	On October 21, 2013, the senior secured credit facility with Employment Plus, Inc., a staffing services company, was paid off at par value plus accrued interest of $5,033,333.
•	On October 30, 2013, the Company purchased $5,000,000 of a $141,700,000 senior secured credit facility to Esselte Holdings, Inc./Esselte AB, a global manufacturer and distributor of office supplies.
•	On October 31, 2013, MDU Communications (USA) Inc., a cable TV/broadband services company entered into an asset purchase agreement to sell substantially all of its assets to a third party. In conjunction with this sale, the senior secured credit facility has been partially prepaid in an amount of $4,634,365. As part of this sales process, on October 22, 2013, the Company reduced the interest rate on the outstanding balance of the loan to 2.00% and realized a partial loss of $492,217 as part of the transaction. Future gains and losses related to the sales process may occur as the borrower finalizes the sales process.
•	On December 11, 2013, we received gross proceeds of $6,028,880 relating to the full repayment of our senior secured credit facility to iMedX, Inc. Of the $6,028,880 in gross proceeds, $978,488 represented early termination fees and success fees upon repayment.
•	On December 26, 2013, the senior secured loan with Franklin Place Shops-Red, LLC, a real estate investment trust, was paid off at par of $1,500,000.
•	On January 15, 2014, the senior secured revolving loan with Global Energy Efficiency Holdings, Inc., an energy efficiency company, was paid off at par value plus accrued interest and fees of $7,664,074. Of the $7,664,074 in gross proceeds, $437,337 represented early termination fees and success fees upon repayment.
•	On January 21, 2014, the Company invested $500,000 in a warrant as part of a $30 million senior secured convertible note purchase agreement with Advanced Cannabis Solutions, Inc. (ACS), a non-residential property manager. The agreement to purchase convertible notes is contingent upon ACS’ satisfaction of certain requirements. The convertible notes bear interest at a fixed rate of 12.00% per annum and have a final maturity of January 21, 2020.
•	On January 31, 2014, the Company purchased $7,500,000 par amount of a $256,336,139 senior secured credit facility to PEAKS Trust 2009-1 for $6,032,538.

•	On March 4, 2014, the Company funded a $7,000,000 senior secured credit facility to Ocean Protection Services.
•	On March 12, 2014, the Company funded $5,000,000 of a $150,000,000 senior secured credit facility to Dynamic Energy Services International, LLC.
•	On March 31, 2014, the Company funded a $6,000,000 senior secured credit facility to GW Power, LLC and Greenwood Fuels IW, LLC.

The following is a reconciliation of the investment portfolio for the nine months ended March 31, 2014, and for the year ended June 30, 2013:

	Nine Months Ended March 31, 2014	Year Ended June 30, 2013
Beginning Investment Portfolio	$88,174,501	$94,846,770
Portfolio Investments Acquired	75,390,486	75,145,289
Treasury Purchases(1)	46,000,509	62,001,462
Amortization and Accretion of Fixed Income Premiums and Discounts	332,615	368,279
Portfolio Investments Repaid	(69,129,987)	(58,107,861)
Sales and Maturities of Treasury Securities(1)	(36,000,000)	(84,500,000)
Net Unrealized Appreciation (Depreciation)	(3,698,474)	2,636,310
Net Realized Losses	(946,449)	(4,215,748)
Ending Investment Portfolio	$100,123,201	$88,174,501

(1)	U.S. Treasury Securities were purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

During the nine months ended March 31, 2014, we recorded net unrealized depreciation of $3,698,474. This consisted of $8,862,125 of net unrealized depreciation on debt investments and $5,163,651 of net unrealized appreciation on equity investments.

Portfolio Classifications

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2014, and June 30, 2013, excluding United States Treasury Bills of approximately $10.0 million and $0.0 million, respectively:

	March 31, 2014 (Unaudited)		June 30, 2013 (Audited)
	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio
Senior Secured Loans	$77.3	85.8%	$78.2	88.7%
Subordinated Secured Loans	—	—	3.0	3.4
Limited Liability Company Interests	5.9	6.5	6.8	7.7
Warrants	6.9	7.7	0.2	0.2
Total	$90.1	100.0%	$88.2	100.0%

At March 31, 2014, the 21 borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 64% (i.e., each $64 of loan value outstanding is secured by $100 of collateral value).

At June 30, 2013, the 19 borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 60% (i.e., each $60 of loan value outstanding is secured by $100 of collateral value).

The following table shows the fair value of our portfolio of investments by industry, as of March 31, 2014, and June 30, 2013, excluding United States Treasury Bills of approximately $10.0 million and $0.0 million, respectively:

	March 31, 2014 (Unaudited)		June 30, 2013 (Audited)
	Investments at Fair Value (in millions)	Percentage of Total Portfolio	Investments at Fair Value (in millions)	Percentage of Total Portfolio
Consumer Finance	$12.9	14.3%	$6.9	7.8%
Cable TV/Broadband Services	9.5	10.5	15.9	18.0
Maritime Security Services	6.9	7.7	—	—
Non-Residential Property Owner	6.9	7.6	—	—
Electric Services	5.9	6.6	—	—
Oil and Gas Field Services	4.9	5.4	—	—
Healthcare Billing and Collections	4.8	5.3	—	—
Munitions	4.6	5.1	6.2	7.0
Food Distributors and Wholesalers	3.9	4.3	4.0	4.6
Energy Efficiency Services	3.7	4.1	11.7	13.2
Building Cleaning and Maintenance Services	3.6	4.0	3.9	4.4
Healthcare Services	3.5	3.9	3.5	3.9
Information and Data Services	3.2	3.6	4.2	4.8
Industrial Molded Products	2.9	3.2	—	—
Geophysical Surveying and Mapping Services	2.4	2.7	1.5	1.7
Radio Broadcasting	2.3	2.6	5.6	6.4
Outdoor Advertising Services	2.2	2.4	2.3	2.6
Asset Recovery Services	2.1	2.4	1.5	1.7
Equipment Rental Services	2.0	2.2	2.2	2.6
Stationery, Tablets, and Related Products	1.9	2.1	—	—
Medical Transcription Services	—	—	5.2	5.9
Staffing Services	—	—	5.0	5.7
Aerospace Parts Plating and Finishing	—	—	4.8	5.5
Industrial Metal Treatings	—	—	3.8	4.2
Total	$90.1	100.0%	$88.2	100.0%

Portfolio Grading

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of March 31, 2014, our portfolio had a weighted average grade of 3.20, based upon the fair value of the debt investments in the portfolio, excluding United States Treasury Bills of approximately $10.0 million. Equity securities are not graded. This was an increase of 0.08 from the weighted average grade of 3.12 at June 30, 2013.

At March 31, 2014, our debt investment portfolio was graded as follows:

	March 31, 2014 (Unaudited)
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$—	—%
2	The portfolio company is performing above expectations and the risk profile is generally favorable.	1,904,388	2.11
3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	61,931,679	68.72
4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable.	9,547,740	10.59
5	The investment is performing well below expectations and is not anticipated to be repaid in full.	3,949,520	4.38
		$77,333,327	85.80%

At June 30, 2013, our debt investment portfolio was graded as follows:

	June 30, 2013 (Audited)
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$—	—%
2	The portfolio company is performing above expectations and the risk profile is generally favorable.	1,412,666	1.60
3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	68,397,783	77.58
4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable.	11,385,509	12.91
5	The investment is performing well below expectations and is not anticipated to be repaid in full.	—	—
		$81,195,958	92.09%

We expect that a portion of our investments will be in grades 4 or 5 from time to time, and, as such, we will be required to work with portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 4 or 5 may fluctuate from period to period.

Results of Operations

Comparison of the three months ended March 31, 2014 and 2013

Total Investment Income

Total investment income includes interest and dividend income on our investments as well as other income, which is comprised entirely of fee income for the three months ended March 31, 2014. Fee income typically consists of administrative fees, prepayment fees, structuring fees and unused line fees.

Total investment income for the three months ended March 31, 2014, was $3,191,624. This amount consisted of $2,492,366 of interest income from portfolio investments (which included $21,526 of PIK interest), $80,293 of dividend income and $618,965 of fee income. Dividend income was solely earned from our equity investment in The Finance Company, LLC.

Total investment income for the three months ended March 31, 2013, was $2,843,041. This amount consisted of $2,440,436 of interest income from portfolio investments (which included no PIK interest), $80,178 of dividend income and $322,427 of fee income. Dividend income was earned solely from our investment in The Finance Company, LLC.

The increase in investment income for the three months ended March 31, 2014 relative to the same time period in 2013 is primarily due to the increase in fee income, which can fluctuate. The increase in fee income for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was a result of success and prepayment fees received from the full repayment of our loan to Global Energy Efficiency Holdings, Inc. Interest income also increased due to a larger investment portfolio.

Expenses

Operating expenses for the three months ended March 31, 2014, were $1,785,245.

Operating expenses for the three months ended March 31, 2013, were $1,530,877.

The increase in our net operating expenses for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 is primarily due to the increase in interest expense of $243,781 from greater borrowings under our Notes (as defined below), to fund portfolio growth and an increase of $23,550 in incentive fees due to greater pre-incentive fee net investment income. These increases were partially offset by declining costs under our Administration Agreement.

Net Investment Income (Loss)

Net investment income for the three months ended March 31, 2014, was $1,406,379. Net investment income per share was $0.15 for the period.

Net investment income for the three months ended March 31, 2013, was $1,312,164. Net investment income per share was $0.18 for the period.

The increase in net investment income for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was primarily a result of success and prepayment fees received as a result of the payoff of Global Energy Efficiency Holdings, Inc. The increase in total investment income was partially offset by interest expense from greater costs associated with outstanding borrowings and greater incentive fees resulting from a higher level of pre-incentive fee net investment income during the period.

The $0.03 decrease in net investment income per share for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013 was a result of having greater shares outstanding during the period, as we issued 2,522,300 shares during the three months ended March 31, 2014.

Realized Gain (Loss) on Investments

Realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs.

During the three months ended March 31, 2014, we recorded a realized gain of $223,414 in connection with a partial prepayment of PEAKS Trust 2009-1. Realized gain per share for the three months ended March 31, 2014 was $0.02.

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

Change in unrealized gain on investments was $1,751,729, or $0.18 per share, for the three months ended March 31, 2014. The change in unrealized appreciation is primarily due to the appreciation of our Advanced Cannabis Solutions, Inc. warrant of $6,368,077. This was partially offset by depreciation of $1,346,557 and $1,621,454 related to our loans to Blackstrap Broadcasting, LLC and to Modular Process Control, LLC,

respectively. The overall change in unrealized gain consisted of $4,337,032 of net unrealized depreciation on debt investments and $6,088,761 of net unrealized appreciation on equity investments.

Change in unrealized gain on investments was $168,654, or $0.02 per share for the three months ended March 31, 2013. The change in unrealized was primarily due to the appreciation of our senior secured loan in ProGrade Ammo Group, LLC. The overall change in unrealized gain consisted of $40,717 of net unrealized appreciation on debt investments and $209,371 of net unrealized appreciation on equity investments, primarily resulting from unrealized appreciation on our holding in the Finance Company, LLC.

Comparison of the nine months ended March 31, 2014 and 2013

Total Investment Income

Total investment income includes interest and dividend income on our investments as well as other income, which is comprised entirely of fee income for the nine months ended March 31, 2014. Fee income typically consists of administrative fees, prepayment fees, structuring fees and unused line fees.

Total investment income for the nine months ended March 31, 2014, was $10,406,713. This amount consisted of $8,275,801 of interest income from portfolio investments (which included $21,526 of PIK interest), $114,704 of dividend income and $2,016,208 of fee income. Dividend income was solely earned from our equity investment in The Finance Company, LLC.

Total investment income for the nine months ended March 31, 2013, was $8,715,943. This amount consisted of $7,593,583 of interest income from portfolio investments (which included no PIK interest), $186,768 of dividend income and $935,592 of fee income.

The increase in interest income for the nine months ended March 31, 2014 relative to the same time period in 2013 is primarily due to a larger average investment portfolio. The dividend income for the nine months ended March 31, 2014 decreased as compared with the dividend income for the nine months ended March 31, 2013, reflecting lower distributions related to the Company’s investment in The Finance Company, LLC. The increase in fee income, which can fluctuate, for the nine months ended March 31, 2014 as compared to the nine months ended March 31, 2013 was primarily a result of success and prepayment fees received as a result of the full repayment of our loans to iMedx, Inc. and Global Energy Efficiency Holdings, Inc.

Expenses

Operating expenses for the nine months ended March 31, 2014, were $5,856,519.

Operating expenses for the nine months ended March 31, 2013, were $4,699,884.

The increase in our net operating expenses for the nine months ended March 31, 2014 as compared to the nine months ended March 31, 2013 is primarily due to the increase in interest expense of $848,178 from greater borrowings under our Notes (as defined below), to fund portfolio growth, an increase in management fees of $114,194 due to a larger average investment portfolio, and an increase in incentive fees of $139,824 due to greater pre-incentive fee net investment income. These increases were partially offset by declining costs incurred under our Administration Agreement.

Net Investment Income (Loss)

Net investment income for the nine months ended March 31, 2014, was $4,550,194. Net investment income per share was $0.56 for the period.

Net investment income for the nine months ended March 31, 2013, was $4,016,059. Net investment income per share was $0.59 for the period.

The increase in net investment income for the nine months ended March 31, 2014 as compared to the nine months ended March 31, 2013 was primarily due to a larger average investment portfolio and success and prepayment fees received as a result of the full repayment of our loans to iMedx, Inc. and Global Energy Efficiency Holdings, Inc. The increase in interest income was partially offset by greater interest expense from greater costs associated with outstanding borrowings and greater management and incentive fees resulting from a larger portfolio and greater pre-incentive fee net investment income during the period.

The $0.03 decrease in net investment income per share for the nine months ended March 31, 2014, as compared to the nine months ended March 31, 2013 was a result of having greater average shares outstanding during the period. Weighted average shares outstanding for the nine months ended March 31, 2014, were 8,177,036 compared to 6,835,258 for the nine months ended March 31, 2013.

Realized Gain (Loss) on Investments

Realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs.

During the nine months ended March 31, 2014, we recorded a realized loss of $947,287 primarily in connection with the continued disposition of our investment in Ygnition Networks, Inc. in an amount of $678,553 and a realized loss on our position in MDU Communications (USA), Inc. of $492,217. This was partially offset by a gain realized on the partial prepayment of PEAKS Trust 2009-1 of $224,321. Realized loss per share for the nine months ended March 31, 2014 was $0.14.

During the nine months ended March 31, 2013, we recorded a realized loss of $4,047,108, primarily from the disposition of our senior secured loan in Ygnition Networks, Inc. and the conversion of our senior secured loan in Equisearch Acquisition, Inc. to a senior secured term loan in TransAmerican Asset Servicing Group, LLC upon the finalization of Equisearch Acquisition, Inc.’s bankruptcy proceedings. Realized loss per share was $0.59 for the period.

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

Change in unrealized loss on investments was $3,698,474, or $0.53 per share, for the nine months ended March 31, 2014. The change in unrealized depreciation is primarily due to the depreciation of $3,361,464 and $1,679,697 of our loans to Blackstrap Broadcasting, LLC and to ProGrade Ammo Group, LLC, respectively, and $3,148,549 of our loans to and warrants in Modular Process Control, LLC. This was partially offset by the $6,368,077 appreciation of our warrant in Advanced Cannabis Solutions, Inc. The overall change in unrealized loss consisted of $8,862,125 of net unrealized depreciation on debt investments and $5,163,651 of net unrealized appreciation on equity investments.

Change in unrealized gain on investments was $1,978,556, or $0.29 per share for the nine months ended March 31, 2013. The change in unrealized depreciation was primarily due to $792,186 of net unrealized appreciation on debt investments, primarily in connection with the disposition of our investment in Ygnition Networks, Inc., and the conversion of our senior secured loan in Equisearch Acquisition, Inc. to a senior secured term loan in TransAmerican Asset Servicing Group, LLC upon the finalization of Equisearch Acquisition, Inc.’s bankruptcy proceedings. Additionally, we recorded $1,186,370 of net unrealized appreciation on equity investments.

Liquidity and Capital Resources

At March 31, 2014, we had investments in debt securities of 21 companies, totaling approximately $77.3 million in fair value, and equity investments in 12 companies, totaling approximately $12.8 million in fair value.

For the nine months ended March 31, 2014, cash provided by operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was approximately $3.4 million, reflecting the purchases and repayments of investments, income resulting from operations, offset by non-cash income related to OID income, changes in working capital and accrued interest receivable. Net cash used in purchases and sales of investments was approximately $6.3 million, reflecting net additional investments in securities of $75.4 million, offset by principal repayments of $69.1 million. Such amounts are not inclusive of our purchases or sales of United States Treasury Bills.

As of March 31, 2014, we had $0 outstanding under our senior secured credit facility (the “Credit Facility”) with Santander Bank, N.A. f/k/a Sovereign Bank, N.A. (“Santander Bank”), as administrative agent, and

$21.1 million outstanding of aggregate principal amount of 8.25% Notes due June 30, 2020 (the “Notes”). On November 6, 2013, the Company increased the size of the Credit Facility from $32.5 million to $45.0 million.

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

Capital Raises

On January 14, 2014, we completed a follow-on public offering of 1,650,000 shares of our common stock at $7.13 per share for gross proceeds of approximately $11.8 million. We also granted the underwriters a 30-day option to purchase up to 242,300 additional shares. On January 27, 2014, the underwriters exercised in full their option to purchase additional shares. The exercise of the over-allotment resulted in our receiving an additional $1.7 million in gross proceeds.

On February 27, 2014, we sold 630,000 shares of our common stock at $7.81 per share in a direct registered offering to certain institutional investors for total gross proceeds of $4.9 million.

Contractual Obligations

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Credit Facility(1)	$—	$—	$—	$—	$—
Notes	21.1	—	—	—	21.1
Total	$21.1	$—	$—	$—	$21.1

(1)	At March 31, 2014, $45.0 million remained unused under the Credit Facility.

In addition to the contractual obligations set forth above, we have certain obligations with respect to the investment advisory and administration services we receive. See “Overview”. We incurred $2,297,329 for investment advisory services and $518,711 for administrative services for the nine months ended March 31, 2014.

As of March 31, 2014, we had approximately $3.0 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.

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

The Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. We may repurchase the Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the Indenture. As of March 31, 2014, we had not repurchased any of the Notes in the open market.

Distribution Notes.  On July 3, 2013, we repaid the $3.4 million of Distribution Notes issued in connection with our initial public offering at par plus accrued interest. As a result, the Distribution Notes are no longer outstanding.

Distributions

In order to qualify as a regulated investment company and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. To the extent our earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a tax return of capital to our stockholders. In this regard, $1,089,055 of our distributions during the year ended June 30, 2013 constituted a return of capital to our stockholders. For tax purposes, the Company expects that dividends for the fiscal year ended June 30, 2014 will be funded primarily from net investment income. However, for the nine months ended March 31, 2014, for financial reporting purposes, the Company had net investment income of approximately $0.56 per share, compared to distributions to stockholders of $0.673 per share during the period. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. The tax character of distributions will be determined at the end of the taxable year. However, if the character of our distributions for the fiscal year ended June 30, 2014 were determined as of March 31, 2014, a portion of the distributions for 2014 would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes. Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that the source of any distribution is our taxable ordinary income or capital gains. The specific tax characteristics of our distributions will be reported to stockholders after the end of the taxable year.

The following table lists the cash distributions, including dividends and returns of capital, if any, per share that we have declared since our formation on April 16, 2010. The table is divided by fiscal year according to record date.

Date Declared	Record Date	Payment Date	Amount
Fiscal 2011:
July 21, 2010	September 30, 2010	October 15, 2010	$0.076	(1)
November 5, 2010	December 31, 2010	January 14, 2011	0.225
February 4, 2011	March 31, 2011	April 15, 2011	0.225
May 6, 2011	June 30, 2011	July 15, 2011	0.225
Total (2011)			$0.751
Fiscal 2012:
June 28, 2011	July 29, 2011	August 15, 2011	$0.075	(2)
June 28, 2011	August 31, 2011	September 15, 2011	0.075
June 28, 2011	September 30, 2011	October 14, 2011	0.075
September 8, 2011	October 31, 2011	November 15, 2011	0.077
September 8, 2011	November 30, 2011	December 15, 2011	0.077
September 8, 2011	December 30, 2011	January 13, 2012	0.077
November 7, 2011	January 31, 2012	February 15, 2012	0.077
November 7, 2011	February 29, 2012	March 15, 2012	0.077
November 7, 2011	March 30, 2012	April 13, 2012	0.077
February 3, 2012	April 30, 2012	May 15, 2012	0.077
February 3, 2012	May 31, 2012	June 15, 2012	0.077
February 3, 2012	June 29, 2012	July 13, 2012	0.077
Total (2012)			$0.918
Fiscal 2013:
May 7, 2012	July 31, 2012	August 15, 2012	$0.077
May 7, 2012	August 31, 2012	September 14, 2012	0.077
May 7, 2012	September 28, 2012	October 15, 2012	0.077
September 10, 2012	October 31, 2012	November 15, 2012	0.077
September 10, 2012	November 30, 2012	December 14, 2012	0.077
September 10, 2012	December 31, 2012	January 15, 2013	0.077
November 5, 2012	January 31, 2013	February 15, 2013	0.077
November 5, 2012	February 28, 2013	March 15, 2013	0.077
November 5, 2012	March 29, 2013	April 15, 2013	0.077
February 5, 2013	April 30, 2013	May 15, 2013	0.077
February 5, 2013	May 31, 2012	June 14, 2013	0.077
February 5, 2013	June 28, 2013	July 15, 2013	0.077
Total (2013)			$0.924

Date Declared	Record Date	Payment Date	Amount
Fiscal 2014:
May 3, 2013	July 31, 2013	August 15, 2013	$0.077
May 3, 2013	August 30, 2013	September 13, 2013	0.077
May 3, 2013	September 30, 2013	October 15, 2013	0.077
September 9, 2013	October 31, 2013	November 15, 2013	0.077
September 9, 2013	November 29, 2013	December 13, 2013	0.077
September 9, 2013	December 31, 2013	January 15, 2014	0.077
November 7, 2013	January 31, 2014	February 15, 2014	0.067
November 7, 2013	February 28, 2014	March 15, 2014	0.067
November 7, 2013	March 31, 2014	April 15, 2014	0.067
February 5, 2014	April 30, 2014	May 15, 2014	0.067
February 5, 2014	May 30, 2014	June 13, 2014	0.067
February 5, 2014	June 30, 2014	July 15, 2014	0.067
Total (2014)			$0.864
Fiscal 2015:
May 2, 2014	July 31, 2014	August 15, 2014	0.067
May 2, 2014	August 29, 2014	September 15, 2014	0.067
May 2, 2014	September 30, 2014	October 15, 2014	0.067
Total (2015 to date)			$0.201

(1)	This quarterly dividend was prorated for the number of days remaining in the third calendar quarter after our initial public offering. Our initial public offering was on August 31, 2010, and the gross amount of the prorated dividend was $0.225.
(2)	From our initial public offering through the fourth fiscal quarter of 2012, we paid quarterly dividends, but in the first fiscal quarter of 2013 we began paying, and we intend to continue paying, monthly dividends to our stockholders. Our monthly dividends, if any, are determined by our Board of Directors on a quarterly basis.

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Investment Advisory Agreement with Full Circle Advisors. John E. Stuart, our Co-Chief Executive Officer and Chairman, and Gregg J. Felton, our Co-Chief Executive Officer and President, are both managing members of, and have financial and controlling interests in, Full Circle Advisors.
•	We have entered into the Administration Agreement with Full Circle Service Company. Pursuant to the terms of the Administration Agreement, Full Circle Service Company provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. Mr. Stuart, our Co-Chief Executive Officer and Chairman, and Mr. Felton, our Co-Chief Executive Officer and President, are managing members of, and have financial and controlling interests in, Full Circle Service Company.
•	We have entered into a license agreement with Full Circle Advisors, pursuant to which Full Circle Advisors has agreed to grant us a non-exclusive, royalty-free license to use the name “Full Circle.”
•	Our former Chief Financial Officer, Treasurer and Secretary, William E. Vastardis, is the President of Vastardis Fund Services LLC (“Vastardis”). Full Circle Service Company has engaged Vastardis to provide certain administrative services to us. For the nine months ended March 31, 2014, Vastardis earned $150,000 for services provided under the Administration Agreement. On September 30, 2013, Michael J. Sell succeeded Mr. Vastardis as our Chief Financial Officer, Treasurer, and Secretary.

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

Recent Developments

Dividend

On May 2, 2014, the Board of Directors declared monthly dividends of 0.067, $0.067 and $0.067 per share payable on August 15, 2014 for holders of record at July 31, 2014, September 15, 2014 for holders of record at August 29, 2014 and October 15, 2014 for holders of record at September 30, 2014.

Share Repurchase Program

On April 7, 2014, the Board of Directors authorized a share repurchase program which provides for the purchase of up to 1 million shares of outstanding common stock to be implemented at the discretion of our management team. Under the repurchase program, we may, but are not obligated to, repurchase our outstanding common stock in the open market from time to time. The timing and number of shares to be repurchased in the open market will depend on a number of factors, including market conditions and alternative investment opportunities. In addition, any repurchases will be conducted in accordance with the 1940 Act.

Recent Portfolio Activity

On April 30, 2014, the Company closed on approximately $4.5 million of a $150.0 million secured second lien term loan to RCS Capital Corporation, a financial services company. The secured second lien term loan is guaranteed by all existing and subsequent direct and indirect domestic subsidiaries of RCS Capital Corporation, and bears interest at LIBOR plus 9.50% with a minimum LIBOR of 1.00% per annum and has a final maturity of April 29, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2014, 6 debt investments in our portfolio were at a fixed rate, and the remaining 23 debt investments were at variable rates, representing approximately $14.1 million and $63.2 million in fair value, respectively. The majority of our floating rate debt instruments are currently at their floor interest rate. The variable rate investments in our portfolio bear interest at a rate that is determined by reference to LIBOR or the U.S. prime rate.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1% increase in the underlying Prime rate or LIBOR, and no other change in our portfolio as of March 31, 2014. We have also assumed outstanding borrowings by the Company of $21.1 million. Under this analysis, net investment income would increase by approximately $0.4 million annually. If we had instead assumed a 1% decrease in the underlying Prime rate or LIBOR, net investment income would decrease by approximately $0.1 million annually. Although management believes that this analysis is indicative of our existing interest rate sensitivity at March 31, 2014, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Item 4. Controls and Procedures

As of March 31, 2014, we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Co-Chief Executive Officers and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the nine months ended March 31, 2014 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of equity securities during the nine months ended March 31, 2014.

Issuer Purchases of Equity Securities

For the quarter ended March 31, 2014, as a part of our dividend reinvestment plan for our common stockholders, we purchased 2,961 shares of our common stock for an average price of approximately $7.77 in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines repurchases of our common stock during the quarter ended March 31, 2014.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2014	1,114	$7.09	—	—
February 2014	929	$7.47	—	—
March 2014	918	$8.89	—	—
Total	2,961	$7.77	—	—

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

FULL CIRCLE CAPITAL CORPORATION
Date: May 8, 2014	/s/ John E. Stuart John E. Stuart, Co-Chief Executive Officer and Chairman of the Board of Directors (Co-Principal Executive Officer)
Date: May 8, 2014	/s/ Gregg J. Felton Gregg J. Felton, Co-Chief Executive Officer and President (Co-Principal Executive Officer)
Date: May 8, 2014	/s/ Michael J. Sell Michael J. Sell, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)