Form 10-K
period 2014-06-30
Full Circle Capital Corp
filed 2014-09-23
CIK 1490013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-00809

Full Circle Capital Corporation

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MARYLAND	27-2411476
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

102 Greenwich Avenue, 2nd Floor Greenwich, CT	06830
(Address of principal executive office)	(Zip Code)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE:

(203) 900-2100

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share 8.25% Notes due 2020	NASDAQ Global Market NASDAQ Global Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑

The aggregate market value of common stock beneficially owned by non-affiliates of the Registrant on December 31, 2013, based on the closing price on that date of $7.04 on the NASDAQ Stock Market, was $50,643,958. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 11,949,034 shares of the Registrant’s common stock outstanding as of September 22, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

i

PART I

Item 1.  Business

Full Circle Capital Corporation (“Full Circle Capital,” the “Company,” or “we”), a Maryland corporation formed in April 2010, is an externally managed non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We are managed by Full Circle Advisors, LLC (“Full Circle Advisors” or our “investment adviser”) and Full Circle Service Company, LLC (“Full Circle Service Company” or our “administrator”) provides the administrative services necessary for us to operate.

We invest primarily in senior secured loans and, to a lesser extent, second lien loans, mezzanine loans and equity securities issued by lower middle-market companies that operate in a diverse range of industries. In our lending activities, we focus primarily on portfolio companies with both (i) tangible and intangible assets available as collateral and security against our loan to help mitigate our risk of loss, and (ii) cash flow to cover debt service. We believe this provides us with a more attractive risk adjusted return profile, with greater principal protection and likelihood of repayment.

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

We generally seek to invest in lower middle-market companies in areas that we believe have been historically under-serviced, especially during and after the 2008/2009 credit crisis. These areas can include industries that are outside the focus of mainstream institutions or investors due to required industry-specific knowledge or are too small to attract interest from larger investment funds or other financial institutions. Because we believe there are fewer banks and specialty finance companies focused on lending to these lower middle-market companies, we believe we can negotiate more favorable terms on our debt investments in these companies than those that would be available for debt investments in comparable larger, more mainstream borrowers. Such favorable terms may include higher debt yields, lower leverage levels, more significant covenant protection and/or greater equity grants than typical of other transactions. We generally seek to avoid competing directly with other capital providers with respect to specific transactions in order to avoid the less favorable terms we believe are typically associated with such competitive bidding processes.

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

The Investment Adviser

We are managed by Full Circle Advisors, whose investment committee members have an average of approximately 19 years of experience financing and investing in lower middle-market companies. Full Circle Advisors is an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Certain members of Full Circle Advisors’ investment committee also presently manage Full Circle Funding, LP, a specialty lender serving lower middle-market companies. The investment committee has to date originated approximately $400 million in loans and investments in 74 distinct borrowers since inception of Full Circle Funding, LP in 2005 and through activities at Full Circle Advisors since August 2010. The existing investment funds managed by Full Circle Funding, LP, which currently consist of the Legacy Funds, have been fully committed and are no longer making investments in new opportunities. The Legacy Funds are expected to be wound down as their remaining investments mature. Full Circle Funding, LP and other affiliates of our investment adviser may manage other funds and accounts in the future.

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

Our investment adviser is controlled and led by John E. Stuart, our Co-Chief Executive Officer and Chairman, and Gregg J. Felton, our Co-Chief Executive Officer and President. Mr. Stuart and Mr. Felton, who serves as Chief Investment Officer of Full Circle Advisors, are assisted by Lawrence Chua and Crandall Deery, who each serve as a Vice President of Full Circle Advisors. We consider Messrs. Stuart, Felton, Chua and Deery to be Full Circle Advisors’ investment committee. Under our investment advisory agreement with Full Circle Advisors, we have agreed to pay Full Circle Advisors an annual base management fee based on our gross assets as well as an incentive fee based on our net investment income and realized gains.

We have also entered into an administration agreement, under which we have agreed to reimburse Full Circle Service Company for our allocable portion of overhead and other expenses incurred by Full Circle Service Company in performing its obligations under the Administration Agreement, including furnishing us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities, as well as providing us with other administrative services. Full Circle Service Company is controlled by Messrs. Stuart and Felton.

Business Strategy

Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We have adopted the following business strategies to achieve our investment objective:

•	Deliver Flexible Financing Solutions. We believe our ability to provide a broad range of flexible debt financing solutions to lower middle-market companies sets us apart from other capital providers. We offer to our portfolio companies debt financing facilities that, combined with our ability to recognize the underlying value and security of diverse types of traditional and non-traditional asset based collateral, we believe allows us to provide flexible facilities to fit the capital requirements of each borrower. We believe that our focus on providing senior secured and stretch senior loans provides a more efficient and less complicated capital structure and source of capital for borrowers. We also believe that it maximizes our control of and exposure to asset-based collateral coverage as security for our loans, thereby greatly reducing our risk of possible losses due to deterioration in a borrower’s performance.
•	Target Lower Middle-Market Companies. We generally provide capital to our portfolio companies for growth capital, acquisition financing and refinancing of existing debt facilities. We believe our target portfolio companies are generally involved in industries or markets that are under-followed or serviced because they are either less visible to mainstream institutions or investors, or are too small or localized for larger financial institutions or larger funds, particularly those that lack the requisite industry-specific knowledge and expertise. We believe there have historically been fewer banks and finance companies focused on lending to these types of lower middle-market companies. As a result, we believe we can negotiate terms on loans to these types of companies that generally possess better risk-adjusted return profiles than terms on loans to larger, more mainstream companies. Such favorable terms may include higher debt yields, lower leverage levels, more significant covenant protection and/or greater equity grants than typical of transactions involving larger companies. We generally seek to avoid competing directly with other capital providers with respect to specific transactions in order to avoid the less favorable terms we believe are typically associated with such competitive bidding processes.
•	Focus on Senior Secured Lending and Structuring of Investments to Minimize Risk of Loss. We seek to structure our loan investments on a favorable loan-to-value (“LTV”) exposure based on underlying collateral or enterprise value with high cash yields, cash origination fees, low leverage levels and strong investment protections. We generally seek to protect against risk of loss on our debt investments by securing most of our loans against a significant level of tangible or intangible assets of our borrowers, obtaining a favorable LTV ratio or other financial protections or credit enhancements, rather than lending predominantly against anticipated cash flows of borrowers. We believe this provides us with more options and a greater likelihood of repayment from both cash flow and/or asset sales.
•	Structure Loans with Superior Security and Asset Protection. Our loan instruments and documentation focus on favorable lender protections with security over the collateral, financial and other covenants and rigorous reporting requirements on behalf of our borrowers. We monitor covenant and other loan compliance on a monthly and quarterly basis and personnel from our investment adviser will have periodic field exams performed at the borrower level. We utilize both term debt and revolving loan structures and, accordingly, often seek to maintain control of our borrowers’ cash receipts from revenues as additional security for our positions. In addition, we may seek credit enhancements, such as personal guarantees from a borrower’s principal owners or “make well” features to provide us with additional equity in the event of underperformance. We may also seek a pledge of stock or other assets from a borrower or its operating subsidiaries.
•	Pursue Attractive Risk Adjusted Returns. As of June 30, 2014, the weighted average annualized yield of the debt investments comprising our portfolio was approximately 11.27%. 1% of the interest income earned during the year ended June 30, 2014 was in the form of payment-in-kind, or “PIK” interest. In the future, a component of our interest may continue to be in the form of PIK interest. PIK interest represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term and recorded as interest income on an accrual basis to the extent such amounts are expected to be collected. For additional information regarding PIK interest and related risks, see “Risk Factors — Risks Relating to Our Business and Structure — We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.” As of June 30, 2014, 22% of our debt portfolio at fair value, excluding United States Treasury Bills, consisted of debt securities and asset-based revolving lines of credit for which issuers were not required to make principal payments until the maturity of such debt securities, which could result in a substantial loss to us if such issuers are unable to refinance or repay their debt at maturity. In addition, a substantial portion of our debt investments have variable interest rates that reset periodically based on benchmarks such as the London-Interbank Offered Rate and the Prime rate. As a result, significant increases in such benchmarks in the future would make it more difficult for these borrowers to service their obligations under the debt investments that we hold. The 36 individual debt investments, from 26 distinct borrowers, included in our portfolio averaged a LTV ratio of approximately 60% as of June 30, 2014 (i.e., each $60 of loan value outstanding is secured by $100 of collateral value). Although it is subject to fluctuation, we believe this LTV ratio, which measures the aggregate amount of our loan positions against the aggregate amount of primary collateral value or enterprise value pledged by our borrowers as security against our loans, reflects the relative strength of the debt investments comprising our portfolio. Finally, our debt investments are designed to have strong protections beyond repayment from cash flow and asset liquidation coverage, including default penalties, information rights, and affirmative, negative and financial covenants, such as lien protection and prohibitions against change of control. We believe this level of collateral protection helps minimize against the risk of loss, even if a loan goes into default.
•	Leveraging the Skill, Experience and Resources of Full Circle Advisors’ Investment Committee. Full Circle Advisors’ investment committee members have an average of approximately 19 years of experience financing and investing in lower middle-market companies. The investment committee members have broad investment and operational backgrounds, with prior experience at specialty finance companies, investment management firms, private equity investment funds, investment banks and other financial services companies. We believe their expertise in analyzing, valuing, structuring, negotiating, closing, monitoring and restructuring transactions should provide us with a competitive advantage by allowing us to consider customized financing solutions and non-traditional and complex structures. We believe this experience should also be valuable when we have to work with stressed and distressed credits.
•	Balanced Investing Across Industries with Expertise. While we seek to maintain a portfolio of investments that is appropriately balanced among various companies, industries, geographic regions and end markets, we focus our investing activities on certain areas that we believe maintain favorable asset coverage positions, including the media, communications, business services, and healthcare industries. We believe that the stable, long term asset values that may be found in many of the industries in which we invest can provide us with significant collateral protection on our loans, in contrast to taking some of the risks of repayment attendant to relying exclusively on a borrower’s current cash flows. Going forward, we intend to seek to maintain a balanced portfolio to mitigate the potential effects of negative economic events for particular companies, regions and industries.
•	Capitalize on Strong Transaction Sourcing Network. Our investment adviser’s investment committee seeks to leverage their extensive network of referral sources for investments in lower middle-market companies. We believe through their prior investment experience, the investment committee members have collectively developed a reputation in our target market and in the industries in which we invest as a responsive, efficient and reliable source of flexible financing.
•	Employ Disciplined Underwriting Policies and Rigorous Portfolio Management. We directly originate many of our investments, which, in our experience, generally allows us to pursue a more rigorous due diligence examination of the investments than if we invest as part of a lending syndicate led by others. Our investment adviser’s investment committee has developed an extensive underwriting due diligence process which includes a review of the prospects, competitive position, financial performance and industry dynamics of each potential portfolio company. In underwriting a potential borrower, we engage in a variety of quantitative and qualitative stress tests, and analyze our ability to successfully liquidate a favorable collateral package underlying a loan in the event of default. These processes continue during the portfolio monitoring process, when our investment adviser will, depending on the borrower, analyze monthly and/or quarterly financial statements versus the previous periods and year, review financial projections, conduct field examinations, meet with management, attend board meetings, review all compliance certificates and covenants and regularly assess the financial and business conditions and prospects of borrowers.

Market Opportunity

We believe that the current credit environment provides favorable opportunities to achieve attractive risk-adjusted returns on the types of asset-based senior secured loans we target. In particular, we believe that demand for financing from smaller to lower middle-market companies is largely outpacing the availability of lenders that have traditionally served this market. While this has traditionally been an underserved market, we believe the supply-demand imbalance of loans to smaller borrowers was exacerbated by the credit crisis in 2008/2009, and has not fully recovered. We believe that bank consolidations and regulations, the failure of a number of alternative lending vehicles due to poor underwriting practices and an overall tightening of underwriting standards has significantly reduced the number and activity level of potential lenders.

Thus we believe that the current credit markets combined with certain long term trends associated with lending to lower middle-market companies provide an attractive market environment for our strategy.

•	Competitive Edge and Skill Set. Our core strength of providing efficient and flexible lending solutions to lower middle-market companies requires a market approach and skill set that we believe is generally not found in larger or more localized regional lenders. We believe that many of the companies we target operate in industries that are less visible or too specialized for larger mainstream institutions or investors, or alternatively, require too little funding or are too localized for larger financial institutions to consider, particularly in cases where those institutions lack the requisite industry-specific knowledge and expertise. From 1992 through 2012, loan composition for banks sized greater than $1 billion in assets showed a decline of commercial and industrial loans from 30% of net loans to 22% of net loans, while real estate lending grew from 39% to 50%. Accordingly, we believe that many potential competitive bank lenders lack the personnel or lending experience required to address the very strong market demand for commercial and industrial lending.

Larger domestic banks noted stronger borrower demand for debt capital in the fourth quarter of 2013. In a 2014 senior loan officer survey, it was reported that a modest fraction of domestic banks reported having eased their standards across major loan categories during the fourth quarter; however, bankers’ easing of standards continues to be more pronounced among their larger clients than it is with smaller ones. While 14% of respondents said they were easing terms on the maximum size of credit lines to large and middle-market firms (annual sales of $50 million or more), only 6% of respondents said that they were doing the same for small firms (defined as those with annual sales of less than $50 million) and 93% of respondents reported no change in terms offered to small firms. Regarding the maximum size of credit lines, 19% of respondents reported easing terms to large and middle-market borrowers, while only 11% of respondents reported doing the same for small firms and the remaining respondents reported no change. Finally, regarding premiums charged on riskier loans, 14% of survey respondents reported having eased standards for larger firms, while 9% reported doing the same for small firms.

Reports also state that domestic banks indicated that demand for business loans had strengthened, and they continued to report a rise in the number of inquiries from potential business borrowers, of all sizes, regarding new or increased credit lines. At the same time, U.S. branches and agencies of foreign banks, which mainly lend to businesses, reported little change in their lending standards, while demand for their loans was reportedly stronger on net. Additionally, reports state that a majority of domestic banks have recently reported strong demand for commercial and industrial loans due to increases in customers’ funding needs related to inventories, accounts receivable, investment in plans or equipment and mergers and acquisitions. We believe these bank lending market conditions will continue to exacerbate existing funding gaps for firms comprising our target market. Additionally, we believe our strengths include the ability to originate, underwrite and manage a more labor intensive portfolio consisting of debt investments in smaller companies, and to perform due diligence and manage portfolio activities on an ongoing basis.

•	Strong Demand For Capital Coupled with Fewer Providers. We believe there has long been a combination of demand for capital and an underserved market for capital addressing lower middle-market borrowers. Further, we believe the supply-demand imbalance of smaller borrowers to lenders serving that market was exacerbated by the credit crisis in 2008/2009, and has not fully recovered. We believe there is robust demand for continued growth capital as well as demand from very significant refinancing requirements of many borrowers as debt facilities come due, given the lack of willing and qualified capital providers. We believe these market conditions have been further exacerbated in the current environment due to:
º	larger lenders exiting this market to focus on larger investment opportunities which are more appropriate for their operating cost structures;

º	the elimination of many specialized lenders from the market due to lack of capital as a result of, for instance, the contraction of the securitization market or their own poor performance; and
º	the need for certain capital providers to reduce lending activities due to their reduced access to capital and the overall deleveraging of the financial market.

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

Investments

We engage in various investment strategies in order to achieve our overall lending and investment objectives. The strategy we select depends upon, among other things, market opportunities, the skills and experience of our investment adviser’s investment committee and our overall portfolio composition. Our strategies generally seek to provide current cash yields and favorable loan-to-value ratios, or other financial guarantees or credit enhancements with respect to loan collateral. Many of our debt investments offer the opportunity to participate in a borrower’s equity performance through warrants, equity related success fees, direct equity ownership or otherwise, and many notes that we own require the borrower to pay an early termination fee. Collectively, these attributes have been, and are expected to be, an important contributor to the returns generated by our investment adviser’s investment committee.

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

Debt Investments

Full Circle Advisors’ investment committee tailors the terms of each debt investment to the facts and circumstances of the transaction and prospective portfolio company, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. As of June 30, 2014, our debt investments were secured by first, and in some cases second, priority liens on the assets of the portfolio company. Our primary source of return is the monthly cash interest we collect on our debt investments.

•	First Lien Loans. Our first lien loans generally have terms of two to five years and generally provide a variable interest rate, subject to a floor to protect against return compression in a falling interest rate environment. These loans generally do not have interest rate ceilings. Such facilities contain prepayment penalties and are secured by a first priority security interest in all existing and future assets of the borrower. Our first lien loans may take many forms, including revolving lines of credit, term loans, multi-draw term loans and other lines of credit. We may seek to employ a lockbox to collect payment receipts, as we believe it protects us against payment delinquencies and provides increased security and protection in the event of a default or underperformance. A focus within our first lien loans is senior secured “stretch” loans which, along with most of the attributes of our first lien loans, include a greater advance rate against the borrower and accordingly carry a higher interest rate or greater equity participation.
•	Second Lien Loans. Our second lien loans generally have terms of five to seven years, provide for a fixed or floating interest rate, contain prepayment penalties and are secured by a second priority security interest in all existing and future assets of the borrower. Our second lien loans may to a lesser extent include payment-in-kind, or PIK, interest for a portion of the interest, which represents contractual interest accrued and added to the principal that generally becomes due at maturity.
•	Unsecured Loans. Although our portfolio does not currently have any investments in unsecured loans, we may make such investments in the future. We would expect any unsecured investments generally to have terms of five to seven years and typically provide for a fixed interest rate. We may make unsecured investments on a stand-alone basis, or in conjunction with a senior secured loan, a junior secured loan or a “one-stop” financing. Our potential unsecured investments may include payment-in-kind, or PIK, interest, which represents contractual interest accrued and added to the principal that generally becomes due at maturity, and an equity component, such as warrants to purchase common stock in the portfolio company.

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

Equity Investments

When we make a debt investment, we may be granted equity participation in the form of warrants to purchase common equity in the company in the same class of security that the owners or equity sponsors receive upon funding. In addition, we may make equity investments or structure a profit sharing arrangement in conjunction with a loan transaction with a borrower. Full Circle Advisors’ investment committee generally seeks to structure our equity investments, such as direct equity co-investments, to provide us with minority rights provisions and event-driven put rights. They also seek to obtain limited registration rights in connection with these investments, which may include “piggyback” registration rights.

Senior Secured Lending Focus

In most cases, our investment adviser’s investment committee attempts to protect against risk of loss on our debt investments by making senior loans secured by the assets of our borrowers, and obtaining favorable loan-to-value ratios or other financial protections or credit enhancements, rather than lending exclusively against cash flows. Loans may be backed by a variety of types of tangible and intangible assets, including, but not limited to, lease obligations, royalty interests, commercial account receivables, contractual revenue and payment rights (including contacts providing for recurring monthly revenue streams), settlements, franchise rights, licenses, permits, mortgages, easements and other real property interests, and other tangible personal property, and intangible property such as intellectual property and patents. Our debt investments typically have a first, and in some cases a second, priority senior security interest in the operative assets of the borrower and collateral assignment of rights and contracts, though we also may make mezzanine and equity investments where we believe the risk and reward, and level of security, warrants such an investment. As a lender, we seek to provide working capital lines to borrowers secured by accounts receivable, inventory, machinery and equipment, real estate and in some cases, intellectual property or brand values. These facilities will typically be comprised of a borrowing base formula and include revolving loans and term loans as part of their structures.

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

As of June 30, 2014, approximately 30% of our portfolio consists of loans to and investments in companies involved in the broader business services industry (such as companies that provide services related to data and information, information retrieval and asset recovery, and energy efficiency services). Such percentage is not inclusive of our holdings of United States Treasury Bills. These companies typically provide a range of services to customers and such services are generally characterized by their non-discretionary spending nature, contracts of varying length which provide recurring monthly revenues and contracts or services that can be sold or assigned to another provider upon liquidation or sale of a business.

As of June 30, 2014, approximately 12% and 9% of our portfolio consists of loans to and investments in companies involved in the communications industry and media industry, respectively. Such percentages are not inclusive of our holdings of United States Treasury Bills. Our investment adviser’s investment committee has extensive experience in the media and communication sectors. We believe that these sectors present significant investment opportunities that possess attractive loan attributes. These include, but are not limited to, long-term tangible and intangible assets, the ability to perfect our security interest in the collateral, relatively stable revenue and cash flow profile, the ability to foreclose on and transport the underlying collateral should we need to take control of it, and a broad market of participants to purchase or operate the business and assets in the event of foreclosure.

Our media and communications investments generally are secured by long-term tangible or intangible assets which include, but are not limited to, regulatory licenses, franchises or leasehold values, associated contractual revenue and cash flow streams and intellectual property, including copyrights and patents. Within these parameters, we focus on lower middle-market media and communications investments.

As of June 30, 2014, approximately 10% of our portfolio consists of loans to and investments in companies involved in the healthcare industry. Such percentage is not inclusive of our holdings of United States Treasury Bills. We believe that this sector can present significant investment opportunities that possess attractive loan attributes. These include, but are not limited to, high barriers to entry, the ability to perfect our security interest in the collateral and attractive risk exposure when viewed on a debt to EBITDA basis.

As of June 30, 2014, approximately 19% of our portfolio consists of loans to companies involved in the financial services industry. Such percentage is not inclusive of our holdings of United States Treasury Bills. Our investments in the financial services industry are spread across multiple sub-sectors of the industry including consumer installment lending, multi-platform investment services and student loan funding.

Investment Selection

Our investment adviser’s investment committee is responsible for all aspects of our investment process. The current members of the investment committee are John Stuart, our Co-Chief Executive Officer and

Chairman, Gregg Felton, Co-Chief Executive Officer and President, and Lawrence Chua and Crandall Deery, who each serve as a Vice President of Full Circle Advisors. While the investment strategy involves a team approach, whereby potential transactions are screened by various members of the investment committee, Messrs. Stuart and Felton must approve of all investments in order for them to proceed. The stages of our investment selection process are as follows:

Deal Generation/Origination

Deal generation and origination is maximized through long-standing and extensive relationships with industry contacts, brokers, commercial and investment bankers, entrepreneurs, services providers such as lawyers and accountants, as well as current and former clients, portfolio companies and investors. Our investment adviser’s investment committee supplements these lead generators by also utilizing broader marketing efforts, such as attendance at prospective borrower industry conventions, an active calling effort to smaller private equity firms and sponsors, and through web presence and search tool optimizations. They also focus their deal generation and origination efforts on lower middle-market companies. Our investment adviser’s investment committee has developed a reputation as a knowledgeable and reliable source of capital, providing value-added industry advice and financing assistance to borrowers’ businesses.

Screening

In screening potential investments, our investment adviser’s investment committee utilizes the same value-oriented investment philosophy they have employed historically with analytics and resources focused on managing downside exposure.

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

Due Diligence.  Our investment adviser conducts diligence on prospective portfolio companies consistent with the approach its investment committee has historically adopted. We believe that the investment committee has a reputation for conducting extensive due diligence investigations in their investment activities. In conducting due diligence, our investment adviser uses publicly available information as well as information from its relationships with former and current management teams, consultants, competitors and investment bankers.

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

Upon the completion of due diligence and a decision to proceed with an investment in a company, the investment professionals leading the investment present the investment opportunity to our investment adviser’s investment committee, which then determines whether to pursue the potential investment. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent accountants prior to the closing of the investment, as well as other outside third-party advisers, as appropriate. Any fees and expenses incurred by Full Circle Advisors in connection with due diligence investigations undertaken by third parties are subject to reimbursement by Full Circle Capital, if not otherwise reimbursed by the prospective borrower, which reimbursements are in addition to any management or incentive fees payable under our Investment Advisory Agreement to Full Circle Advisors. While the investment strategy involves a committee approach, Full Circle Capital may not enter into a transaction without the prior approval of Messrs. Stuart and Felton.

Ongoing Relationship with Portfolio Companies

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may also receive fees for these services. Full Circle Service Company provides such managerial assistance on our behalf to portfolio companies that request guidance. With regard to the Control Investments in Texas Westchester Financial, LLC, New Media West, LLC, TransAmerican Asset Servicing Group, LLC, Takoda Resources Inc. and The Finance

Company, LLC, the Company has provided managerial assistance during the year ended June 30, 2014 for which no fees were charged. Our Co-Chief Executive Officer and Chairman, John Stuart, currently serves as a director of The Finance Company, LLC, New Media West, LLC and Takoda Resources Inc. Lawrence Chua, a Vice President of Full Circle Advisors, serves on the board of Takoda Resources Inc. During the year ended June 30, 2014, only Background Images, Inc., Modular Process Control, LLC, and Solex Fine Foods, LLC; Catsmo, LLC had accepted our offer for such services. No fees were charged to Background Images, Inc., Modular Process Control, LLC or Solex Fine Foods, LLC; Catsmo, LLC for such services.

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

Our investment adviser monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. As of June 30, 2014, the weighted average investment rating on the fair market value of our portfolio was 3.07. In connection with our valuation process, our investment adviser reviews these investment ratings on a quarterly basis, and our Board of Directors affirms such ratings. The investment rating of a particular investment should not, however, be deemed to be a guarantee of the investment’s future performance.

Valuation Procedures

We conduct the valuation of our assets, pursuant to which our net asset value is determined, at all times consistent with generally accepted accounting principles in the United States (“GAAP”) and the 1940 Act. Our valuation procedures are set forth in more detail below:

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

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of our investment adviser or Board of Directors, does not represent fair value, which currently represents the majority of the investments in our portfolio, except for our Investments in United States Treasury Bills that we may make from item to time, shall each be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with our senior management; and (iii) independent third-party valuation firms engaged by, or on behalf of, the Board of Directors will conduct independent appraisals and review management’s preliminary valuations or make their own assessment for all material assets; (iv) the Board of Directors will discuss valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the investment adviser and, where appropriate, the respective third-party valuation firms.

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

The following is a representative list of the industries in which we have invested:

• Asset Recovery Services	• Beverages	• Cable TV/Broadband Services
• Consumer Financing	• Equipment Rental Services	• Healthcare Services
• Industrial Metal Treatings	• Information and Data Services	• Information Retrieval Services
• Outdoor Advertising Services	• Radio Broadcasting	• Geophysical Surveying and Mapping Services
• Energy Efficiency Services	• Munitions	• Food Distributors & Wholesalers
• Aerospace Parts Plating and Finishing	• Staffing Services	• Medical Transcription Services
• Stationary, Tablets, and Related Products	• Art Dealers	• Real Estate Management Services
• Financial Services	• Maritime Security Services	• Healthcare Billing and Collections
• Wireless Communications	• Television Programming	• Electric Services
• Oil and Gas Field Services	• Biological Products	• Industrial Molded Products
• Non-Residential Property Owner	• Outdoor Advertising Services	• Building Cleaning and Maintenance Services

At June 30, 2014, our portfolio was invested approximately 88.3% in senior secured loans, 6.2% in subordinated secured loans and the remaining 5.5% in limited liability companies and equity warrants.

TEN LARGEST PORTFOLIO INVESTMENTS AS OF JUNE 30, 2014

Our ten largest portfolio company investments at June 30, 2014, based on the combined fair value of the debt and equity securities we hold in each portfolio company, were as follows:

		At June 30, 2014
Portfolio Company	Industry	Cost	Fair Value	% of Net Asset Value
PEAKS Trust 2009-1	Consumer Financing	$8,560,025	$8,803,741	12.06%
Butler Burgher Group, LLC	Real Estate Management Services	8,671,256	8,671,256	11.88
PR Wireless, Inc.	Wireless Communications	8,330,000	8,330,000	11.41
Pristine Environments, Inc.	Building Cleaning and Maintenance Services	7,595,231	7,934,592	10.87
RCS Capital Corp	Financial Services	7,628,939	7,743,750	10.61
The Finance Company, LLC	Consumer Financing	5,257,637	7,214,905	9.89
SiTV, LLC	Television Programming	7,050,000	7,175,000	9.83
Ocean Protection Services	Maritime Security Services	6,935,624	7,136,267	9.78
GW Power LLC & Greenwood Fuels WI, LLC	Electric Services	5,947,109	5,947,109	8.15
New Media West, LLC	CableTV/Broadband Services	8,426,711	5,666,679	7.76
Total		$74,402,532	$74,623,299	102.24%

For a description of the factors relevant to the values of the above portfolio investments for the year ended June 30, 2014, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”

Set forth below are descriptions of the ten largest portfolio investments as of June 30, 2014:

PEAKS Trust 2009-1

PEAKS Trust 2009-1 is a statutory trust that holds certain loans made to students of ITT Educational Services, Inc. from 2010 to 2011.

Butler Burgher Group, LLC

Butler Burgher Group, LLC is a national provider of commercial real estate appraisals. Butler Burgher Group, LLC is headquartered in Dallas, Texas and has 21 offices nationwide.

PR Wireless, Inc.

PR Wireless, Inc. operates under the OpenMobile brand name and is a mobile network operator that provides wireless telephony services throughout Puerto Rico.

Pristine Environments, Inc.

Pristine Environments, Inc. provides facilities maintenance services to large commercial and government clients. Pristine Environments, Inc. is headquartered in McLean, VA and has operations nationwide.

RCS Capital Corporation

RCS Capital Corporation (“RCS”), headquartered in New York City, is a national retail financial services firm. Through its subsidiaries, RCS is engaged in the businesses of retail financial advice, wholesale distribution, investment banking and capital markets and investment research.

The Finance Company, LLC

The Finance Company, LLC operates under the “Cashwell” trade name. It provides consumer installment loan programs in South Carolina.

SiTV, LLC

SiTV, LLC, does business as NUVOtv and provides a mixture of original and acquired English language entertainment and lifestyle content targeted at Hispanic Americans. The company maintains headquarters in Los Angeles, CA.

Ocean Protection Services

Ocean Protection Services, Ltd. based in London, United Kingdom, is a leading maritime security services provider to the global shipping industry.

GW Power LLC & Greenwood Fuels WI, LLC

Greenwood Energy produces cost-effective renewable energy for customers seeking a sustainable and environmentally friendly alternative form of generation. Greenwood Energy power generation assets are located throughout the Northeast and Mid-Atlantic.

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

Incentive fee = 100% × “catch-up” + (20% × (pre-incentive fee net investment income – 2.1875%))

Catch-up = 2.1875% – 1.75%

= 0.4375%

Incentive fee = (100% × 0.4375%) + (20% × (2.3625% – 2.1875%))

= 0.4375% + (20% × 0. 175%)

= 0.4375% + 0.035%

= 0.4725%

*	The hypothetical amount of pre-incentive fee net investment income shown is based on a percentage of total net assets.
(1)	Represents 7% annualized hurdle rate.
(2)	Represents 1.75% annualized management fee.
(3)	Excludes organizational and offering expenses.
(4)	The “catch-up” provision is intended to provide the investment adviser with an incentive fee of 20% on all of Full Circle Capital’s pre-incentive fee net investment income as if a hurdle rate did not apply when its net investment income exceeds 2.1875% in any calendar quarter.

Example 2: Capital Gains Portion of Incentive Fee:

Alternative 1:

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)
•	Year 2: Investment A sold for $50 million and fair market value (“FMV”) of Investment B determined to be $32 million
•	Year 3: FMV of Investment B determined to be $25 million
•	Year 4: Investment B sold for $31 million

The capital gains portion of the incentive fee would be:

•	Year 1: None
•	Year 2: $6 million capital gains incentive fee ($30 million realized capital gains on sale of Investment A multiplied by 20%)
•	Year 3: None ($5 million (20% multiplied by ($30 million cumulative capital gains less $5 million cumulative capital depreciation)) less $6 million (previous capital gains fee paid in Year 2))
•	Year 4: $200,000 capital gains incentive fee ($6.2 million ($31 million cumulative realized capital gains multiplied by 20%) less $6 million (capital gains fee taken in Year 2))

Alternative 2:

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)
•	Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million
•	Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million
•	Year 4: FMV of Investment B determined to be $35 million
•	Year 5: Investment B sold for $20 million

The capital gains incentive fee, if any, would be:

•	Year 1: None
•	Year 2: $5 million capital gains incentive fee (20% multiplied by $25 million ($30 million realized capital gains on Investment A less unrealized capital depreciation on Investment B))
•	Year 3: $1.4 million capital gains incentive fee(1) ($6.4 million (20% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $5 million capital gains fee received in Year 2)

•	Year 4: $0.6 million capital gains incentive fee ($7.0 million (20% multiplied by $35 million ($35 million cumulative realized capital gains)) less $6.4 million cumulative capital gains fee paid in Year 2 and Year 3)
•	Year 5: None ($5 million (20% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $7.0 million cumulative capital gains fee paid in Year 2, Year 3, and Year 4)

(1)	As illustrated in Year 3 of Alternative 1 above, if the Company were to be wound up on a date other than December 31 of any year, the Company may have paid aggregate capital gain incentive fees that are more than the amount of such fees that would be payable if the Company had been wound up on December 31 of such year.

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

Our investment adviser had agreed to reimburse us for any operating expenses, excluding interest expenses, investment advisory and management fees, and organizational and offering expenses, in excess of 2% of our net assets for the first twelve months following the completion of the initial public offering, which occurred on August 31, 2010. This agreement was extended through September 30, 2011 and expired on such date.

Our investment adviser has agreed to reimburse us for any operating expenses, excluding interest expenses, investment advisory and management fees, and offering expenses, in excess of 1.5% of our net assets, beginning with our fiscal quarter ending September 30, 2014 through the end of our fiscal year 2015. For our fiscal year 2016 and beyond, our investment adviser had agreed to reimburse us for any operating expenses, excluding interest expenses, investment advisory and management fees, and offering expenses, in excess of 1.75% of our net assets.

Duration and Termination

Our Board of Directors initially approved the Investment Advisory Agreement on July 8, 2010 and most recently re-approved such agreement on June 24, 2014. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year to year if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not parties to such agreement or who are not “interested persons” of any such party, as such term is defined in Section 2(a)(19) of the 1940 Act. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may also be terminated by either party without penalty upon not more than 60 days’ written notice to the other party. See “Risk Factors — Risks Relating to Our Business and Structure — Our investment adviser has the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

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

Organization of our Investment Adviser

Full Circle Advisors is a Delaware limited liability company. The principal executive offices of Full Circle Advisors are located at 102 Greenwich Avenue, 2nd Floor, Greenwich, CT 06830.

Board Approval of the Investment Advisory Agreement

Our Board of Directors determined at a meeting held on June 24, 2014 to re-approve the Investment Advisory Agreement. In its consideration of the re-approval of the Investment Advisory Agreement, the Board of Directors focused on current, historical and projected information it had received relating to, among other things:

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

Administration Agreement

Full Circle Service Company, a Delaware limited liability company, serves as our administrator. The principal executive offices of Full Circle Service Company are located at 102 Greenwich Avenue, 2nd Floor, Greenwich, CT 06830. Pursuant to an Administration Agreement most recently ratified by our Board of Directors on June 24, 2014, Full Circle Service Company furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, Full Circle Service Company also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders. In addition, Full Circle Service Company assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of Full Circle Service Company’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the compensation of our Chief Financial Officer and our allocable portion of the compensation of any administrative support staff employed by the Administrator, directly or indirectly. Under the Administration Agreement, Full Circle Service Company will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

Full Circle Service Company also may provide administrative services to our investment adviser, Full Circle Advisors. As a result, Full Circle Advisors would reimburse Full Circle Service Company for its allocable portion of Full Circle Service Company’s overhead, including rent, the fees and expenses associated with performing compliance functions for Full Circle Advisors, and its allocable portion of the compensation of any administrative support staff. To the extent Full Circle Advisors or any of its affiliates manage other investment vehicles in the future, no portion of any administrative services provided by Full Circle Service Company to such other investment vehicles will be charged to us.

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

Our former Chief Financial Officer, William E. Vastardis, is the Chairman of Conifer Financial Services, LLC (“Conifer”), f/k/a Vastardis Fund Services, LLC. Full Circle Service Company has engaged Conifer to provide certain administrative services to us. In exchange for providing such services, Full Circle Service Company pays Conifer an asset-based fee with a $200,000 annual minimum. This asset-based fee varies depending upon our gross assets as follows:

Gross Assets	Fee
first $150 million of gross assets	20 basis points (0.20%)
next $150 million of gross assets	15 basis points (0.15%)
next $200 million of gross assets	10 basis points (0.10%)
in excess of $500 million of gross assets	5 basis points (0.05%)

Additionally, prior to September 30, 2013, we reimbursed Full Circle Service Company for the fees charged by Conifer for the service of Mr. Vastardis as our Chief Financial Officer, Treasurer and Secretary at an annual rate of up to $250,000. Conifer agreed to cap its first year fees at $200,000 for administrative services to us, and at $100,000 for the service of Mr. Vastardis as our Chief Financial Officer, Treasurer and Secretary. These caps expired on August 31, 2011. As of September 30, 2013, Michael J. Sell is our Chief Financial Officer, Treasurer and Secretary and Mr. Vastardis no longer receives fees for such services.

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

Staffing

We do not currently have any employees. Mr. Stuart, our Co-Chief Executive Officer and Chairman, and Mr. Felton, our Co-Chief Executive Officer and President, currently serve as managing members of our investment adviser, Full Circle Advisors. William E. Vastardis, our former Chief Financial Officer, Treasurer and Secretary, is the Chairman of Conifer Financial Services, LLC, f/k/a Vastardis Fund Services, LLC, and performed his function under the terms of an agreement between Full Circle Service Company and Conifer Financial Services, LLC. Salvatore Faia, our Chief Compliance Officer, is the President of Vigilant Compliance Services and performs his function under the terms of an agreement between Full Circle Service Company and Vigilant Compliance Services.

Our day-to-day investment operations are managed by Full Circle Advisors. Full Circle Advisors’ investment committee currently consists of Messrs. Stuart, Felton, Chua and Deery, its experienced senior investment professionals. Full Circle Advisors may hire additional investment professionals, based upon its needs. See “Business — Investment Advisory Agreement.”

Competition

We compete for investments with other business development companies and investment funds (including private equity funds, mezzanine funds and small business investment companies), as well as traditional financial services companies such as commercial banks and other sources of funding. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities have begun to invest in areas they have not traditionally invested in, including making investments in lower mid-sized companies. As a result of these new entrants, competition for investment opportunities in lower mid-sized companies may intensify. Many of these entities have greater financial and managerial resources than we do. We believe we are able to compete with these entities primarily on the basis of the experience and contacts of our investment adviser, our responsive and efficient investment analysis and decision-making processes, the investment terms we offer, and our willingness to make smaller investments.

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

We are not generally able to sell our common stock at a price below net asset value per share. See “Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a business development company affect our ability to raise additional capital and the way in which we do so. As a business development company, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.” We may, however, sell our common stock at a price below net asset value per share (i) in connection with a rights offering to our existing stockholders, (ii) with the consent of the majority of our common stockholders, or (iii) under such other circumstances as the SEC may permit. For example, we may sell our common stock at a price below the then current net asset value of our common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve our policy and practice of making such sales. In this regard, at our most recent Annual Stockholders Meeting, our common stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of January 17, 2015 or our next Annual Stockholders Meeting. The maximum number of shares issuable below net asset value in each offering is limited to 25% of our then outstanding common stock. Any such offering is subject to approval by our Board of Directors and its determination that the price at which our common stock to be issued and sold is not less than a price which closely approximates the market value of such common stock. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

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
(c)	satisfies any of the following:
i.	does not have any class of securities that is traded on a national securities exchange;
ii.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our Co-Chief Executive Officers and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;
•	pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•	pursuant to Rule 13a-15 of the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting; and
•	pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Proxy Voting Records

You may obtain information about how we voted proxies by making a written request for proxy voting information to: Full Circle Advisors, LLC, 102 Greenwich Avenue, 2nd floor, Greenwich, CT 06830.

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

Failure to Qualify as a Regulated Investment Company

If we were unable to qualify for treatment as a RIC, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions made in taxable years beginning before January 1, 2014 would be taxable to our stockholders as ordinary dividend income that, subject to certain limitations, may be eligible for the 15% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributes would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

Item 1A. Risk Factors

RISK FACTORS

Investing in our securities involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set out below are the principal risks with respect to an investment in our securities, and with respect to business development companies. They may not be the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

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

We compete for investments with other business development companies and investment funds (including private equity funds, mezzanine funds and small business investment companies), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, some competitors have a lower cost of capital and access to funding sources that are not available to us, including from federal government agencies through federal rescue programs such as the U.S. Department of Treasury’s Financial Stability Plan (formerly known as the Troubled Asset Relief Program) or the Small Business Administration. In addition, some of our competitors have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in lower middle-market companies is underserved by traditional commercial banks and other financing sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a business development company. We believe that certain of our competitors will make first and second lien loans with interest rates and returns that are comparable to or lower than the rates and returns that we target. Therefore, we do not seek to compete solely on the interest rates and returns that we offer to potential portfolio companies.

We are dependent upon Full Circle Advisors’ key personnel for our future success.

We depend on the diligence, skill and network of business contacts of Messrs. Stuart and Felton, who serve with Messrs. Chua and Deery as members of the investment committee of Full Circle Advisors. Messrs. Stuart and Felton, together with the other dedicated senior investment professionals available to Full Circle Advisors, evaluate, negotiate, structure, close and monitor our investments. Our future success depends on the continued service of Messrs. Stuart and Felton and the other senior investment professionals available to Full Circle Advisors. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead Messrs. Stuart or Felton or any other such individual to terminate his relationship with us. The loss of Mr. Stuart, Mr. Felton or any of the other senior investment professionals who serve on Full Circle Advisors’ investment committee, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we can offer no assurance that Full Circle Advisors will continue indefinitely as our investment adviser.

The members of Full Circle Advisors’ investment committee are and may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us, and may have conflicts of interest in allocating their time. We expect that Messrs. Stuart and Felton will dedicate a significant portion of their time to the activities of Full Circle Capital; however, they may be engaged in other business activities which could divert their time and attention in the future.

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

Our executive officers and directors, as well as the current and any future members of our investment adviser, Full Circle Advisors, may serve as officers, directors or principals of other entities that operate in the same or a related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which obligations may not be in the best interests of us or our stockholders. In addition, certain members of Full Circle Advisors’ investment committee presently manage Full Circle Funding, LP, a specialty lender serving lower middle-market companies. Although the existing investment funds managed by Full Circle Funding, LP, which currently consist of the Legacy Funds, are no longer making new investments, any affiliated investment vehicle formed in the future and managed by our investment adviser or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, Full Circle Advisors may face conflicts in allocating investment opportunities between us and such other entities. Although Full Circle Advisors will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by our investment adviser or an investment manager affiliated with our investment adviser. In any such case, when Full Circle Advisors identifies an investment, it will be forced to choose which investment fund should make the investment. Full Circle Advisors has implemented an allocation policy to ensure the equitable distribution of such investment opportunities consistent with the requirements of the 1940 Act.

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

There are potential conflicts of interest between us and FC Capital Investment Partners (“FCIP”) which could impact our investment returns.

FCIP is a multiple series private fund for which we will serve as the managing member and investment adviser. Certain of our officers serve or may serve in an investment management capacity to FCIP. As a result, investment professionals may allocate such time and attention as is deemed appropriate and necessary to carry out operations of FCIP. In this respect, they may experience diversions of their attention from us and potential conflicts of interest between their work for us and their work for FCIP in the event that the interests of FCIP run counter to our interests.

FCIP invests in the same or similar asset classes that we target. These investments may be made at the direction of the same individuals acting in their capacity on behalf of us and FCIP. As a result, there may be conflicts in the allocation of investment opportunities between us and FCIP. We may or may not participate in investments made by funds managed by us or one of our affiliates.

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

Our investment adviser may not be able to achieve the same or similar returns as those achieved by Messrs. Stuart and Felton while they were employed at prior positions.

Although in the past Messrs. Stuart and Felton held senior positions at a number of investment firms, their track record and achievements are not necessarily indicative of future results that will be achieved by our investment adviser. We cannot assure you that we will be able to achieve the results realized by prior vehicles managed by Messrs. Stuart or Felton.

Any failure on our part to maintain our status as a business development company would reduce our operating flexibility.

We have elected to be regulated as a business development company under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of business development companies. For example, business development companies are required to invest at least 70% of their gross assets in specified types of securities, primarily in private companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Furthermore, any failure to comply with the requirements imposed on business development companies by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a business development company. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a business development company, we may be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility, and could significantly increase our costs of doing business.

Regulations governing our operation as a business development company affect our ability to raise additional capital and the way in which we do so. As a business development company, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted, as a business development company, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. As of September 22, 2014, we had approximately $33.6 million principal amount of 8.25% Notes due 2020 (the “Notes”) outstanding. As of June 30, 2014, we had approximately $8.4 million outstanding under our $45 million senior secured credit facility (the “Credit Facility”) with Santander Bank, N.A. f/k/a Sovereign Bank. N.A. (“Santander Bank”), subject to borrowing base requirements. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

In addition, the Credit Facility and Notes impose, and any other debt facility into which we may enter would likely impose, financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC under Subchapter M of the Code. For example, the Credit Facility requires us to maintain a minimum balance sheet leverage ratio and subjects us to prepayment fees in certain circumstances.

Illustration.  The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below.

Assumed Return on Our Portfolio(1)(2)
(net of expenses)

	(10.0)%	(5.0)%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	(20.84)%	(12.27)%	(3.69)%	4.89%	13.46%

(1)	Assumes $125.2 million in total portfolio assets, $33.6 million in average debt outstanding, $73.0 million in net assets, and an average cost of funds of 8.01%. Actual interest payments may be different.
(2)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our June 30, 2014 total assets of at least 2.15%.

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

Uncertainty about the financial stability of the United States and of several countries in the European Union (EU) could have a significant adverse effect on our business, results of operations and financial condition.

Due to federal budget deficit concerns, S&P downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, Moody’s and Fitch have warned that they may downgrade the federal government’s credit rating. Further downgrades or warnings by S&P or other rating agencies, and the government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. Risks and ongoing concerns resulting from the debt crisis in Europe could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. Market and economic disruptions have affected, and may continue to affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that the market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not spread, and we cannot assure you that future assistance packages will be available, or if available, sufficient to stabilize the affected countries and markets in Europe or elsewhere. To the extent uncertainty regarding any economic recovery in Europe continues to negatively impact consumer confidence and consumer credit factors, our business and results of operations could be significantly and adversely affected.

On December 18, 2013, the U.S. Federal Reserve announced that it would scale back its bond-buying program, or quantitative easing, which is designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, show signs of improvement. The Federal Reserve signaled it would reduce its purchases of long-term Treasury bonds and would scale back on its purchases of mortgage-backed securities. It is unclear what effect, if any, the incremental reduction in the rate of the Federal Reserve’s monthly purchases will have on the value of our investments. However, it is possible that absent continued quantitative easing by the Federal Reserve, these developments, along with the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

A failure or the perceived risk of a failure to raise the statutory debt limit of the United States could have a material adverse effect on our business, financial condition and results of operations.

As has been widely reported, the United States Treasury Secretary has stated that the federal government may not be able to meet its debt payments in the relatively near future unless the federal debt ceiling is raised. If legislation increasing the debt ceiling is not enacted and the debt ceiling is reached, the federal government may stop or delay making payments on its obligations. A failure by Congress to raise the debt limit would increase the risk of default by the United States on its obligations, as well as the risk of other economic dislocations.

If the U.S. government fails to complete its budget process or to provide for a continuing resolution before the expiration of the current continuing resolution, another federal government shutdown may result. Such a failure or the perceived risk of such a failure, consequently, could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. It could also limit our ability and the ability of our portfolio companies to obtain financing, and it could have a material adverse effect on the valuation of our portfolio companies. Consequently, the continued uncertainty in the general economic environment, including the recent government shutdown and potential debt ceiling implications, as well in specific economies of several individual geographic markets in which our portfolio companies operate, could adversely affect our business, financial condition and results of operations.

Risks Relating to Our Investments

Our investments are very risky and highly speculative, and the lower middle-market companies we target may have difficulty accessing the capital markets to meet their future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

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

In addition, investing in lower middle-market companies involves a number of significant risks, including:

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

Investing in lower middle-market companies involves a high degree of risk and our financial results may be affected adversely if one or more of our significant portfolio investments defaults on its loans or fails to perform as we expect.

Our portfolio consists primarily of debt and equity investments in privately owned lower middle-market companies. Investing in lower middle-market companies involves a number of significant risks. Typically, the debt in which we invest is not initially rated by any rating agency; however, we believe that if such investments were rated, they would be below investment grade. Compared to larger publicly owned companies, these lower middle-market companies may be in a weaker financial position and experience wider variations in their operating results, which may make them more vulnerable to economic downturns and other business disruptions. Typically, these companies need more capital to compete; however, their access to capital is limited and their cost of capital is often higher than that of their competitors. Our portfolio companies face intense competition from larger companies with greater financial, technical and marketing resources and their success typically depends on the managerial talents and efforts of an individual or a small group of persons. Therefore, the loss of any of their key employees could affect a portfolio company’s ability to compete effectively and harm its financial condition. Further, some of these companies conduct business in regulated industries that are susceptible to regulatory changes. These factors could impair the cash flow of our portfolio companies and result in other events, such as bankruptcy. These events could limit a portfolio company’s ability to repay its obligations to us, which may have an adverse effect on the return on, or the recovery of, our investment in these businesses. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the value of the loan’s collateral and the fair market value of the loan.

Most of the loans in which we invest are not structured to fully amortize during their lifetime. Accordingly, if a borrower has not previously pre-paid its loan to us, a significant portion of the principal amount due on such a loan may be due at maturity. As of June 30, 2014, none of the Level 3 debt instruments in our portfolio, on a fair value basis, will fully amortize prior to maturity. In order to create liquidity to pay the final principal payment, borrowers typically must raise additional capital or sell their assets, which could potentially result in the collateral being sold for less than its fair market value. If they are unable to raise sufficient funds to repay us or we have not elected to enter into a new loan agreement providing for an extended maturity, the loan will go into default, which will require Full Circle Capital to foreclose on the borrower’s assets, even if the loan was otherwise performing prior to maturity. This will deprive Full Circle Capital from immediately obtaining full recovery on the loan and prevent or delay the reinvestment of the loan proceeds in other, more profitable investments.

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

We invest primarily in senior secured term debt issued by lower middle-market companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or in some cases senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating-rate debt securities.

Concerns have been publicized that some of the member banks surveyed by the British Bankers’ Association (“BBA”) in connection with the calculation of LIBOR across a range of maturities and currencies may have been under-reporting or otherwise manipulating the inter-bank lending rate applicable to them in order to profit on their derivatives positions or to avoid an appearance of capital insufficiency or adverse reputational or other consequences that may have resulted from reporting inter-bank lending rates higher than those they actually submitted. A number of BBA member banks have entered into settlements with their regulators and law enforcement agencies with respect to alleged manipulation of LIBOR, and investigations by regulators and governmental authorities in various jurisdictions are ongoing.

Actions by the BBA, regulators or law enforcement agencies may result in changes to the manner in which LIBOR is determined. Uncertainty as to the nature of such potential changes may adversely affect the market for LIBOR-based securities, including our portfolio of LIBOR-indexed, floating-rate debt securities. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for LIBOR-based securities or the value of our portfolio of LIBOR-indexed, floating-rate debt securities.

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

Our portfolio may hold a limited number of portfolio companies. For example, the 5 largest investments in our portfolio as of June 30, 2014 represented 33.1% of the portfolio assets of the Company. Such percentage is not inclusive of our holdings of United States Treasury Bills. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments may be concentrated in relatively few companies. As our portfolio is less diversified than the portfolios of some larger funds, we are more susceptible to failure if a single loan fails. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.

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

As of June 30, 2014, our investments in the business services industry (such as companies that provide services related to data and information, information retrieval, asset recovery, and energy efficiency services) represented approximately 30% of the fair value of our portfolio, our investments in the financial services industry represented approximately 19% of the fair value of our portfolio, our investments in the communications industry represented approximately 12% of our portfolio, our investments in the healthcare industry represented approximately 10% of the fair value of our portfolio, and our investments in the media industry represented approximately 9% of the fair value of our portfolio. Such percentages are not inclusive of our holdings of United States Treasury Bills. In addition, we may from time to time invest a relatively significant percentage of our portfolio in industries we do not necessarily target. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

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

The trading price of our common stock may fluctuate substantially. The price of our common stock may increase or decrease, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;
•	investor demand for our shares;
•	significant volatility in the market price and trading volume of securities of business development companies or other companies in our sector, which are not necessarily related to the operating performance of these companies;
•	exclusion of our common stock from certain market indices, such as the Russell 2000 Financial Services Index, which could reduce the ability of certain investment funds to own our common stock and put short-term selling pressure on our common stock;
•	changes in regulatory policies or tax guidelines with respect to RICs or business development companies;
•	failure to qualify as a RIC, or the loss of RIC status;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	changes, or perceived changes, in the value of our portfolio investments;
•	departures of Full Circle Advisors’ key personnel;
•	operating performance of companies comparable to us; or
•	general economic conditions and trends and other external factors.

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

The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below net asset value provided that our Board of Directors makes certain determinations. At our most recent Annual Stockholders Meeting, our stockholders approved a proposal that authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a period of one year ending on the earlier of January 17, 2015 or our next Annual Stockholders Meeting. Continued access to this exception will require approval of similar proposals at future stockholder meetings. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests.

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

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of Full Circle Capital or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our Board of Directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our board, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or our board does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws provide that the Maryland Control Share Acquisition Act shall not restrict acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction.

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

Our Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, our Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred, such as indebtedness under the Credit Facility, and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security). In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of our Notes. As of June 30, 2014, we had $8.4 million of outstanding borrowings under the Credit Facility.

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

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including trade creditors) and holders of preferred stock, if any, of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of our Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, our Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. As of June 30, 2014, none of our subsidiaries had outstanding borrowings to third parties. However, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to our Notes.

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

Any default under the agreements governing our indebtedness, including a default under the Credit Facility or other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on our Notes and substantially decrease the market value of our Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, including our Notes, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. In addition, any such default may constitute a default under our Notes, which could further limit our ability to repay our debt, including our Notes. If our operating performance declines, we may in the future need to seek to obtain waivers from the lenders under the Credit Facility or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Credit Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including Santander Bank under the Credit Facility, could proceed against the collateral securing the debt. Because the Credit Facility has, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our executive offices are located at 102 Greenwich Avenue, 2nd Floor, Greenwich, CT 06830, and are provided by Full Circle Service Company in accordance with the terms of the Administration Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

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

Item 4.  Reserved

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Market under the symbol “FULL.” The following table sets forth the range of high and low sales prices of our common stock as reported on NASDAQ and our net asset value per share for each fiscal quarter during the last two most recently completed fiscal years:

		Price Range
	NAV(1)	High	Low
Fiscal 2014
Fourth quarter	$6.38	$8.35	$7.35
Third quarter	7.20	9.59	6.67
Second quarter	7.09	8.60	6.73
First quarter	7.48	8.75	7.65
Fiscal 2013
Fourth quarter	$8.01	$8.10	$7.48
Third quarter	8.00	8.04	7.30
Second quarter	8.03	8.50	6.68
First quarter	8.51	8.25	7.60

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.

The last reported sale price for our common stock on the NASDAQ Global Market on September 19, 2014 was $6.26 per share. As of September 2, 2014, there were approximately 100 holders of record of the common stock which did not include shareholders for whom shares are held in “nominee” or “street name.”

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

Date Declared	Record Date	Payment Date	Amount
Fiscal 2011
July 21, 2010	September 30, 2010	October 15, 2010	$0.076	(1)
November 5, 2010	December 31, 2010	January 14, 2011	0.225
February 4, 2011	March 31, 2011	April 15, 2011	0.225
May 6, 2011	June 30, 2011	July 15, 2011	0.225
Total (2011)			$0.751
Fiscal 2012
June 28, 2011	July 29, 2011	August 15, 2011	$0.075	(2)
June 28, 2011	August 31, 2011	September 15, 2011	0.075
June 28, 2011	September 30, 2011	October 14, 2011	0.075
September 8, 2011	October 31, 2011	November 15, 2011	0.077
September 8, 2011	November 30, 2011	December 15, 2011	0.077
September 8, 2011	December 30, 2011	January 13, 2012	0.077
November 7, 2011	January 31, 2012	February 15, 2012	0.077
November 7, 2011	February 29, 2012	March 15, 2012	0.077
November 7, 2011	March 30, 2012	April 13, 2012	0.077
February 3, 2012	April 30, 2012	May 15, 2012	0.077
February 3, 2012	May 31, 2012	June 15, 2012	0.077
February 3, 2012	June 29, 2012	July 13, 2012	0.077
Total (2012)			$0.918
Fiscal 2013
May 7, 2012	July 31, 2012	August 15, 2012	$0.077
May 7, 2012	August 31, 2012	September 14, 2012	0.077
May 7, 2012	September 28, 2012	October 15, 2012	0.077
September 10, 2012	October 31, 2012	November 15, 2012	0.077
September 10, 2012	November 30, 2012	December 14, 2012	0.077
September 10, 2012	December 31, 2012	January 15, 2013	0.077
November 5, 2012	January 31, 2013	February 15, 2013	0.077
November 5, 2012	February 28, 2013	March 15, 2013	0.077
November 5, 2012	March 29, 2013	April 15, 2013	0.077
February 5, 2013	April 30, 2013	May 15, 2013	0.077
February 5, 2013	May 31, 2012	June 14, 2013	0.077
February 5, 2013	June 28, 2013	July 15, 2013	0.077
Total (2013)			$0.924

Date Declared	Record Date	Payment Date	Amount
Fiscal 2014
May 3, 2013	July 31, 2013	August 15, 2013	$0.077
May 3, 2013	August 30, 2013	September 13, 2013	0.077
May 3, 2013	September 30, 2013	October 15, 2013	0.077
September 9, 2013	October 31, 2013	November 15, 2013	0.077
September 9, 2013	November 29, 2013	December 13, 2013	0.077
September 9, 2013	December 31, 2013	January 15, 2014	0.077
November 7, 2013	January 31, 2014	February 15, 2014	0.067
November 7, 2013	February 28, 2014	March 15, 2014	0.067
November 7, 2013	March 31, 2014	April 15, 2014	0.067
February 5, 2014	April 30, 2014	May 15, 2014	0.067
February 5, 2014	May 30, 2014	June 13, 2014	0.067
February 5, 2014	June 30, 2014	July 15, 2014	0.067
Total (2014)			$0.864
Fiscal 2015
May 2, 2014	July 31, 2014	August 15, 2014	$0.067
May 2, 2014	August 29, 2014	September 15, 2014	0.067
May 2, 2014	September 30, 2014	October 15, 2014	0.067
September 8, 2014	October 31, 2014	November 14, 2014	0.067
September 8, 2014	November 28, 2014	December 15, 2014	0.067
September 8, 2014	December 31, 2014	January 15, 2015	0.067
Total (2015 to date)			$0.402

(1)	This quarterly dividend was prorated for the number of days remaining in the third calendar quarter after our initial public offering. Our initial public offering was on August 31, 2010, and the gross amount of the prorated dividend was $0.225.
(2)	From our initial public offering through the fourth fiscal quarter of 2011, we paid quarterly dividends, but in the first fiscal quarter of 2012 we began paying, and we intend to continue paying, monthly dividends to our stockholders. Our monthly dividends, if any, will be determined by our Board of Directors on a quarterly basis.

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our taxable ordinary income or capital gains. In this regard, $1,695,841 of our distributions during the year ended June 30, 2014 constituted a return of capital to our stockholders. Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that the source of any distribution is our taxable ordinary income or capital gains.

During the year ended June 30, 2014, our distributions were made primarily from undistributed net investment income. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a business development company under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure shareholders that they will receive any distributions.

Sales of Unregistered Securities

We did not engage in unregistered sales of equity securities during the year ended June 30, 2014.

Issuer Purchases of Equity Securities

For the quarter ended June 30, 2014, as a part of our dividend reinvestment plan for our common stockholders, we purchased 3,020 shares of our common stock for an average price of approximately $7.77 per share in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines repurchases of our common stock during the quarter ended June 30, 2014.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 2014	1,043	$7.53	—	—
May 2014	844	$7.58	—	—
June 2014	1,133	$8.13	—	—
Total	3,020	$7.77	—	—

Performance Graph

This graph compares the return on our common stock with that of the S&P BDC Index and the Russell 2000 Index, for the period from September 1, 2010, the date our common stock began trading on the NASDAQ Stock Market, through June 30, 2014, we do not believe there is an appropriate index of companies with an investment strategy similar to our own with which to compare the return on our common stock. The graph assumes that, on September 1, 2010, a person invested $100,000 in each of our common stock, the S&P BDC Index and the Russell 2000 Financial Services Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6.  Selected Financial Data

The following selected financial data for the years ended June 30, 2014, 2013, 2012 and 2011 is derived from our financial statements which have been audited by Rothstein Kass for the years ended June 30, 2011 through June 30, 2013 and KPMG LLP, our independent registered public accounting firm, for the year ended June 30, 2014. The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year ended June 30, 2014		Year ended June 30, 2013		Year ended June 30, 2012		Year ended June 30, 2011(1)
Income Statement Data:
Total Investment Income	$13,823,693		$12,046,023		$9,827,011		$7,959,637
Total Gross Expenses	7,792,972		6,665,442		5,307,300		4,172,566
Total Net Expenses	7,792,972		6,665,442		4,993,508		3,625,258
Net Investment Income	6,030,721		5,380,581		4,833,503		4,334,379
Per Share Data:
Net Increase in Net Assets Resulting from Net Investment Income(2)	0.71		0.77		0.78		0.70
Net Increase (Decrease) in Net Assets Resulting from Operations(2)	(0.88)		0.54		0.43		0.47
Dividends Declared	0.86		0.92		0.92		0.75
Balance Sheet Data:
Total Assets	156,284,362		113,063,839		99,449,379		88,495,049
Total Net Assets	$72,980,277		$60,644,039		$53,442,785		$56,474,006
Other Data:
Total Return based on Market Value	11.51	%(3)	15.12	%(3)	8.71	%(3)	(4.03	)%(4)
Total Return based on Net Asset Value	(11.00	)%(3)	4.94	%(3)	6.20	%(3)	5.62%

(1)	Because we began full operations on August 31, 2010, the date of our initial public offering, our financial results for the year ended June 30, 2011 reflect approximately ten months of operations.
(2)	Per share data is based on average weighted shares outstanding, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our audited financial statements.
(3)	Total return based on market value is based on the change in market price per share and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.
(4)	Total return based on market value is based on the change in market price per share assuming an investment at the initial public offering price of $9.00 per share and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.

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

Overview

We are an externally managed non-diversified closed-end management investment company formed in April 2010, and have elected to be regulated as a business development company under the 1940 Act. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We are managed by Full Circle Advisors, and Full Circle Service Company provides the administrative services necessary for us to operate.

We invest primarily in senior secured loans and, to a lesser extent, second liens loans, mezzanine loans and equity securities issued by lower middle-market companies that operate in a diverse range of industries. In our lending activities, we focus primarily on portfolio companies with both (i) tangible and intangible assets available as collateral and security against our loan to help mitigate our risk of loss, and (ii) cash flow to cover debt service. We believe this provides us with a more attractive risk adjusted return profile, with greater principal protection and likelihood of repayment.

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

We generally seek to invest in lower middle-market companies in areas that we believe have been historically under-serviced, especially during and after the 2008/2009 credit crisis. These areas include industries that are outside the focus of mainstream institutions or investors due to required industry-specific knowledge or are too small to attract interest from larger investment funds or other financial institutions. Because we believe there are fewer banks and specialty finance companies focused on lending to these lower middle-market companies, we believe we can negotiate more favorable terms on our debt investments in these companies than those that would be available for debt investments in comparable larger, more mainstream borrowers. Such favorable terms may include higher debt yields, lower leverage levels, more significant covenant protection and/or greater equity grants than typical of other transactions. We generally seek to avoid competing directly with other capital providers with respect to specific transactions in order to avoid the less favorable terms we believe are typically associated with such competitive bidding processes.

On June 4, 2014, we formed FC Capital Investment Partners ("FCIP"), a multiple series private fund, for which we serve as the managing member and investment adviser. FCIP closed its first series on June 17, 2014. We expect to receive certain fees or other distributions from FCIP in connection with the services we provide to each series it may issue. In addition, we may co-invest in certain portfolio investments from time to time with one or more series issued by FCIP where we determine that the aggregate available investment opportunity exceeds what we believe would be appropriate for us to acquire directly.

On June 28, 2013, we issued approximately $21.1 million in aggregate principal amount of our 8.25% Notes due 2020 (including a partial exercise of the underwriters’ overallotment option in July 2013) for net proceeds of approximately $20.2 million after deducting underwriting commissions of approximately $0.9 million and offering expenses of $0.2 million.

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

On June 19, 2014, we sold 1,351,352 shares of our common stock at $7.40 per share in a direct registered offering to certain investors for total gross proceeds of $10.0 million.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies.

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

Fair Value

The Company’s assets measured at fair value on a recurring basis subject to the requirements of ASC Topic 820 at June 30, 2014 and 2013 were as follows:

As of June 30, 2014

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$7,175,000	$111,079,608	$118,254,608
Limited Liability Company Interests, at fair value	—	—	3,875,583	3,875,583
Investments in Warrants, at fair value	—	—	3,060,421	3,060,421
US Treasury Securities, at fair value(1)	25,000,147	—	—	25,000,147
	$25,000,147	$7,175,000	$118,015,612	$150,190,759

As of June 30, 2013

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$—	$81,195,958	$81,195,958
Limited Liability Company Interests, at fair value	—	—	6,784,435	6,784,435
Investments in Warrants, at fair value	—	—	194,108	194,108
	$—	$—	$88,174,501	$88,174,501

(1)	U.S. Treasury Securities were purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

During the years ended June 30, 2014 and 2013, there were no transfers in or out of levels.

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

We believe there has long been a combination of demand for capital and an underserved market for capital addressing lower middle-market borrowers. We believe there is robust demand for continued growth capital as well as demand from very significant refinancing requirements of many borrowers as debt facilities come due, given the lack of willing and qualified capital providers. We believe these market conditions have been further exacerbated in the current environment due to:

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

Portfolio Composition and Investment Activity

Our portfolio of investments consists primarily of senior secured loans and, to a lesser extent, second lien loans, mezzanine loans and equity securities issued by lower middle-market companies. Our investment objective is to generate both current income and capital appreciation through debt and equity investments.

The following is a summary of our quarterly investment activity since the completion of our initial public offering. Such amounts are not inclusive of our holdings of United States Treasury Bills.

Time Period	Acquisitions(1) (dollars in millions)	Dispositions(2) (dollars in millions)		Weighted Average Interest Rate of Portfolio at End of Period(3)
Legacy Portfolio Acquisition (August 31, 2010)	$72.3	$	N/A	12.10%
August 31, 2010 through September 30, 2010	0.4		1.4	12.16%
October 1, 2010 through December 31, 2010	3.7		10.1	12.09%
January 1, 2011 through March 31, 2011	4.0		19.9	12.39%
April 1, 2011 through June 30, 2011	9.6		1.2	12.68%
Fiscal 2011	90.0		32.6
July 1, 2011 through September 30, 2011	27.7		15.9	12.89%
October 1, 2011 through December 31, 2011	5.9		9.4	13.04%
January 1, 2012 through March 31, 2012	6.7		5.7	12.98%
April 1, 2012 through June 30, 2012	15.0		7.1	12.93%
Fiscal 2012	55.3		38.1
July 1, 2012 through September 30, 2012	11.4		8.1	12.84%
October 1, 2012 through December 31, 2012	29.1		25.1	12.55%
January 1, 2013 through March 31, 2013	22.4		12.1	12.69%
April 1, 2013 through June 30, 2013	12.2		12.8	12.90%
Fiscal 2013	75.1		58.1
July 1, 2013 through September 30, 2013	20.0		10.1	12.81%
October 1, 2013 through December 31, 2013	22.4		38.1	12.48%
January 1, 2014 through March 31, 2014	33.0		20.9	11.41%
April 1, 2014 through June 30, 2014	57.1		13.2	11.27%
Fiscal 2014	132.5		82.3
Since inception	$352.9		$211.1	N/A

(1)	Includes new deals, additional fundings, refinancings (inclusive of those on revolving credit facilities) and payment in kind “PIK” interest
(2)	Includes scheduled principal payments, prepayments, sales and repayments (inclusive of those on revolving credit facilities)
(3)	For transactions in the secondary market, the interest rate used for the weighted average interest rate reflects the effective yield on the loan at the purchase price.

Portfolio Activity for Year Ended June 30, 2014

The primary investment activities for the year ended June 30, 2014 were fundings and repayments under the revolving credit facilities and the funding of the following loan facilities:

•	On August 1, 2013, the Company funded $4,500,000 of a $9,000,000 senior secured credit facility to Infinite Aegis Group, LLC.
•	On September 4, 2013, the Company funded $1,500,000 of a $5,000,000 senior secured credit facility to Franklin Place Shops — Red, LLC.
•	On September 30, 2013, the Company funded $2,500,000 of a $3,250,000 senior secured credit facility to CPX, Inc.
•	On October 17, 2013, the senior secured credit facility with CSL Operating, LLC, an industrial metal treatings company, was paid off at par value plus accrued interest and fees of $3,655,118.
•	On October 17, 2013, the senior secured credit facility with Coast Plating, Inc., an aerospace parts plating and finishing company, was paid off at par plus accrued interest and fees of $4,740,312.
•	On October 21, 2013, the senior secured credit facility with Employment Plus, Inc., a staffing services company, was paid off at par value plus accrued interest of $5,033,333.
•	On October 30, 2013, the Company purchased $5,000,000 of a $141,700,000 senior secured credit facility to Esselte Holdings, Inc./Esselte AB, a global manufacturer and distributor of office supplies.
•	On October 31, 2013, MDU Communications (USA) Inc., a cable TV/broadband services company entered into an asset purchase agreement to sell substantially all of its assets to a third party. In conjunction with this sale, the senior secured credit facility has been partially prepaid in an amount of $4,947,424. As part of this sales process, on October 22, 2013, the Company reduced the interest rate on the outstanding balance of the loan to 2.00% and realized a partial loss of $492,217 as part of the transaction. Future gains and losses related to the sales process may occur as the borrower finalizes the sales process.
•	On December 11, 2013, we received gross proceeds of $6,028,880 relating to the full repayment of our senior secured credit facility to iMedX, Inc. Of the $6,028,880 in gross proceeds, $978,488 represented early termination fees and success fees upon repayment.
•	On December 26, 2013, the senior secured loan with Franklin Place Shops-Red, LLC, a real estate investment trust, was paid off at par of $1,500,000.
•	On January 15, 2014, the senior secured revolving loan with Global Energy Efficiency Holdings, Inc., an energy efficiency company, was paid off at par value plus accrued interest and fees of $7,664,074. Of the $7,664,074 in gross proceeds, $437,337 represented early termination fees and success fees upon repayment.
•	On January 21, 2014, the Company invested $500,000 in a warrant as part of a $30 million senior secured convertible note purchase agreement with Advanced Cannabis Solutions, Inc. (ACS), a non-residential property owner. The agreement to purchase convertible notes is contingent upon ACS’ satisfaction of certain requirements. The convertible notes will bear interest at a fixed rate of 12.00% per annum and have a final maturity of January 21, 2020.

•	On January 31, 2014, the Company purchased $8,800,000 initial par amount of a $256,336,139 senior secured credit facility to PEAKS Trust 2009-1, a consumer financing company, for $6,032,538.
•	On March 4, 2014, the Company funded a $7,000,000 senior secured credit facility to Ocean Protection Services, a maritime security services company.
•	On March 12, 2014, the Company funded $5,000,000 of a $150,000,000 senior secured credit facility to Dynamic Energy Services International, LLC, an oil and gas field services company.
•	On March 31, 2014, the Company funded a $6,000,000 senior secured credit facility to GW Power, LLC and Greenwood Fuels IW, LLC, an electrical service company.
•	During the fourth quarter of 2014, the Company purchased $7,500,000 of a $150,000,000 secured second lien term loan to RCS Capital Corporation, a financial services company.
•	On June 12, 2014, the Company purchased an additional $4,004,301 of the $256,336,139 senior secured credit facility to PEAKS Trust 2009-1, a consumer financing company, for $3,423,677.
•	In June 2014, the Company purchased $7,000,000 of a $240,000,000 senior secured note to SiTV, LLC, a television programming company.
•	On June 23, 2014, the Company purchased $8,500,000 of a $190,000,000 senior secured credit facility to PR Wireless, Inc, a wireless communications company.
•	On June 30, 2014, the Company funded an additional $3,250,000 senior secured credit facility to Pristine Environments, Inc. and expanded the revolving line of credit to $5,250,000.
•	On June 30, 2014, the Company funded a $3,500,000 senior secured credit facility to JN Medical Corporation, a biological products company.
•	On June 30, 2014, the Company funded $750,000 of a $2,000,000 revolving line of credit and $8,000,000 of a $16,000,000 senior secured term loan to Butler Burgher Group, LLC, a real estate management company. The remaining funded portion of the credit facility was funded by a third party participant.

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

Additionally, the Company received proceeds, including sales proceeds and prepayments, and repayments under revolving credit facilities during the year ended June 30, 2012 related to the following companies:

•	On August 15, 2011, VaultLogix, LLC pre-paid, at par, its loan from the Company, remitting a total of $5,023,333 to the Company for outstanding principal and interest.
•	On September 1, 2011, West World Media, LLC pre-paid, at par, its loan from the Company, remitting a total of $6,992,171 to the Company for outstanding principal, interest and fees.
•	On November 30, 2011, the Company sold participations in Coast Plating, Inc.’s Term A and Term B loans to a third party for an aggregate of $3,500,000, which represented par value for the loans sold.
•	On December 31, 2011, the Company received a principal prepayment of $964,276 from The Selling Source, LLC based upon the borrower’s cash flow, as defined in their loan documents.
•	On January 31, 2012, Iron City Brewing, LLC repaid, at par, its loan from the Company, remitting a total of $521,666 of outstanding principal.

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the years ended June 30, 2014, 2013, 2012 and 2011:

	Year Ended June 30, 2014	Year Ended June 30, 2013	Year Ended June 30, 2012	Year Ended June 30, 2011
Beginning Investment Portfolio	$88,174,501	$94,846,770	$82,794,117	$—
Portfolio Investments Acquired	132,503,963	75,145,289	55,279,880	17,468,968
Treasury and Money Market Purchases(1)	71,000,730	62,001,462	120,000,601	120,295,651
Portfolio Investments Acquired in the Initial Public Offering	—	—	—	72,280,294
Amortization of fixed income premiums and discounts	466,184	368,279	522,732	835,861
Portfolio Investments Repaid	(82,301,503)	(58,107,861)	(38,164,798)	(32,588,630)
Sales of Treasury and Money Market securities(1)	(46,000,000)	(84,500,000)	(123,499,273)	(94,292,528)
Payment in Kind	—	—	68,842	246,566
Net Unrealized Appreciation (Depreciation)	(12,704,614)	2,636,310	(1,979,965)	(1,796,547)
Net Realized Losses	(948,502)	(4,215,748)	(175,366)	(344,482)
Ending Investment Portfolio	$150,190,759	$88,174,501	$94,846,770	$82,794,117

(1)	U.S. Treasury Securities were purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

During the year ended June 30, 2014, change in unrealized loss on investments was $12,704,614. The change in unrealized depreciation is primarily due to the depreciation of $3,363,038 of our loan to and limited liability company interest in New Media West, LLC, and depreciation of $3,251,689, $2,870,123, and $2,803,251 of our loans to Blackstrap Broadcasting, LLC, ProGrade Ammo Group, LLC, and Modular Process Control, LLC, respectively. This was partially offset by the $1,856,212 appreciation of our warrant in Advanced Cannabis Solutions, Inc. The overall change in unrealized loss consisted of $11,380,297 of net unrealized depreciation on debt investments and $1,324,317 of net unrealized depreciation on equity investments.

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

Portfolio Classifications

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2014 and 2013, excluding United States Treasury Bills. At June 30, 2014, we held approximately $25.0 million in United States Treasury Bills. As June 30, 2013, we did not hold United States Treasury Bills.

	June 30, 2014		June 30, 2013
	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio
Senior Secured Loans	$110.5	88.3%	$78.2	88.7%
Subordinated Secured Loans	7.7	6.2	3.0	3.4
Limited Liability Company Interests	3.9	3.1	6.8	7.7
Warrants	3.1	2.4	0.2	0.2
Total	$125.2	100.0%	$88.2	100.0%

At June 30, 2014, the 26 borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 60% (i.e., each $60 of loan value outstanding is secured by $100 of collateral value). At June 30, 2013, the 19 borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 60% (i.e., each $60 of loan value outstanding is secured by $100 of collateral value).

The following table shows the fair value of our portfolio of investments by industry, as of June 30, 2014 and 2013, excluding United States Treasury Bills. At June 30, 2014, we held approximately $25.0 million in United States Treasury Bills. At June 30, 2013, we did not hold United States Treasury Bills.

	June 30, 2014		June 30, 2013
	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio
Consumer Financing	$16.5	13.2%	$6.9	7.8%
Real Estate Management Services	8.7	6.9	—	—
Wireless Communications	8.3	6.7	—	—
Building Cleaning and Maintenance Services	7.9	6.3	3.9	4.4
Financial Services	7.7	6.2	—	—
Television Programming	7.2	5.7	—	—
Maritime Security Services	7.1	5.7	—	—
Cable TV/Broadband Services	6.1	4.9	15.9	18.0
Electric Services	5.9	4.8	—	—
Healthcare Billing and Collections	5.4	4.4	—	—
Oil and Gas Field Services	4.8	3.9	—	—
Munitions	4.1	3.3	6.2	7.0
Energy Efficiency Services	4.0	3.2	11.7	13.2
Food Distributors and Wholesalers	3.9	3.1	4.0	4.6
Healthcare Services	3.5	2.8	3.5	3.9
Biological Products	3.5	2.8	—	—
Industrial Molded Products	3.0	2.4	—	—
Information and Data Services	2.7	2.1	4.2	4.8
Geophysical Surveying and Mapping Services	2.6	2.0	1.5	1.7
Radio Broadcasting	2.5	2.0	5.6	6.4
Non-Residential Property Owner	2.4	1.9	—	—
Outdoor Advertising Services	2.2	1.7	2.3	2.6

	June 30, 2014		June 30, 2013
	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio
Stationery, Tablets, and Related Products	1.8	1.4	—	—
Equipment Rental Services	1.8	1.4	2.2	2.6
Asset Recovery Services	1.6	1.2	1.5	1.7
Medical Transcription Services	—	—	5.2	5.9
Staffing Services	—	—	5.0	5.7
Aerospace Parts Platings and Finishing	—	—	4.8	5.5
Industrial Metal Treatings	—	—	3.8	4.2
Total	$125.2	100.0%	$88.2	100.0%

Portfolio Grading

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of June 30, 2014, our portfolio had a weighted average grade of 3.07, based upon the fair value of the debt investments in the portfolio. Equity securities and investments in United States Treasury Bills are not graded. This was a decrease of 0.05 from the weighted average grade of 3.12 at June 30, 2013.

At June 30, 2014, our debt investment portfolio was graded as follows:

	June 30, 2014
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$1,794,764	1.43%
2	The portfolio company is performing above expectations and the risk profile is generally favorable.	—	—
3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	105,809,233	84.52
4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable.	9,314,861	7.44
5	The investment is performing well below expectations and is not anticipated to be repaid in full.	1,335,750	1.07
		$118,254,608	94.46%

At June 30, 2013, our debt investment portfolio was graded as follows:

	June 30, 2013
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$—	—%
2	The portfolio company is performing above expectations and the risk profile is generally favorable.	1,412,666	1.60
3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	68,397,783	77.58
4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable.	11,385,509	12.91
5	The investment is performing well below expectations and is not anticipated to be repaid in full.	—	—
		$81,195,958	92.09%

We expect that a portion of our investments will be in grades 4 or 5 from time to time, and, as such, we will be required to work with portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 4 or 5 may fluctuate from period to period.

Results of Operations

Comparison of the years ended June 30, 2014, June 30, 2013 and June 30, 2012

	Year Ended June 30, 2014		Year Ended June 30, 2013		Year Ended June 30, 2012
	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
Total Investment Income	$13,823,693	$1.59	$12,046,023	$1.72	$9,827,011	$1.58
Interest Income(2)	11,151,497	1.29	10,492,257	1.50	8,980,837	1.44
Dividend Income	114,704	0.01	223,474	0.03	57,216	0.01
Other Income	2,557,492	0.29	1,330,292	0.19	788,958	0.13
Net Operating Expenses	7,792,972	0.90	6,665,442	0.95	4,993,508	0.80
Management Fee	1,631,694	0.19	1,431,851	0.20	1,186,841	0.19
Incentive Fee	1,511,362	0.17	1,339,833	0.19	1,197,590	0.19
Total Advisory Fees	3,143,056	0.36	2,771,684	0.39	2,384,431	0.38
Administrative Fees	682,662	0.08	834,577	0.13	895,783	0.15
Director’s Fees	127,625	0.01	124,500	0.02	119,500	0.02
Interest Expenses	2,693,487	0.31	1,854,495	0.26	889,055	0.14
Professional Services Expense	610,362	0.07	567,126	0.08	625,101	0.10
Bank Fees	56,184	0.01	16,429	0.00	12,228	0.00
Tax Expenses	—	—	4,369	0.00	—	—
Other	479,596	0.06	492,262	0.07	381,202	0.06

	Year Ended June 30, 2014		Year Ended June 30, 2013		Year Ended June 30, 2012
	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
Management Fee Waiver and Expense Reimbursement	—	—	—	—	(313,792)	(0.05)
Net Investment Income	6,030,721	0.71	5,380,581	0.77	4,833,503	0.78
Net Change in Unrealized Gain (Loss)	(12,704,614)	(1.36)	2,636,310	0.38	(1,979,965)	(0.32)
Net Realized Loss	(948,502)	(0.11)	(4,215,748)	(0.60)	(175,366)	(0.03)

(1)	The basic per share figures noted above are based on a weighted-average of 8,698,814, 7,018,286, and 6,219,382 shares outstanding for the years ended June 30, 2014, June 30, 2013, and June 30, 2012, respectively, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our audited financial statements.
(2)	Interest income includes PIK interest of $117,500, $0, and $68,842 for the years ended June 30, 2014, June 30, 2013, and June 30, 2012, respectively.

Total Investment Income

Total investment income includes interest and dividend income on our investments and other income, which is typically comprised of fee income. Fee income typically consists of administrative fees, prepayment fees, structuring fees and unused line fees.

Investment income increased from $12,046,023 for the year ended June 30, 2013 to $13,823,693 for the year ended June 30, 2014. The increase in investment income was predominantly due to increased interest income. Interest income for the year ended June 30, 2014 relative to the year ended June 30, 2013 is primarily due to a larger average investment portfolio. The dividend income for the year ended June 30, 2014 decreased as compared with the dividend income for the year ended June 30, 2013, reflecting lower distributions related to the Company’s investment in The Finance Company, LLC. The increase in fee income, which can fluctuate, for the year ended June 30, 2014 as compared to the year ended June 30, 2013 was primarily a result of success and prepayment fees received as a result of the full repayment of our loans to iMedx, Inc. and Global Energy Efficiency Holdings, Inc.

Investment income increased from $9,827,011 for the year ended June 30, 2012 to $12,046,023 for the year ended June 30, 2013. The increase in interest income for the year ended June 30, 2013 relative to the year ended June 30, 2012 was primarily due to a larger average investment portfolio. The dividend income for the year ended June 30, 2013 increased as compared with the dividend income for the year ended June 30, 2012, primarily due to the Company receiving regular dividend payments from its investment in The Finance Company, LLC.

Expenses

Total net operating expenses increased from $6,665,442 for the year ended June 30, 2013 to $7,792,972, for the year ended June 30, 2014. The increase in net operating expenses for the year ended June 30, 2014 as compared to the year ended June 30, 2013 is primarily due to the increase in interest expense from greater borrowings under our Notes (as defined below), to fund portfolio growth, an increase in management fees due to a larger average investment portfolio, and an increase in incentive fees due to greater pre-incentive fee net investment income. These increases were partially offset by declining costs under our Administration Agreement.

Total net operating expenses increased from $4,993,508 for the year ended June 30, 2012 to $6,665,442 for the year ended June 30, 2013. The increase in net operating expenses for the year ended June 30, 2013 as compared to the year ended June 30, 2012 was primarily due to the increase in interest expense from greater borrowings under our Notes (as defined below) to fund portfolio growth, an increase in management fees due to a larger average investment portfolio, and an increase in incentive fees due to greater pre-incentive fee net investment income. Additionally, net operating expenses increased due to the expiration of the Expense Reimbursement Agreement and Management Fee waiver.

Net Investment Income

Net investment income increased from $5,380,581 for the year ended June 30, 2013 to $6,030,721, for the year ended June 30, 2014. The increase in net investment income for the year ended June 30, 2014 as compared to the year ended June 30, 2013 was primarily due to greater interest income from a larger average investment portfolio and success and prepayment fees received as a result of the full repayment of our loans to iMedx, Inc. and Global Energy Efficiency Holdings, Inc. The increase in interest income was partially offset by greater interest expense from greater costs associated with outstanding borrowings and greater management and incentive fees resulting from a larger portfolio and greater pre-incentive fee net investment income during the period.

The $0.08 decrease in net investment income per share for the year ended June 30, 2014, as compared to the year ended June 30, 2013 was a result of having greater average shares outstanding during the period. Weighted average shares outstanding for the year ended June 30, 2014, were 8,698,814 compared to 7,018,286 for the year ended June 30, 2013.

Net investment income increased from $4,833,503 for the year ended June 30, 2012 to $5,380,581 for the year ended June 30, 2013. The increase in net investment income for the year ended June 30, 2013 as compared to the year ended June 30, 2012 was primarily due to greater interest income from a larger average investment portfolio. The increase in interest income was partially offset by greater interest expense from greater costs associated with outstanding borrowings and greater management and incentive fees resulting from a larger average investment portfolio and greater pre-incentive fee net investment income during the period, respectively.

Realized Loss on Investments

Realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs.

During the year ended June 30, 2014, we recorded a realized loss of $948,502 primarily in connection with the continued disposition of our investment in Ygnition Networks, Inc. in an amount of $678,553 and a realized loss on our position in MDU Communications (USA), Inc. of $492,217. This was partially offset by a gain realized on the partial prepayment of PEAKS Trust 2009-1 of $223,169.

During the year ended June 30, 2013, we recorded a realized loss of $4,215,748, primarily from the disposition of our senior secured loan in Ygnition Networks, Inc. and the conversion of our senior secured loan in Equisearch Acquisition, Inc. to a senior secured term loan in TransAmerican Asset Servicing Group, LLC upon the finalization of Equisearch Acquisition, Inc.’s bankruptcy proceedings.

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

During the year ended June 30, 2014, change in unrealized loss on investments was $12,704,614. The change in unrealized depreciation is primarily due to the depreciation of $3,363,038 of our loan to and limited liability company interest in New Media West, LLC, and depreciation of $3,251,689, $2,870,123, and $2,803,251 of our loans to Blackstrap Broadcasting, LLC, ProGrade Ammo Group, LLC, and Modular Process Control, LLC, respectively. This was partially offset by the $1,856,212 appreciation of our warrant in Advanced Cannabis Solutions, Inc. The overall change in unrealized loss consisted of $11,380,297 of net unrealized depreciation on debt investments and $1,324,317 of net unrealized depreciation on equity investments.

During the year ended June 30, 2013, we recorded net unrealized appreciation of $2,636,310. The change in unrealized appreciation was primarily due to the appreciation of the Company’s equity investment in The

Finance Company, LLC, as well as the disposition of our investment in Ygnition Networks, Inc., and the conversion of our senior secured loan in Equisearch Acquisition, Inc. to a senior secured term loan in TransAmerican Asset Servicing Group, LLC upon the finalization of Equisearch Acquisition’s bankruptcy proceedings. The overall change in unrealized appreciation consisted of $1,005,263 of net unrealized appreciation on debt investments and $1,631,047 of net unrealized appreciation on equity investments.

During the year ended June 30, 2012, change in unrealized depreciation was $1,979,965. On January 19, 2012, Equisearch Acquisition, Inc. (“Equisearch”) filed for protection under Chapter 7 of the U.S. Bankruptcy Code. At that date, the Company had an investment in Equisearch of $2,580,201 through a first lien, senior secured loan facility. At June 30, 2012 the fair value of our investment in Equisearch was $1,959,363. For the year ended June 30, 2012, the Company recognized an unrealized loss on ProGrade Ammunition Group, LLC of $1,476,339. The overall change in unrealized loss consisted of $2,535,306 of net unrealized depreciation on debt investments and $555,341 of net unrealized appreciation on equity investments.

Liquidity and Capital Resources

At June 30, 2014, we had investments in debt securities of 26 companies, totaling approximately $118.3 million, and equity investments in 13 companies, totaling approximately $6.9 million. The debt investment amount includes approximately $117,500 in accrued (“PIK”) interest, which is added to the carrying value of our investments.

For the year ended June 30, 2014, cash used in operating activities, consisting primarily of net purchases of investments and the items described in “Results of Operations,” was approximately $20.7 million, reflecting the net purchases of investments, income resulting from operations, offset by non-cash income related to PIK interest and OID income, changes in working capital and accrued interest receivable. Net cash used for purchases and sales of investments was approximately $50.2 million, reflecting net additional investments in securities of $132.5 million, offset by principal repayments of $82.3 million. Such amounts are not inclusive of our purchase of United States Treasury Bills or Money Market Funds.

As of June 30, 2014, we had $8.4 million of outstanding borrowings under our Credit Facility with Santander Bank, N.A. and $21.1 million of aggregate principal amount of Notes Payable outstanding.

As of June 30, 2014, we had no Distribution Notes outstanding. On July 3, 2013, we repaid the Distribution Notes at par plus accrued interest.

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

As of June 30, 2013, we had $25.6 million of outstanding borrowings under a Credit Facility with Santander Bank and $21.1 million of aggregate principal amount of Notes Payable outstanding.

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

On June 19, 2014, we sold 1,351,352 shares of our common stock at $7.40 per share in a direct registered offering to certain investors for total gross proceeds of $10.0 million.

Contractual Obligations

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Credit Facility(1)	$8.4	$—	$8.4	$—	$—
Notes(2)	21.1	—	—	—	21.1
Bank Overdraft	0.8	0.8	—	—	—
Total	$30.3	$0.8	$8.4	$—	$21.1

(1)	At June 30, 2014, $36.6 million remained unused under the Credit Facility.
(2)	On July 17, 2014, we closed an offering of an additional $12.5 million in aggregate principal amount of the Notes.

In addition to the contractual obligations set forth above, we have certain obligations with respect to the investment advisory and administration services we receive. See “Overview.” For the years ended June 30 2014, 2013 and 2012, we incurred fees of approximately $3,143,056, $2,771,684 and $2,384,431, respectively, for investment advisory services. For the years ended June 30, 2014, 2013 and 2012, we incurred fees of $682,662, $834,577, and $895,783, respectively, for administrative services.

As of June 30, 2014, we had approximately $4.5 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.

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

Borrowings

Secured Revolving Credit Facility.  On June 3, 2013, we entered into a credit agreement with Santander Bank, as administrative agent, which provided us with our $32.5 million Credit Facility. The Credit Facility replaced our prior senior secured revolving credit facility with FCC, LLC d/b/a First Capital.

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

Date Declared	Record Date	Payment Date	Amount
Fiscal 2011
July 21, 2010	September 30, 2010	October 15, 2010	$0.076	(1)
November 5, 2010	December 31, 2010	January 14, 2011	0.225
February 4, 2011	March 31, 2011	April 15, 2011	0.225
May 6, 2011	June 30, 2011	July 15, 2011	0.225
Total (2011)			$0.751
Fiscal 2012
June 28, 2011	July 29, 2011	August 15, 2011	$0.075	(2)
June 28, 2011	August 31, 2011	September 15, 2011	0.075
June 28, 2011	September 30, 2011	October 14, 2011	0.075
September 8, 2011	October 31, 2011	November 15, 2011	0.077
September 8, 2011	November 30, 2011	December 15, 2011	0.077
September 8, 2011	December 30, 2011	January 13, 2012	0.077
November 7, 2011	January 31, 2012	February 15, 2012	0.077
November 7, 2011	February 29, 2012	March 15, 2012	0.077
November 7, 2011	March 30, 2012	April 13, 2012	0.077
February 3, 2012	April 30, 2012	May 15, 2012	0.077
February 3, 2012	May 31, 2012	June 15, 2012	0.077
February 3, 2012	June 29, 2012	July 13, 2012	0.077
Total (2012)			$0.918
Fiscal 2013
May 7, 2012	July 31, 2012	August 15, 2012	$0.077
May 7, 2012	August 31, 2012	September 14, 2012	0.077
May 7, 2012	September 28, 2012	October 15, 2012	0.077
September 10, 2012	October 31, 2012	November 15, 2012	0.077
September 10, 2012	November 30, 2012	December 14, 2012	0.077
September 10, 2012	December 31, 2012	January 15, 2013	0.077
November 5, 2012	January 31, 2013	February 15, 2013	0.077
November 5, 2012	February 28, 2013	March 15, 2013	0.077
November 5, 2012	March 29, 2013	April 15, 2013	0.077
February 5, 2013	April 30, 2013	May 15, 2013	0.077
February 5, 2013	May 31, 2012	June 14, 2013	0.077
February 5, 2013	June 28, 2013	July 15, 2013	0.077
Total (2013)			$0.924
Fiscal 2014
May 3, 2013	July 31, 2013	August 15, 2013	$0.077
May 3, 2013	August 30, 2013	September 13, 2013	0.077
May 3, 2013	September 30, 2013	October 15, 2013	0.077
September 9, 2013	October 31, 2013	November 15, 2013	0.077
September 9, 2013	November 29, 2013	December 13, 2013	0.077
September 9, 2013	December 31, 2013	January 15, 2014	0.077
November 7, 2013	January 31, 2014	February 15, 2014	0.067
November 7, 2013	February 28, 2014	March 15, 2014	0.067
November 7, 2013	March 31, 2014	April 15, 2014	0.067
February 5, 2014	April 30, 2014	May 15, 2014	0.067
February 5, 2014	May 30, 2014	June 13, 2014	0.067
February 5, 2014	June 30, 2014	July 15, 2014	0.067
Total (2014)			$0.864

Date Declared	Record Date	Payment Date	Amount
Fiscal 2015
May 2, 2014	July 31, 2014	August 15, 2014	$0.067
May 2, 2014	August 29, 2014	September 15, 2014	0.067
May 2, 2014	September 30, 2014	October 15, 2014	0.067
September 8, 2014	October 31, 2014	November 14, 2014	0.067
September 8, 2014	November 28, 2014	December 15, 2014	0.067
September 8, 2014	December 31, 2014	January 15, 2015	0.067
Total (2015 to date)			$0.402

(1)	This quarterly dividend was prorated for the number of days remaining in the third calendar quarter after our initial public offering. Our initial public offering was on August 31, 2010, and the gross amount of the prorated dividend was $0.225.
(2)	From our initial public offering through the fourth fiscal quarter of 2011, we paid quarterly dividends, but in the first fiscal quarter of 2012 we began paying, and we intend to continue paying, monthly dividends to our stockholders. Our monthly dividends, if any, will be determined by our Board of Directors on a quarterly basis.

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Investment Advisory Agreement with Full Circle Advisors. John E. Stuart, our Co-Chief Executive Officer and Chairman, and Gregg J. Felton, our Co-Chief Executive Officer and President, are both managing members of, and have financial and controlling interests in, Full Circle Advisors.
•	We have entered into the Administration Agreement with Full Circle Service Company. Pursuant to the terms of the Administration Agreement, Full Circle Service Company provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. Mr. Stuart, our Co-Chief Executive Officer and Chairman, and Mr. Felton, our Co-Chief Executive Officer and President, are managing members of, and have financial and controlling interests in, Full Circle Service Company.
•	We have entered into a license agreement with Full Circle Advisors, pursuant to which Full Circle Advisors has agreed to grant us a non-exclusive, royalty-free license to use the name “Full Circle.”
•	Our former Chief Financial Officer, Treasurer and Secretary, William E. Vastardis, is the Chairman of Conifer Financial Services, LLC (“Conifer”). Full Circle Service Company has engaged Conifer to provide certain administrative services to us. For the year ended June 30, 2014, Conifer earned $200,000 for services provided under the Sub-Administration Agreement. On September 30, 2013, Michael J. Sell succeeded Mr. Vastardis as our Chief Financial Officer, Treasurer, and Secretary.

Certain members of Full Circle Advisors’ investment committee presently manage Full Circle Funding, LP, a specialty lender serving lower middle-market companies. Although the existing investment funds managed by Full Circle Funding, LP, which currently consist of the Legacy Funds, are no longer making investments in new opportunities, any affiliated investment vehicle formed in the future and managed by our investment adviser or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. Full Circle Advisors and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, Full Circle Advisors or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with Full Circle Advisors’ allocation procedures.

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

Recent Developments

Personnel Changes

Effective July 25, 2014, our Board of Directors expanded its size to include six directors and appointed Terence ‘Tad’ Flynn to serve as a director until the 2015 Annual Meeting of Stockholders scheduled for January 2015.

Change in Certifying Accountant

On June 30, 2014, KPMG LLP (“KPMG”) acquired certain assets of ROTHSTEIN-KASS, P.A. (d/b/a Rothstein Kass & Company, P.C.) and certain of its affiliates (“Rothstein Kass”), our independent registered public accounting firm. As a result of this transaction, on June 30, 2014, Rothstein Kass resigned as our independent registered public accounting firm. Concurrent with such resignation, we approved the engagement of KPMG as our new independent registered public accounting firm through the completion of their audit work for our fiscal year ended June 30, 2014.

Credit Facility

On September 12, 2014, we entered into an amendment to our Credit Facility with Santander Bank, N.A. to increase the size of the facility from $45,000,000 to $60,000,000 and to provide additional criteria for eligibility of loans under the borrowing base under the credit facility (the “Amendment”).

Dividend

On September 8, 2014, the Board of Directors declared monthly dividends of $0.067, $0.067 and $0.067 per share payable on November 14, 2014 for holders of record at October 30, 2014, December 15, 2014 for holders of record at November 28, 2014 and January 15, 2015 for holders of record at December 31, 2014.

Recent Portfolio Activity

On July 23, 2014, the Company closed on approximately $0.4 million of a $3.0 million senior secured revolving line of credit to Medinet Investments, LLC, a medical liability claims factoring company. The credit facility bears interest at LIBOR plus 13.00% with a LIBOR floor of 0.50% and has a final maturity of July 23, 2017.

On July 31, 2014, the Company placed ProGrade Ammo Group, LLC in default and ceased accruing interest on the senior secured revolving loan and senior secured term loan.

On August 13, 2014, the Company funded approximately $1.0 million of a $1.25 million revolving term loan and $3.2 million of a $5.75 senior secured term loan to U.S. Oilfield Company, LLC, an oil and gas field services company. The Company funded an additional $1.9 million, net, during September 2014 under the credit facility. The credit facility bears interest at LIBOR plus 12.50% and has a final maturity of August 13, 2017.

On August 19, 2014, the Company purchased approximately $4.0 million of a $210 million senior secured note to US Shale Solutions, Inc., an oil and gas field services company. The credit facility bears interest at 12.50% and has a final maturity of September 1, 2017.

On September 3, 2014, the senior secured credit facility with US Path Labs, LLC, a healthcare services company, was paid off at par plus accrued interest and fees for total proceeds of $3,594,076.

On September 22, 2014, the Company sold $4,937,500 of the senior secured term loan to Dynamic Energy Services International, LLC for $4,851,094 plus accrued interest.

On September 22, 2014, the Company sold $4,000,000 of the subordinated term loan to RCS Capital Corporation, for $4,060,000 plus accrued interest.

Equity Offering

On July 17, 2014, we sold 506,000 shares of our common stock at $7.40 per share in a direct registered offering to certain investors for total gross proceeds of approximately $3.7 million.

Note Offering

On July 17, 2014, we closed an offering of our 8.25% fixed-rate notes due 2020 (the “Notes”). The Notes offering consisted of $12,500,000 in aggregate principal amount of the Notes. The Notes were sold at price of $25.375 plus accrued interest from June 30, 2014, a premium to par value of $25.00 per Note, for total gross proceeds of approximately $12.7 million. The Notes are a further issuance of, rank equally in right of payment with, and form a single series with the $21.1 million of currently outstanding Notes that will mature on June 30, 2020, and may be redeemed in whole or in part at any time or from time to time at our option on or after June 30, 2016. The Notes are listed on the NASDAQ Global Market and trade under the trading symbol “FULLL.”

Operating Expense Reimbursement

Our investment adviser has agreed to reimburse us for any operating expenses, excluding interest expenses, investment advisory and management fees, and offering expenses, in excess of 1.5% of our net assets, beginning with our fiscal quarter ending September 30, 2014 through the end of our fiscal year 2015. For our fiscal year 2016 and beyond, our investment adviser had agreed to reimburse us for any operating expenses, excluding interest expenses, investment advisory and management fees, and offering expenses, in excess of 1.75% of our net assets.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2014, 7 debt investments in our portfolio bore interest at a fixed rate, and the remaining 29 debt investments bore interest at variable rates, representing approximately $21.0 million and $97.3 million in principal debt, respectively. The variable rates are based upon the Prime Rate or LIBOR.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1% increase in the underlying Prime Rate or LIBOR, and no other change in our portfolio as of June 30, 2014. We have also assumed outstanding borrowings by the Company of $29.6 million, with $8.4 million having a floating rate based upon LIBOR. Under this analysis, net investment income would increase by approximately $0.5 million annually. If we had instead assumed a 1% decrease in the underlying Prime Rate or LIBOR, net investment income would decrease by approximately $0.0 million. Although management believes that this analysis is indicative of our existing interest rate sensitivity at June 30, 2014, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Full Circle Capital Corporation:

We have audited the accompanying consolidated statement of assets and liabilities of Full Circle Capital Corporation (the “Company”), including the consolidated schedule of investments, as of June 30, 2014, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of June 30, 2014, by correspondence with custodians, or by other appropriate auditing procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Full Circle Capital Corporation as of June 30, 2014, and the results of its operations, the changes in its net assets and cash flows for the year ended June 30, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
September 22, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Full Circle Capital Corporation

We have audited the accompanying consolidated statements of assets and liabilities of Full Circle Capital Corporation (the “Company”), including the consolidated schedules of investments as of June 30, 2013, the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended June 30, 2013. We have also audited the accompanying consolidated financial highlights for each of the two years in the period ended June 30, 2013, as well as for the period from August 31, 2010 (commencement of operations) to June 30, 2011. These consolidated financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of June 30, 2013 by correspondence with the custodian and brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of the Full Circle Capital Corporation as of June 30, 2013, the results of their operations and their cash flows for each of the two years in the period ended June 30, 2013, and the consolidated financial highlights for each of the two years in the period ended June 30, 2013 as well as for the period from August 31, 2010 (commencement of operations) to June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein Kass

Roseland, New Jersey
September 12, 2013

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

		June 30, 2014	June 30, 2013
Assets
Control Investments at Fair Value (Cost of $20,253,149 and $18,139,543, respectively)	(NOTE 2, 9)	$17,539,057	$19,115,440
Affiliate Investments at Fair Value (Cost of $20,177,115 and $17,954,622, respectively)	(NOTE 2, 9)	14,588,417	16,547,903
Non-Control/Non-Affiliate Investments at Fair Value (Cost of $123,605,311 and $53,220,538, respectively)	(NOTE 2, 9)	118,063,285	52,511,158
Total Investments at Fair Value (Cost of $164,035,575 and $89,314,703, respectively)		150,190,759	88,174,501
Cash		—	18,029,115
Deposit with Broker		2,525,000	—
Interest Receivable	(NOTE 2)	1,016,726	1,097,970
Principal Receivable		207,233	104,768
Dividends Receivable		—	36,705
Due from Affiliate		4,273	—
Due from Portfolio Investment		135,288	105,030
Receivable from Notes Offering		—	2,299,704
Prepaid Expenses		57,470	61,198
Other Assets		750,326	1,437,273
Deferred Offering Expenses		—	86,834
Deferred Debt Issuance Costs	(NOTE 8)	947,937	1,086,895
Deferred Credit Facility Fees	(NOTE 8)	449,350	543,846
Total Assets		156,284,362	113,063,839
Liabilities
Due to Affiliates	(NOTE 5)	891,966	728,371
Bank Overdraft		821,316	—
Accounts Payable		154,771	471,297
Accrued Liabilities		30,086	10,172
Due to Broker		25,000,221	—
Payable for Investments Acquired		24,900,172	—
Dividends Payable		766,683	582,842
Interest Payable		45,254	134,167
Other Liabilities		1,076,800	358,696
Accrued Offering Expenses		35,828	—
Line of Credit	(NOTE 8)	8,435,463	25,584,147
Notes Payable 8.25% due June 30, 2020	(NOTE 8)	21,145,525	21,145,525
Distribution Notes	(NOTE 8)	—	3,404,583
Total Liabilities		83,304,085	52,419,800
Net Assets		$72,980,277	$60,644,039
Components of Net Assets
Common Stock, par value $0.01 per share (100,000,000 authorized; 11,443,034 and 7,569,382 issued and outstanding, respectively)		$114,430	$75,694
Paid-in Capital in Excess of Par		92,103,666	66,319,579
Distributions in Excess of Net Investment Income		(131,251)	(200,200)
Accumulated Net Realized Losses		(5,261,752)	(4,410,832)
Accumulated Net Unrealized Losses		(13,844,816)	(1,140,202)
Net Assets		$72,980,277	$60,644,039
Net Asset Value Per Share		$6.38	$8.01

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		Year ended June 30, 2014	Year ended June 30, 2013	Year ended June 30, 2012
Investment Income
Interest Income from Non-Control/Non-Affiliate Investments		$6,486,729	$7,400,633	$7,068,048
Interest Income from Affiliate Investments		2,701,361	1,587,281	1,203,935
Interest Income from Control Investments		1,963,407	1,504,343	708,854
Dividend Income from Control Investments		114,704	223,474	57,216
Other Income from Non-Control/Non-Affiliate Investments	(NOTE 2)	2,490,900	1,136,661	489,882
Other Income from Affiliate Investments	(NOTE 2)	16,592	143,631	155,187
Other Income from Control Investments	(NOTE 2)	50,000	50,000	143,889
Total Investment Income		13,823,693	12,046,023	9,827,011
Operating Expenses
Management Fee	(NOTE 5)	1,631,694	1,431,851	1,186,841
Incentive Fee	(NOTE 5)	1,511,362	1,339,833	1,197,590
Total Advisory Fees		3,143,056	2,771,684	2,384,431
Allocation of Overhead Expenses	(NOTE 5)	180,737	310,412	316,173
Sub-Administration Fees	(NOTE 5)	200,000	223,429	312,457
Officers’ Compensation	(NOTE 5)	301,925	300,736	267,153
Total Costs Incurred Under Administration Agreement		682,662	834,577	895,783
Directors’ Fees		127,625	124,500	119,500
Interest Expenses	(NOTE 8)	2,693,487	1,854,495	889,055
Professional Services Expense		610,362	567,126	625,101
Bank Fees		56,184	16,429	12,228
Tax Expenses		—	4,369	—
Other		479,596	492,262	381,202
Total Gross Operating Expenses		7,792,972	6,665,442	5,307,300
Management Fee Waiver and Expense Reimbursement		—	—	(313,792)
Total Net Operating Expenses		7,792,972	6,665,442	4,993,508
Net Investment Income		6,030,721	5,380,581	4,833,503
Net Change in Unrealized Gain (Loss) on Investments		(12,704,614)	2,636,310	(1,979,965)
Net Realized Loss on:
Investments		(947,601)	(4,215,748)	(175,366)
Foreign Currency Transactions		(901)	—	—
Net Realized Loss		(948,502)	(4,215,748)	(175,366)
Net Increase (Decrease) in Net Assets Resulting from Operations		$(7,622,395)	$3,801,143	$2,678,172
Earnings (Loss) per Common Share Basic and Diluted	(NOTE 4)	$(0.88)	$0.54	$0.43
Net Investment Income per Common Share Basic and Diluted		$0.71	$0.77	$0.78
Weighted Average Shares of Common Stock Outstanding Basic and Diluted		8,698,814	7,018,286	6,219,382

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year ended June 30, 2014	Year ended June 30, 2013	Year ended June 30, 2012
Increase (Decrease) in Net Assets Resulting from Operations:
Net Investment Income	$6,030,721	$5,380,581	$4,833,503
Net Change in Unrealized Gain (Loss) on Investments	(12,704,614)	2,636,310	(1,979,965)
Net Realized Loss on:
Investments	(947,601)	(4,215,748)	(175,366)
Foreign Currency Transactions	(901)	—	—
Net Realized Loss	(948,502)	(4,215,748)	(175,366)
Net Increase (Decrease) in Net Assets Resulting from Operations	(7,622,395)	3,801,143	2,678,172
Dividends to Shareholders	(7,560,031)	(6,578,309)	(5,709,393)
Capital Share Transactions:
Issuance of Common Stock	28,412,404	10,665,000	—
Less Offering Costs and Underwriting Fees	(893,740)	(686,580)	—
Net Increase in Net Assets Resulting from Capital Share Transactions	27,518,664	9,978,420	—
Total Increase (Decrease) in Net Assets	12,336,238	7,201,254	(3,031,221)
Net Assets at Beginning of Year	60,644,039	53,442,785	56,474,006
Net Assets at End of Year	$72,980,277	$60,644,039	$53,442,785
Capital Share Activity:
Shares Issued	3,873,652	1,350,000	—
Shares Outstanding at Beginning of Year	7,569,382	6,219,382	6,219,382
Shares Outstanding at End of Year	11,443,034	7,569,382	6,219,382

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30, 2014	Year ended June 30, 2013	Year ended June 30, 2012
Cash Flows from Operating Activities:
Net Increase (Decrease) in Net Assets Resulting from Operations	$(7,622,395)	$3,801,143	$2,678,172
Adjustments to Reconcile Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Used in Operating Activities
Purchases of Investments	(203,504,693)	(137,146,751)	(175,349,323)
Proceeds from Sale or Refinancing of Investments	128,301,503	142,607,861	161,664,071
Net Realized Loss on:
Investments	947,601	4,215,748	175,366
Foreign Currency Transactions	901	—	—
Net Change in Unrealized (Gain) Loss on Investments	12,704,614	(2,636,310)	1,979,965
Amortization and Accretion of Fixed Income Premiums and Discounts	(466,184)	(368,279)	(522,732)
Amortization of Deferred Debt Issuance Costs	158,060	1,277	—
Amortization of Deferred Credit Facility Fees	279,561	16,950	—
Change in Operating Assets and Liabilities
Deposit with Broker	(2,525,000)	2,350,000	307,859
Interest Receivable	81,244	(195,259)	(222,184)
Principal Receivable	(102,465)	408,604	(513,372)
Dividends Receivable	36,705	(36,705)	—
Due from Affiliate	(4,273)	—	—
Due from Portfolio Investment	(30,258)	(93,890)	(11,140)
Prepaid Expenses	3,728	(18,145)	(9,411)
Other Assets	686,947	(1,411,774)	187,462
Due to Affiliates	163,595	148,018	(12,065)
Accounts Payable	(316,526)	355,556	(548)
Accrued Liabilities	19,914	(69,479)	6,423
Due to Broker	25,000,221	(22,500,041)	(3,499,591)
Payable for Investments Acquired	24,900,172	—	—
Interest Payable	(88,913)	(8,351)	119,157
Other Liabilities	718,104	218,238	(271,713)
Net Cash Used in Operating Activities	(20,657,837)	(10,361,589)	(13,293,604)
Cash Flows from Financing Activities:
Bank Overdraft	821,316	—	—
Borrowings Under Credit Facility	133,483,457	98,538,884	74,148,309
Payments Under Credit Facility	(150,632,141)	(91,499,397)	(55,603,649)
Dividends Paid to Shareholders	(7,376,190)	(6,474,359)	(6,629,862)
Deferred Credit Facility Fees	(185,065)	(510,796)	—
Deferred Debt Issuance Costs	(19,102)	—	—
Payment of Offering Expenses and Underwriting Fees	(771,078)	(725,426)	(47,988)
Payment of Distribution Notes	(3,404,583)	—	—
Proceeds From Notes Payable	2,299,704	17,757,649	—
Proceeds From Issuance of Common Stock	28,412,404	10,665,000	—
Net Cash Provided by Financing Activities	2,628,722	27,751,555	11,866,810
Total Increase (Decrease) in Cash	(18,029,115)	17,389,966	(1,426,794)
Cash Balance at Beginning of Year	18,029,115	639,149	2,065,943
Cash Balance at End of Year	$—	$18,029,115	$639,149
Supplemental Disclosure of Non-Cash Financing Activity:
Dividends Declared, not yet Paid	$766,683	$582,842	$478,892
Accrued Offering Expenses	$35,828	$—	$19,697
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Year for Interest	$2,344,779	$1,844,619	$769,898

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2014

Description(1)	Industry	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Control Investments(3)
New Media West, LLC	Cable TV/ Broadband Services	Senior Secured Term Loan, 9.00%, 12/31/2017	$4,826,711	$4,826,711	$4,605,326	6.31%
		Limited Liability Company Interestsˆ,(5)	720	3,600,000	1,061,353	1.45%
New Media West, LLC Total				8,426,711	5,666,679	7.76%
Takoda Resources Inc.*	Geophysical Surveying And Mapping Services	Senior Secured Term Loan, 16.00%, 4/1/2016	$2,692,828	2,692,828	2,557,379	3.50%
		Common Stockˆ,(6)	749	—	—	—%
Takoda Resources Inc. Total				2,692,828	2,557,379	3.50%
Texas Westchester Financial, LLC	Consumer Financing	Limited Liability Company Interestsˆ	9,278	905,819	540,037	0.74%
The Finance Company, LLC	Consumer Financing	Senior Secured Term Loan, 15.00% (LIBOR plus 14.25%, 15.00% floor), 9/30/2015	$5,163,547	5,117,223	5,258,384	7.21%
		Limited Liability Company Interests	50	140,414	1,956,521	2.68%
The Finance Company, LLC Total				5,257,637	7,214,905	9.89%
TransAmerican Asset Servicing Group, LLC	Asset Recovery Services	Senior Secured Revolving Loan, 12.00%, 7/25/2016	$3,008,154	2,970,154	1,560,057	2.14%
		Limited Liability Company Interestsˆ,(7)	75	—	—	—%
TransAmerican Asset Servicing Group, LLC Total				2,970,154	1,560,057	2.14%
Total Control Investments				20,253,149	17,539,057	24.03%
Affiliate Investments(4)
Advanced Cannabis Solutions, Inc.	Non-Residential Property Owner	Warrant for 1,000,000 shares (at a $5.50 strike price), 1/21/2017	1	500,000	2,356,212	3.23
Modular Process Control, LLC	Energy Efficiency Services	Senior Secured Revolving Loan, 14.50% (LIBOR plus 13.50%, 14.50% floor), 3/28/2017	$984,569	956,401	984,569	1.35%
		Senior Secured Term Loan, 15.50% (LIBOR plus 14.50%, 15.50% floor), 3/28/2017	$5,000,000	4,768,199	2,845,333	3.90%
		Senior Secured Term Loan – Tranche 2, 18.00%, 3/28/2017***	$795,237	795,237	141,208	0.19%
		Modular Process Control, LLC – Warrant for 14.50% of the outstanding Class B LLC Interests (at a $0.01 strike price), expire 3/28/2023ˆ	1	288,000	—	—%
Modular Process Control, LLC Total				6,807,837	3,971,110	5.44%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2014

Description(1)	Industry	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Affiliate Investments (continued)
ProGrade Ammo Group, LLC	Munitions	Senior Secured Revolving Loan, 9.19% (LIBOR plus 9.00%, 9.19% floor), 3/30/2016	$3,249,300	$3,249,300	$3,249,300	4.45%
		Senior Secured Term Loan, 16.19% (LIBOR plus 16.00%, 16.19% floor), 3/30/2016	$4,843,750	4,839,156	883,984	1.21%
		Warrants for 9.5% of the outstanding LLC interests (at a $10.00 strike price), expire 8/2/2018ˆ	181,240	176,770	—	—%
ProGrade Ammo Group, LLC Total				8,265,226	4,133,284	5.66%
SOLEX Fine Foods, LLC; Catsmo, LLC	Food Distributors & Wholesalers	Senior Secured Term Loan, 12.30% (LIBOR plus 12.14%), 12/28/2016	$3,900,000	3,825,213	3,792,490	5.20%
		Limited Liability Company Interestsˆ,(8)	1	290,284	78,775	0.11%
		Warrants for 1.6% of the outstanding LLC interests (strike price $0.01), expire 12/31/2022ˆ,(8)	1	58,055	17,649	0.02%
SOLEX Fine Foods, LLC; Catsmo, LLC Total				4,173,552	3,888,914	5.33%
West World Media, LLC	Information and Data Services	Limited Liability Company Interestsˆ,(9)	85,210	430,500	238,897	0.33
Total Affiliate Investments				20,177,115	14,588,417	19.99%
Other Investments
Attention Transit Advertising Systems, LLC	Outdoor Advertising Services	Senior Secured Term Loan, 11.50%, 9/30/2016	$2,147,504	2,147,504	2,174,419	2.98%
Background Images, Inc.	Equipment Rental Services	Senior Secured Term Loan – Term A, 14.66% (LIBOR plus 14.50%), 6/28/2015	$1,109,750	1,109,750	1,136,939	1.56%
		Senior Secured Term Loan – Term B, 16.41% (LIBOR plus 16.25%), 6/28/2015	$627,250	627,250	641,321	0.88%
Background Images, Inc. Total				1,737,000	1,778,260	2.44%
Blackstrap Broadcasting, LLC	Radio Broadcasting	Senior Secured Term Loan, 6.16% (LIBOR plus 6.00%), 7/31/2014(10)	$3,095,547	3,095,547	2,466,841	3.38%
		Subordinated Secured Term Loan, 16.00% (PRIME plus 7.75%, 16.00% floor), 7/31/2014(10)	$3,500,000	3,500,000	—	—%
Blackstrap Broadcasting, LLC Total				6,595,547	2,466,841	3.38%
Butler Burgher Group, LLC	Real Estate Management Services	Senior Secured Revolving Loan, 12.00% (LIBOR plus 11.75%, 12.00% floor), 6/30/2017	$750,000	743,250	743,250	1.02%
		Senior Secured Term Loan, 12.00% (LIBOR plus 11.75%, 12.00% floor), 6/30/2017	$8,000,000	7,928,006	7,928,006	10.86%
Butler Burgher Group, LLC Total				8,671,256	8,671,256	11.88%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2014

Description(1)	Industry	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Other Investments (continued)
CPX, Inc.	Industrial Molded Products	Senior Secured Revolving Loan, 14.19% (LIBOR plus 14.00%, 14.19% floor), 9/30/2016	$2,000,000	$1,984,726	$2,000,000	2.74%
		Senior Secured Term Loan, 14.69% (LIBOR plus 14.50%, 14.69% floor), 9/30/2016	$950,000	938,103	953,040	1.31%
CPX, Inc. Total				2,922,829	2,953,040	4.05%
Dynamic Energy Services International, LLC	Oil and Gas Field Services	Senior Secured Term Loan, 9.50%, (LIBOR plus 8.50%, 9.50% floor), 3/12/2018	$4,937,500	4,845,331	4,845,331	6.64%
Esselte Holdings Inc., Esselte AB*	Stationery, Tablets, and Related Products	Senior Secured Term Loan, 10.75% (LIBOR plus 8.75%, 10.75% floor), 2/29/2016	$1,779,931	1,780,317	1,794,764	2.46%
GW Power, LLC and Greenwood Fuels WI, LLC	Electric Services	Senior Secured Term Loan, 12.16% (LIBOR plus 12.00%, 12.16% floor), 3/31/2016	$6,000,000	5,947,109	5,947,109	8.15%
Infinite Aegis Group, LLC	Healthcare Billing and Collections	Senior Secured Revolving Loan, 12.19% (LIBOR plus 12.00%, 12.19% floor), 7/31/2017	$1,550,000	1,536,485	1,550,000	2.12%
		Senior Secured Term Loan, 15.19% (LIBOR plus 15.00%, 15.19% floor), 7/31/2017***	$3,950,458	3,842,232	3,846,957	5.27%
		Warrants for 2.0% of the outstanding LLC interests (at a $0.01 strike price), expire 8/1/2023ˆ	1	107,349	52,415	0.07%
Infinite Aegis Group, LLC Total				5,486,066	5,449,372	7.46%
JN Medical Corporation	Biological Products	Senior Secured Term Loan, 11.25%, (LIBOR plus 11.00%, 11.25% floor, 12.00% cap), 6/30/2016	$3,500,000	3,465,000	3,465,000	4.75%
MDU Communications (USA) Inc.	Cable TV/ Broadband Services	Senior Secured Term Loan – Tranche A, 2.00%, 10/3/2014(10)	$1,755,111	1,755,111	451,766	0.62%
Ocean Protection Services*	Maritime Security Services	Senior Secured Term Loan, 12.50%, (LIBOR plus 12.00%, 12.50% floor), 3/4/2017	$7,000,000	6,935,624	7,136,267	9.78%
PEAKS Trust 2009-1*	Consumer Financing	Senior Secured Term Loan, 7.50%, (LIBOR plus 5.50%, 7.50% floor), 1/27/2020	$10,296,774	8,560,025	8,803,741	12.06%
PR Wireless, Inc.	Wireless Communications	Senior Secured Term Loan, 10.00%, (LIBOR plus 9.00%, 10.00% floor), 6/27/2020	$8,500,000	7,695,855	7,695,855	10.54%
		Warrant for 101 shares (at a $0.01 strike price), 6/27/2024	1	634,145	634,145	0.87%
PR Wireless, Inc. Total				8,330,000	8,330,000	11.41%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2014

Description(1)	Industry	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Other Investments (continued)
Pristine Environments, Inc.	Building Cleaning and Maintenance Services	Senior Secured Revolving Loan, 11.70% (LIBOR plus 11.50%, 11.70% floor), 3/31/2017	$3,378,379	$3,378,379	$3,519,370	4.82%
		Senior Secured Term Loan A, 12.70% (LIBOR plus 12.50%, 12.70% floor), 3/31/2017	$1,049,875	1,041,852	1,079,097	1.48%
		Senior Secured Term Loan B, 12.70% (LIBOR plus 12.50%, 12.70% floor), 3/31/2017	$3,250,000	3,175,000	3,336,125	4.57%
Pristine Environments, Inc. Total				7,595,231	7,934,592	10.87%
RCS Capital Corp.*	Financial Services	Subordinated Secured Term Loan, 10.50%, (LIBOR plus 9.50%, 10.50% floor), 4/29/2021	$7,500,000	7,628,939	7,743,750	10.61%
SiTV, LLC****	Television Programming	Senior Secured Note, 10.375%, 7/1/2019	$7,000,000	7,050,000	7,175,000	9.83%
The Selling Source, LLC	Information and Data Services	Senior Secured Term Loan, 12.54%, 1/31/2017	$3,637,572	3,613,822	2,442,630	3.35%
US Path Labs, LLC	Healthcare Services	Senior Secured Term Loan, 14.00% (LIBOR plus 13.25%, 14.00% floor), 8/31/2014	$3,500,000	3,482,306	3,500,000	4.80%
VaultLogix, LLC	Information Retrieval Services	Warrants for Variable% Ownership, (at a $307.855 strike price), expire 1/14/2019ˆ	3,349	56,147	—	—%
United States Treasury		United States Treasury Bill** (0.11)%, 7/3/2014	$25,000,000	25,000,147	25,000,147	34.26%
Total Other Investments				123,605,311	118,063,285	161.78%
Total Investments				$164,035,575	$150,190,759	205.80%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2014

The following tables show the fair value of our portfolio of investments by geography and industry as of June 30, 2014, excluding United States Treasury Bills.

	June 30, 2014
Geography	Investment at Fair Value (in millions)	Percentage of Net Assets
United States	$115.5	158.26%
United Kingdom	7.1	9.78
Canada	2.6	3.50
Total	$125.2	171.54%

	June 30, 2014
Industry	Investment at Fair Value (in millions)	Percentage of Net Assets
Consumer Financing	$16.5	22.69%
Real Estate Management Services	8.7	11.88
Wireless Communications	8.3	11.41
Building Cleaning and Maintenance Services	7.9	10.87
Financial Services	7.7	10.61
Television Programming	7.2	9.83
Maritime Security Services	7.1	9.78
CableTV/Broadband Services	6.1	8.38
Electric Services	5.9	8.15
Healthcare Billing and Collections	5.4	7.47
Oil and Gas Field Services	4.8	6.64
Munitions	4.1	5.66
Energy Efficiency Services	4.0	5.44
Food Distributors and Wholesalers	3.9	5.33
Healthcare Services	3.5	4.80
Biological Products	3.5	4.75
Industrial Molded Products	3.0	4.05
Information and Data Services	2.7	3.67
Geophysical Surveying and Mapping Services	2.6	3.50
Radio Broadcasting	2.5	3.38
Non-Residential Property Owner	2.4	3.23
Outdoor Advertising Services	2.2	2.98
Stationery, Tablets, and Related Products	1.8	2.46
Equipment Rental Services	1.8	2.44
Asset Recovery Services	1.6	2.14
Total	$125.2	171.54%

(1)	Our investments are acquired in private transactions exempt from registration under the Securities Act of 1933, therefore are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act of 1933.
(2)	A majority of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to LIBOR or the U.S. prime rate, and which is reset daily, monthly, quarterly or

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2014

semi-annually. For each debt investment, the Company has provided the interest rate in effect as of June 30, 2014. If no reference to LIBOR or the U.S. prime rate is made, the rate is fixed.
(3)	“Control Investments” are investments in those companies that are “Control Investments” of the Company, as defined in the Investment Company Act of 1940. A company is deemed to be a “Control Investment” of Full Circle Capital Corporation if Full Circle Capital Corporation owns more than 25% of the voting securities of such company.
(4)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the Investment Company Act of 1940, which are not “Control Investments.” A company is deemed to be an “Affiliate” of Full Circle Capital Corporation if Full Circle Capital Corporation owns 5% or more, but less than 25%, of the voting securities of such company.
(5)	Full Circle Capital Corporation’s equity investment in New Media West, LLC is held through its wholly-owned subsidiary FC New Media, Inc.
(6)	Full Circle Capital Corporation’s equity investment in Takoda Resources Inc. is held through its wholly-owned subsidiary FC Takoda Holdings, LLC.
(7)	Full Circle Capital Corporation’s equity investment in TransAmerican Asset Servicing Group, LLC is held through its wholly-owned subsidiary TransAmerican Asset Servicing Group, Inc.
(8)	Full Circle Capital Corporation’s equity investments in SOLEX Fine Foods, LLC; Catsmo, LLC are held through its wholly-owned subsidiary FC New Specialty Foods, Inc.
(9)	A portion of Full Circle Capital Corporation’s investment in West World Media, LLC is held through its wholly-owned subsidiary Full Circle West, Inc. The remainder of the LLC interests are held directly by Full Circle Capital Corporation.
(10)	Investments were on non-accrual status as of June 30, 2014.
*	Investment is not a qualifying asset under Section 55(a) of the 1940 Act.
**	Interest rate shown reflects yield to maturity at time of purchase.
***	Security pays all or a portion of its interest in kind.
****	Security is a “when issued” security.
ˆ	Security is a non-income producing security.

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2013

Description(1)	Industry	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Control Investments(4)
New Media West, LLC	Cable TV Broadband Services	Senior Secured Term Loan, 9.00%, 12/31/2017	$5,079,679	$5,079,679	$5,079,679	8.38%
		Limited Liability Company Interestsˆ,(5)	720	3,600,000	4,203,006	6.93%
New Media West, LLC Total				8,679,679	9,282,685	15.31%
Takoda Resources Inc.*	Geophysical Surveying and Mapping Services	Senior Secured Term Loan, 16.00%, 4/1/2016	$1,469,063	1,469,063	1,469,063	2.42%
		Common Stockˆ,(6)	520	—	—	0.00%
Takoda Resources Inc. Total				1,469,063	1,469,063	2.42%
Texas Westchester Financial, LLC	Consumer Financing	Limited Liability Company Interestsˆ	9,278	905,819	602,154	0.99%
The Finance Company, LLC	Consumer Financing	Senior Secured Term Loan, 15.00% (LIBOR plus 14.25%, 15.00% floor), 9/30/2015	$4,663,547	4,585,205	4,698,524	7.75%
		Limited Liability Company Interests	50	140,414	1,604,577	2.65%
The Finance Company, LLC Total				4,725,619	6,303,101	10.40%
TransAmerican Asset Servicing Group, LLC	Asset Recovery Services	Senior Secured Term Loan, 14.25%, 7/25/2016	$2,400,000	2,359,363	1,458,437	2.40%
		Limited Liability Company Interestsˆ,(7)	75	—	—	0.00%
TransAmerican Asset Servicing Group, LLC Total				2,359,363	1,458,437	2.40%
Total Control Investments				18,139,543	19,115,440	31.52%
Affiliate Investments(3)
Modular Process Control, LLC	Energy Efficiency Services	Senior Secured Revolving Loan, 15.00% (LIBOR plus 14.00%, 15.00% floor), 3/28/2017	$3,500,000	3,310,894	3,500,000	5.77%
		Senior Secured Term Loan, 15.00% (LIBOR plus 14.00%, 15.00% floor), 3/28/2017	$2,500,000	2,342,415	2,407,833	3.97%
		Modular Process Control, LLC – Warrants for 8% of the outstanding Class B LLC Interests (at a $0.01 strike price), expire 3/28/2023ˆ	1	288,000	161,413	0.27%
Modular Process Control, LLC Total				5,941,309	6,069,246	10.01%
ProGrade Ammo Group, LLC	Munitions	Senior Secured Revolving Loan, 9.20% (LIBOR plus 9.00%, 9.20% floor), 8/1/2014	$1,907,735	1,907,735	1,907,735	3.14%
		Senior Secured Term Loan, 15.20% (LIBOR plus 15.00%, 15.20% floor), 8/1/2014	$5,468,750	5,389,137	4,304,089	7.10%
		Warrants for 9.5% of the outstanding LLC interests (at a $10.00 strike price), expire 8/2/2018ˆ	181,240	176,770	—	0.00%
ProGrade Ammo Group, LLC Total				7,473,642	6,211,824	10.24%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2013

Description(1)	Industry	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Affiliate Investments (continued)
SOLEX Fine Foods, LLC; Catsmo, LLC	Food Distributors & Wholesalers	Senior Secured Term Loan, 12.31% (LIBOR plus 12.14%), 12/28/2016	$3,900,000	$3,801,116	$3,859,440	6.37%
		Limited Liability Company Interestsˆ,(8)	1	250,000	139,247	0.23%
		Warrants for 1.6% of the outstanding LLC interests (strike price 0.01), expire 12/28/2022,(8)	1	58,055	32,695	0.05%
SOLEX Fine Foods, LLC; Catsmo, LLC Total				4,109,171	4,031,382	6.65%
West World Media, LLC	Information and Data Services	Limited Liability Company Interestsˆ,(9)	85,210	430,500	235,451	0.39%
Total Affiliate Investments				17,954,622	16,547,903	27.29%
Other Investments
Attention Transit Advertising Systems, LLC	Outdoor Advertising Services	Senior Secured Term Loan, 14.50%, 9/30/2016	$2,321,626	2,321,626	2,321,626	3.83%
Background Images, Inc.	Equipment Rental Services	Senior Secured Term Loan – Term A, 14.70% (LIBOR plus 14.50%), 6/28/2015	$1,466,250	1,456,440	1,465,419	2.42%
		Senior Secured Term Loan – Term B, 16.45% (LIBOR plus 16.25%), 6/28/2015	$828,750	823,118	783,058	1.29%
Background Images, Inc. Total				2,279,558	2,248,477	3.71%
Blackstrap Broadcasting, LLC	Radio Broadcasting	Senior Secured Term Loan, 5.00%, 7/31/2014	$3,000,000	3,000,000	2,588,600	4.27%
		Subordinated Secured Term Loan, 16.00%, (PRIME plus 7.75%, 16.00% floor), 7/31/2014	$3,500,000	3,500,000	3,034,383	5.00%
Blackstrap Broadcasting, LLC Total				6,500,000	5,622,983	9.27%
Coast Plating, Inc.	Aerospace Parts Plating and Finishing	Senior Secured Term Loan – Term A, 11.70% (LIBOR plus 11.50%, 11.70% floor), 9/13/2014	$1,401,686	1,401,687	1,412,666	2.33%
		Senior Secured Term Loan – Term B, 12.45% (LIBOR plus 12.25%, 12.45% floor), 9/13/2014	$3,431,714	3,431,714	3,412,268	5.63%
Coast Plating, Inc. Total				4,833,401	4,824,934	7.96%
CSL Operating, LLC	Industrial Metal Treatings	Senior Secured Term Loan – Term A, 11.70% (LIBOR plus 11.50%, 11.70% floor), 5/11/2014	$1,866,720	1,863,691	1,860,435	3.07%
		Senior Secured Term Loan – Term B, 11.70% (LIBOR plus 11.50%, 11.70% floor), 5/11/2014	$1,866,720	1,863,691	1,856,142	3.06%
CSL Operating, LLC Total				3,727,382	3,716,577	6.13%
Employment Plus, Inc.	Staffing Services	Senior Secured Term Loan, 12.00% (LIBOR plus 11.76%, 12.00% floor), 10/24/2013	$5,000,000	5,000,000	5,000,000	8.24%
Global Energy Efficiency Holdings, Inc.	Energy Efficiency Services	Senior Secured Revolving Loan, 13.20% (LIBOR plus 13.00%), 9/7/2015	$4,444,961	4,439,802	4,523,933	7.46%
		Senior Secured Term Loan, 13.20% (LIBOR plus 13.00%), 9/7/2015	$1,000,000	990,088	1,036,900	1.71%
Global Energy Efficiency Holdings, Inc. Total				5,429,890	5,560,833	9.17%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2013

Description(1)	Industry	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Other Investments (continued)
iMedX, Inc.	Medical Transcription Services	Senior Secured Revolving Loan, 13.75% (LIBOR plus 13.50%, 13.75% floor), 09/19/2014	$1,578,962	$1,578,962	$1,685,752	2.78%
		Senior Secured Term Loan – Term A, 13.75% (LIBOR plus 13.50%, 13.75% floor), 09/19/2014	$2,450,686	2,437,028	2,482,790	4.09%
		Senior Secured Term Loan – Term B, 13.75% (LIBOR plus 13.50%, 13.75% floor), 09/19/2014	$1,071,180	1,071,180	1,073,679	1.77%
iMedX, Inc. Total				5,087,170	5,242,221	8.64%
MDU Communications (USA) Inc.	Cable TV Broadband Services	Senior Secured Term Loan – Tranche A, 12.85% (PRIME plus 4.10%, 12.85% floor), 12/31/2013	$5,000,000	5,000,000	4,914,000	8.10%
		Senior Secured Term Loan – Tranche C, 10.75% (PRIME plus 2.00%, 10.75% floor), 12/31/2013	$250,000	250,000	242,642	0.40%
		Senior Secured Term Loan – Tranche D, 9.75% (PRIME plus 1.00%, 9.75% floor), 12/31/2013	$1,480,000	1,480,000	1,427,213	2.35%
MDU Communications (USA) Inc. Total				6,730,000	6,583,855	10.85%
Pristine Environments, Inc.	Building Cleaning and Maintenance Services	Senior Secured Revolving Loan, 12.70%, (LIBOR plus 12.50%, 12.70% floor), 3/31/2017	$2,764,801	2,737,585	2,774,017	4.57%
		Senior Secured Term Loan, 12.70%, (LIBOR plus 12.50%, 12.70% floor), 3/31/2017	$1,135,000	1,123,828	1,143,437	1.89%
Pristine Environments, Inc. Total				3,861,413	3,917,454	6.46%
The Selling Source, LLC	Information and Data Services	Senior Secured Term Loan, 12.54%, 1/31/2017	$4,000,000	3,964,978	4,000,000	6.60%
US Path Labs, LLC	Healthcare Services	Senior Secured Term Loan, 14.00%, (LIBOR plus 13.25%, 14.00% floor), 3/31/2014	$3,470,000	3,428,973	3,472,198	5.73%
VaultLogix, LLC	Information Retrieval Services	Warrants for Variable% Ownership, (at a $307.855 strike price), expire 1/14/2019ˆ	3,439	56,147	—	0.00%
Total Other Investments				53,220,538	52,511,158	86.59%
Total Investments				$89,314,703	$88,174,501	145.40%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2013

The following tables show the fair value of our portfolio of investments by geography and industry as of June 30, 2013.

	June 30, 2013
Geography	Investment at Fair Value (in millions)	Percentage of Net Assets
United States	$86.7	142.97%
Canada	1.5	2.42
Total	$88.2	145.40%

	June 30, 2013
Industry	Investment at Fair Value (in millions)	Percentage of Net Assets
Cable TV/Broadband Services	$15.9	26.16%
Energy Efficiency Services	11.6	19.18
Consumer Financing	6.9	11.39
Munitions	6.2	10.24
Radio Broadcasting	5.6	9.28
Medical Transcription Services	5.2	8.64
Staffing Services	5.0	8.24
Aerospace Parts Plating and Finishing	4.8	7.96
Information and Data Services	4.2	6.98
Food Distributors and Wholesalers	4.0	6.65
Building Cleaning and Maintenance Services	3.9	6.46
Industrial Metal Treatings	3.8	6.13
Healthcare Services	3.6	5.73
Outdoor Advertising Services	2.3	3.83
Equipment Rental Services	2.2	3.71
Geophysical Surveying and Mapping Services	1.5	2.42
Asset Recovery Services	1.5	2.40
Total	$88.2	145.40%

(1)	Our investments are acquired in private transactions exempt from registration under the Securities Act of 1933, therefore are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act of 1933.
(2)	A majority of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to LIBOR or the U.S. prime rate, and which is reset daily, monthly, quarterly or semi-annually. For each debt investment, the Company has provided the interest rate in effect as of June 30, 2013. If no reference to LIBOR or the U.S. prime rate is made, the rate is fixed.
(3)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the Investment Company Act of 1940, which are not “Control Investments.” A company is deemed to be an “Affiliate” of Full Circle Capital Corporation if Full Circle Capital Corporation owns 5% or more, but less than 25%, of the voting securities of such company.
(4)	“Control Investments” are investments in those companies that are “Control Investments” of the Company, as defined in the Investment Company Act of 1940. A company is deemed to be a “Control Investment” of Full Circle Capital Corporation if Full Circle Capital Corporation owns more than 25% of the voting securities of such company.

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
June 30, 2014

Note 1. Organization

References herein to “we”, “us” or “our” refer to Full Circle Capital Corporation and Subsidiaries (“Full Circle Capital” or the “Company”) unless the context specifically requires otherwise.

We were formed as Full Circle Capital Corporation, a Maryland corporation, on April 16, 2010 and were funded in an initial public offering, or IPO, completed on August 31, 2010. We are a non-diversified, closed-end investment company that has filed an election to be treated as a business development company, or BDC, under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, we expect to qualify annually as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code. We invest primarily in senior secured term debt issued by lower middle-market companies. Our investment objective is to generate both current income and capital appreciation through debt and equity investments.

Note 2. Significant Accounting Policies

Use of Estimates and Basis of Presentation

The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Changes in the economic environment, financial markets, creditworthiness of our portfolio companies and any other parameters used in determining these estimates could cause actual results to differ materially.

The June 30, 2013 Consolidated Financial Statements were reclassified in order to be consistent with the new format used for the June 30, 2014 Consolidated Financial Statements.

Investment Classification

We are a non-diversified company within the meaning of the 1940 Act. We classify our investments by level of control. As defined in the 1940 Act, control investments are those where there is the ability or power to exercise a controlling influence over the management or policies of a company. Control is generally deemed to exist when a company or individual possesses or has the right to acquire within 60 days or less, a beneficial ownership of 25% or more of the voting securities of an investee company. Affiliated Investments and affiliated companies are defined by a lesser degree of influence and are deemed to exist through the possession outright or via the right to acquire within 60 days or less, beneficial ownership of 5% or more of the outstanding voting securities owned by another company or person.

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
June 30, 2014

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
June 30, 2014

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
June 30, 2014

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

Structuring fees, excess deal deposits, prepayment fees and similar fees are recognized as Other Income as earned, usually when received. Other fee income, including administrative and unused line fees, is included in Other Income. Income from such sources was $2,557,492, $1,300,292, and $788,958 for the years ended June 30, 2014, 2013, and 2012, respectively.

Change in unrealized gain (loss)on investments

Net change in unrealized appreciation or depreciation recorded on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

From time to time the Company may enter into a new transaction with a portfolio company as a result of the sale, merger, foreclosure, bankruptcy or other corporate event involving the portfolio company. In such cases, the Company may receive newly-issued notes, securities and/or other consideration in exchange for, or resulting from, the cancellation of the instruments previously held by the Company with regard to that portfolio company. In such cases, the Company may experience a realized loss on the instrument being sold or cancelled, and, concurrently, an elimination of any previously recognized unrealized losses on the portfolio investment. Such elimination of unrealized loss is included on the Consolidated Statements of Operations as an increase in the Net Change in Unrealized Gain (Loss) on Investments.

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
June 30, 2014

Note 2. Significant Accounting Policies  – (continued)

year. Any such carryover ICTI must be distributed before the end of that next tax year through a dividend declared prior to filing the final tax return related to the year which generated such ICTI.

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended June 30, 2014 and 2013, the Company reclassified for book purposes amounts arising from permanent book/tax differences related as follows:

	Year ended June 30, 2014	Year ended June 30, 2013
Capital in excess of par value	$(1,695,841)	$(1,100,573)
Accumulated undistributed net investment income	1,598,259	1,120,291
Accumulated net realized gain (loss) from investments	$97,582	$(19,718)

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended June 30, 2014 and 2013 were as follows:

	Year ended June 30, 2014	Year ended June 30, 2013
Ordinary income	$5,864,191	$5,489,254
Distributions of long-term capital gains	—	—
Return of capital	1,695,841	1,089,055
Distributions on a tax basis	$7,560,032	$6,578,309

For federal income tax purposes, the tax cost of investments owned at June 30, 2014 and 2013 were approximately $164,878,626 and $90,254,434, respectively. The net unrealized depreciation on investments owned at June 30, 2014 and 2013 were approximately $14,687,867 and $2,079,933, respectively.

At June 30, 2014 and 2013, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statement of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of certain investments in partnerships and wholly-owned subsidiary corporations, fee income and organizational expenses, as follows:

	As of June 30, 2014	As of June 30, 2013
Accumulated capital losses	$(4,418,701)	$(3,471,100)
Unrealized depreciation	(14,687,867)	(2,079,933)
Components of distributable earnings at year end	$(19,106,567)	$(5,551,033)

For the years ended June 30, 2014 and 2013, the net capital loss carryfowards were $947,601 and $3,471,100, respectively.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statement of Operations. There were no material uncertain income tax

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

Note 2. Significant Accounting Policies  – (continued)

positions at June 30, 2014. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company remains subject to examination by the Internal Revenue Service for the initial tax year ending June 30, 2011 and all future years.

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

Guarantees and Indemnification Agreements

We follow ASC Topic 460 — Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“ASC 460”). ASC 460 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, for those guarantees that are covered by ASC 460, the fair value of the obligation undertaken in issuing certain guarantees. ASC 460 did not have a material effect on the consolidated financial statements. Refer to Note 5 and Note 8 for further discussion of guarantees and indemnification agreements.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented. Basic and diluted earnings (loss) per share are the same since there are no potentially dilutive securities outstanding.

Organizational Expenses and Offering Costs

The Company did not incur organizational expenses during the years ended June 30, 2014, and 2013. The Company complies with the requirements of ASC 340-10-S99-1, “Expenses of Offering”. Deferred offering costs consist principally of legal and audit costs incurred through the balance sheet date that are related to an offering of equity securities. Such costs are charged against the gross proceeds of the offering or will be charged to the Company’s operations if the offering is not completed. Offering expenses related to the Company’s January 14, 2014, February 27, 2014, and June 19, 2014 offerings were $261,994, $47,236, and $44,826 respectively. Refer to Note 6.

Capital Accounts

Certain capital accounts including undistributed net investment income, accumulated net realized gain or loss, accumulated net unrealized appreciation or depreciation, and paid-in capital in excess of par, are adjusted, at least annually, for permanent differences between book and tax. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP.

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
June 30, 2014

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

As of June 30, 2014, we had approximately $4.5 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.

Note 4. Earnings (Loss) per Common Share

The following information sets forth the computation of basic and diluted earnings (loss) per common share for the years ended June 30, 2014, June 30, 2013, and June 30, 2012:

	Year ended June 30, 2014	Year ended June 30, 2013	Year ended June 30, 2012
Per Share Data(1):
Net Increase/(Decrease) in Net Assets Resulting from Operations	$(7,622,395)	$3,801,143	$2,678,172
Weighted average shares outstanding for period	8,698,814	7,018,286	6,219,382
Basic and diluted earnings (loss) per common share	$(0.88)	$0.54	$0.43

(1)	Per share data based on weighted average shares outstanding.

Note 5. Related Party Agreements and Transactions

Investment Advisory Agreement

On June 24, 2014, the Board re-approved an investment advisory agreement (the “Investment Advisory Agreement”) with Full Circle Advisors, LLC (the “Adviser”) under which the Adviser, subject to the overall supervision of our Board, manages the day-to-day operations of, and provides investment advisory services to, us. Under the terms of the Investment Advisory Agreement, our Adviser: (i) determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes, (ii) identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and (iii) closes and monitors investments we make.

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
June 30, 2014

Note 5. Related Party Agreements and Transactions  – (continued)

the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter will be appropriately pro-rated.

The total base management fees earned by the Adviser for the years ended June 30, 2014, 2013, and 2012, were $1,631,694, $1,431,851, and $1,186,841, respectively, before adjusting for the waivers of $0, $0, and $28,124. The total base management fee payable to the Adviser as of June 30, 2014, 2013, and 2012 was $475,595, $389,945, and $308,271, after reflecting payment of $1,546,044, $1,350,177, and $1,189,379 for the years ended June 30, 2014, 2013, and 2012, and is included in the Consolidated Statement of Assets and Liabilities in Due to Affiliates.

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

Note 5. Related Party Agreements and Transactions  – (continued)

20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees with respect to each of the investments in our portfolio, provided that, the incentive fee determined as of December 31, 2010 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the inception of Full Circle Capital. There were no incentive fees earned on realized capital gains for the years ended June 30, 2014, 2013, and 2012, respectively.

Income incentive fees of $1,511,362, $1,339,833, and $1,197,590 were earned by the Adviser for the years ended June 30, 2014, 2013, and 2012, respectively, and the total income incentive fee payable to the Adviser as of June 30, 2014, 2013, and 2012 was $370,132, $338,426, and $272,082, after reflecting payment of $1,479,656, $1,273,489, and $1,207,117, during the years ended June 30, 2014, 2013, and 2012, respectively, and is included in the Consolidated Statement of Assets and Liabilities in Due to Affiliates.

The Adviser had agreed to reimburse the Company for any operating expenses, excluding interest expenses, investment advisory and management fees, and organizational and offering expenses, in excess of 2% of our net assets for the first twelve months following the completion of the initial public offering, which occurred on August 31, 2010.

Administration Agreement

On June 24, 2014, the Board re-approved an Administration Agreement with the Administrator under which the Administrator, among other things, furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of Full Circle Service Company’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the compensation of our chief financial officer and our allocable portion of the compensation of any administrative support staff employed by the Administrator, directly or indirectly. Under the Administration Agreement, the Administrator will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

The Administrator, and Conifer Financial Services LLC, f/k/a Vastardis Fund Services LLC (“Conifer” or the “Sub-Administrator”), may also provide administrative services to the Adviser. As a result, the Adviser also reimburses the Administrator and/or the Sub-Administrator for its allocable portion of the Administrator’s and/or Sub-Administrator’s overhead, including rent, the fees and expenses associated with performing compliance functions for Full Circle Advisors, and its allocable portion of the compensation of any administrative support staff. To the extent the Adviser or any of its affiliates manage other investment vehicles in the future, no portion of any administrative services provided by the Administrator to such other investment vehicles will be charged to us.

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
June 30, 2014

Note 5. Related Party Agreements and Transactions  – (continued)

entity affiliated with it are entitled to indemnification from Full Circle Capital for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Administrator’s services under the Administration Agreement or otherwise as administrator for Full Circle Capital.

Sub-Administration Agreement

The Administrator has engaged Conifer to provide certain administrative services to us. In exchange for providing such services, the Administrator pays Conifer an asset-based fee with a $200,000 annual minimum as adjusted for any reimbursement of expenses. This asset-based fee will vary depending upon our gross assets, as adjusted, as follows:

Gross Assets	Fee
first $150 million of gross assets	20 basis points (0.20%)
next $150 million of gross assets	15 basis points (0.15%)
next $200 million of gross assets	10 basis points (0.10%)
in excess of $500 million of gross assets	5 basis points (0.05%)

Additionally, prior to September 30, 2013, we reimbursed the Administrator for the fees charged for the services of William E. Vastardis, our Chief Financial Officer, Treasurer and Secretary, at an annual rate of up to $250,000. On September 9, 2013, the Company’s Board of Directors appointed Michael J. Sell to succeed William E. Vastardis as our Chief Financial Officer, Treasurer and Secretary effective as of September 30, 2013. Mr. Vastardis is the Chairman of Conifer Financial Services, LLC.

For the years ended June 30, 2014, 2013, and 2012, respectively, the Company incurred $682,662, $834,577, and $895,783, respectively, of expenses under the Administration Agreement, $200,000, $223,429, and $312,457, respectively, of which were earned by the Sub-Administrator and $301,925, $300,736, and $267,153, respectively, were paid for officers’ compensation. The remaining $180,737, $310,412, and $316,173, respectively, were recorded as an Allocation of Overhead Expenses in the Consolidated Statement of Operations.

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. With regard to the Control Investments in Texas Westchester Financial, LLC, New Media West, LLC, TransAmerican Asset Servicing Group, LLC, Takoda Resources Inc., and The Finance Company, LLC, the Company has provided managerial assistance during the period for which no fees were charged. Our Co-Chief Executive Officer and Chairman, John Stuart, currently serves as a director of The Finance Company, LLC, New Media West, LLC and Takoda Resources Inc. Lawrence Chua, a Vice President of Full Circle Advisors, serves on the board of Takoda Resources Inc. During the year ended June 30, 2014, only Background Images, Inc., Modular Process Control, LLC, and Solex Fine Foods, LLC; Catsmo, LLC had accepted our offer for such services. No fees were charged to Background Images, Inc., Modular Process Control, LLC or Solex Fine Foods, LLC; Catsmo, LLC for such services.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

Note 6. Equity Offerings, Related Expenses and Other Stock Issuances

Offering expenses are generally charged against paid-in capital in excess of par. The proceeds raised, the related underwriting fees, the offering expenses, and the price at which common stock was issued, since inception, are detailed in the following table:

Issuances of Common Stock	Number of Shares Issued		Gross Proceeds Raised, Net Assets Acquired and Dividends Reinvested	Underwriting Fees		Offering Expenses	Gross Offering Price
April 16, 2010	100		$1,500	$—		$—	$15.00 per/share
August 31, 2010	4,191,415	(1)	$42,425,564	$—		$—	$10.13 per/share	(2)
August 31, 2010	2,000,000		$18,000,000	$1,350,000		$1,052,067	$9.00 per/share
November 27, 2012	1,350,000		$10,665,000	$533,250		$153,330	$7.90 per/share
January 14, 2014	1,892,300	(3)	$13,492,099	$539,684		$261,994	$7.13 per/share
February 27, 2014	630,000		$4,920,300	$—	(4)	$47,236	$7.81 per/share
June 19, 2014	1,351,352		$10,000,005	$—	(4)	$44,826	$7.40 per/share

(1)	Includes 403,662 shares that were issued on September 30, 2010 upon the expiration of the overallotment option granted to the underwriters in connection with our initial public offering. Such shares were deemed to be outstanding at August 31, 2010.
(2)	Based on weighted average price assigned to shares.
(3)	Includes 242,300 overallotment shares that were granted to the underwriters in connection with our January 14, 2014 follow-on offering. The underwriters exercised their option to purchase additional shares on January 27, 2014. Such shares were deemed to be outstanding at January 14, 2014.
(4)	This was a private placement offering placed directly with investors.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

Note 7. Financial Highlights

	Year Ended June 30, 2014		Year Ended June 30, 2013		Year Ended June 30, 2012		For the period from August 31, 2010 (commencement of operations) to June 30, 2011
Per Share Data(1)(2):
Net asset value at beginning of period	$8.01		$8.59		$9.08		$9.40
Accretion (dilution) from offering	0.03	(7)	(0.18	)(3)	—		—
Offering costs	(0.04)		(0.02)		—		(0.04)
Net investment income (loss)	0.71		0.77		0.78		0.70
Change in unrealized gain (loss)	(1.36)		0.37		(0.32)		(0.29)
Realized gain (loss)	(0.11)		(0.60)		(0.03)		0.06
Dividends declared(8)	(0.86)		(0.92)		(0.92)		(0.75)
Net asset value at end of period	$6.38		$8.01		$8.59		$9.08
Per share market value at end of period	$7.81		$7.83		$7.65		$7.90
Total return based on market value	11.51	%(5)	15.12	%(5)	8.71	%(5)	(4.03	)%(4)
Total return based on net asset value	(11.00	)%(5)	4.94	%(5)	6.20	%(5)	5.62	%(4)
Shares outstanding at end of period	11,443,034		7,569,382		6,219,382		6,219,382
Weighted average shares outstanding for period	8,698,814		7,018,286		6,219,382		6,206,824
Ratio/Supplemental Data:
Net assets at end of period	$72,980,277		$60,644,039		$53,442,785		$56,474,006
Average net assets	$64,360,541		$57,842,601		$55,531,518		$57,455,987
Annualized ratio of gross operating expenses to average net assets(6)	12.11%		11.52%		9.56%		8.49%
Annualized ratio of net operating expenses to average net assets(6)	12.11%		11.52%		8.99%		7.34%
Annualized ratio of net investment income (loss) to average net assets(6)	9.37%		9.30%		8.70%		9.29%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets(6)	3.04%		3.53%		3.15%		2.00%

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Financial highlights for the period from April 16, 2010 (inception) through June 30, 2010 are not presented as the Company’s operations were limited to organization and offering activities only.
(3)	Dilution from offering is based on the change in net asset value from a follow-on offering on November 27, 2012.
(4)	Total return based on market value is based on the change in market price per share assuming an investment at the initial public offering price of $9.00 per share and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.
(5)	Total return based on market value is based on the change in market price per share and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.
(6)	Financial Highlights for periods of less than one year are annualized and the ratios of gross and net operating expenses to average net assets and net investment income (loss) to average net assets are

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

Note 7. Financial Highlights  – (continued)

adjusted accordingly. Non-recurring expenses were not annualized. For the period from August 31, 2010 (commencement of operations) to June 30, 2011 the Company incurred $102,609 of organizational expenses, which were deemed to be non-recurring.
(7)	Accretion from offering is based on the net change in net asset value from the follow-on offerings on January 14, 2014, February 27, 2014, and June 19, 2014.
(8)	Includes return of capital of $0.17, $0.14, and $0.12 for the years ended June 30, 2014, June 30, 2013, and June 30, 2012, respectively.

Note 8. Long Term Liabilities

Line of Credit

On August 31, 2010, the Company entered into the “First Capital Credit Facility” with FCC, LLC d/b/a First Capital. The facility size was $35 million and was initially scheduled to expire in January 2012. The Company extended the First Capital Credit Facility various times through June 30, 2014. The Company incurred unused line, average usage and other fees related to the First Capital Credit Facility. The First Capital Credit Facility was secured by all of the assets of the Company. Under the First Capital Credit Facility, the Company was required to satisfy several financial covenants, including maintaining a minimum level of stockholders’ equity, a maximum level of leverage and minimum asset coverage and earnings. In addition, the Company was required to comply with other general covenants, including with respect to indebtedness, liens, restricted payments and mergers and consolidations.

On June 3, 2013, the Company entered into the “Credit Facility” with Santander Bank. The facility size was originally $32.5 million and replaced the Company’s First Capital Credit Facility. The facility was subsequently increased to $45.0 million on November 5, 2013.

The Credit Facility matures on June 3, 2016 and bears interest based on a tiered rate structure, depending upon utilization, ranging from 1-month LIBOR to 3-month LIBOR plus 3.25% to 4.00% per annum, or from Santander Bank’s prime rate plus 1.25% to 2.00% per annum, based on the Company’s election. As of June 30, 2014, the 1-month LIBOR to 3-month LIBOR rates respectively were: 0.16%, 0.19%, and 0.23%. As of June 30, 2014, the Prime Rate was 3.25%. In addition, a fee of 0.50% per annum is charged on unused amounts under the Credit Facility. The Credit Facility is secured by all of the Company’s assets. Under the Credit Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, reporting requirements and other customary requirements, including a minimum balance sheet leverage ratio, for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature.

The expenses associated with opening and expanding the Credit Facility are being amortized over the term of the Credit Facility in accordance with ASC 470 Debt. As of June 30, 2014, of the total $670,863 incurred, $449,350 remains to be amortized and is reflected as Deferred Credit Facility Fees on the Consolidated Statement of Assets and Liabilities.

At June 30, 2014 and June 30, 2013, the Company had outstanding borrowings of $8,435,463 and $25,584,147 under the Credit Facility, respectively, which amounts are included as Line of Credit in the Consolidated Statements of Assets and Liabilities.

Distribution Notes

On August 31, 2010, the Company entered into multiple senior unsecured notes (the “Distribution Notes”). The Distribution Notes consisted of $3,404,583 in senior unsecured notes, which bore interest at a fixed rate of 8% per annum, payable quarterly in cash, and were scheduled to mature on February 28, 2014. The Distribution Notes were paid off at par plus accrued interest on July 3, 2013. At June 30, 2014 and June 30, 2013, the Company had a balance of $0 and $3,404,583 on the Distribution Notes, which is included in the Consolidated Statements of Assets and Liabilities.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

Note 8. Long Term Liabilities  – (continued)

Notes Payable

On June 28, 2013, the Company issued $21,145,525 in aggregate principal amount of 8.25% Notes due June 30, 2020, the “Notes”, (including a partial exercise of the underwriters’ overallotment option in July 2013) for net proceeds of $20,038,250 after deducting underwriting commissions of approximately $860,822 and offering expenses of $246,453. The offering expenses and underwriting commissions are being amortized over the term of the notes in accordance with ASC 470 Debt. As of June 30, 2014, of the total $1,107,275 incurred, $947,937 remains to be amortized and is reflected as Deferred Debt Issuance Costs in the Consolidated Statement of Assets and Liabilities.

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

The Indenture contains certain covenants, including covenants requiring compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. The Company may repurchase the Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Notes repurchased by the Company may, at the Company’s option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the Indenture. As of June 30, 2014, the Company had not repurchased any of the Notes in the open market. At June 30, 2014 and June 30, 2013, the Company had a balance of $21,145,525 on the Notes, which is included in the Consolidated Statements of Assets and Liabilities.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

Note 9. Fair Value Measurements

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of June 30, 2014 and June 30, 2013, respectively:

As of June 30, 2014

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$7,175,000	$111,079,608	$118,254,608
Limited Liability Company Interests, at fair value	—	—	3,875,583	3,875,583
Investments in Warrants, at fair value	—	—	3,060,421	3,060,421
U.S. Treasury Securities, at fair value(1)	25,000,147	—	—	25,000,147
	$25,000,147	$7,175,000	$118,015,612	$150,190,759

As of June 30, 2013

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$—	$81,195,958	$81,195,958
Limited Liability Company Interests, at fair value	—	—	6,784,435	6,784,435
Investments in Warrants, at fair value	—	—	194,108	194,108
	$—	$—	$88,174,501	$88,174,501

(1)	U.S. Treasury Securities were purchased and temporarily held in connection with compliance with RIC diversification requirements under Subchapter M of the Code.

During the year ended June 30, 2014 and the year ended June 30, 2013, there were no transfers in or out of levels.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

Note 9. Fair Value Measurements  – (continued)

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

Changes in Level 3 assets measured at fair value for the year ended June 30, 2014 and for the year ended June 30, 2013 are as follows:

	Year ended June 30, 2014
	Beginning Balance July 1, 2013	Amortization & Accretion of Fixed Income Premiums & Discounts	Realized & Unrealized Gains (Losses)	Purchases	Sales & Settlements	Ending Balance June 30, 2014	Change in Unrealized Gains (Losses) for Investments still held at June 30, 2014
Assets
Senior and Subordinated Loans, at fair value	$81,195,958	$466,767	$(12,452,898)	$124,171,284	$(82,301,503)	$111,079,608	$(12,199,647)
Limited Liability Company Interests, at fair value	6,784,435	—	(2,949,136)	40,284	—	3,875,583	(2,949,136)
Warrants, at fair value	194,108	—	1,624,819	1,241,494	—	3,060,421	1,624,819
	$88,174,501	$466,767	$(13,777,215)	$125,453,062	$(82,301,503)	$118,015,612	$(13,523,964)

	Year ended June 30, 2013
	Beginning Balance July 1, 2012	Amortization & Accretion of Fixed Income Premiums and Discounts	Realized & Unrealized Gains (Losses)	Purchases	Sales & Settlements	Ending Balance June 30, 2013	Change in Unrealized Gains (Losses) for Investments still held at June 30, 2013
Assets
Senior and Subordinated Loans, at fair value	$70,970,152	$358,947	$(2,974,512)	$70,949,232	$(58,107,861)	$81,195,958	$(443,443)
Limited Liability Company Interests, at fair value	1,376,737	—	1,557,697	3,850,001	—	6,784,435	1,557,697
Warrants, at fair value	—	—	(151,948)	346,056	—	194,108	(151,947)
	$72,346,889	$358,947	$(1,568,763)	$75,145,289	$(58,107,861)	$88,174,501	$962,307

Realized and unrealized gains and losses are included in net realized gain (loss) on investments and net change in unrealized gain (loss) on investments in the Consolidated Statement of Operations. The change in unrealized losses for Level 3 investments still held at June 30, 2014 of $13,523,964 is included in net change in net unrealized gain (loss) on investments in the Consolidated Statement of Operations for the year ended June 30, 2014. The change in unrealized losses for Level 3 investments still held at June 30, 2013 of $962,307 is included in net change in net unrealized gain (loss) on investments in the Consolidated Statement of Operations for the year ended June 30, 2013.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

Note 9. Fair Value Measurements  – (continued)

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2014:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)
Senior and Subordinated Loans	$56,194,050	Discounted cash flows (income approach)	Discount Rate	3.58% – 30.31% (13.02%)
	42,326,711	Precedent Transactions	Transaction Value	N/A
	12,558,847	Liquidation Value	Asset Value	N/A
Limited Liability Interests and Warrants (Private Companies)	3,405,610	Market comparable companies (market approach)	EBITDA multiple	4.00x – 7.50x (4.99x)
	634,145	Precedent Transactions	Transaction Value	N/A
	540,037	Liquidation Value	Asset Value	N/A
Warrant (Public Companies)	2,356,212	Option Pricing Model	Volatility	60% – 100%
			Discount Rate	40% – 60%
Total Investments	$118,015,612

(1)	The average values were determined using the weighted average of the fair value of the investments in each investment category.

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2013:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)
Senior and Subordinated Loans	$78,268,458	Discounted cash flows (income approach)	Discount Rate	2.00% – 37.53% (14.56%)
	1,469,063	Precedent Transactions	Transaction Value	N/A
	1,458,437	Liquidation Value	Asset Value	N/A
Limited Liability Interests and Warrants (Private Companies)	6,376,389	Market comparable companies (market approach)	EBITDA multiple	3.50x – 7.50x (4.95x)
	602,154	Liquidation Value	Asset Value	N/A
Total Investments	$88,174,501

(1)	The average values were determined using the weighted average of the fair value of the investments in each investment category.

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

The primary significant unobservable input used in the fair value measurement of the Company’s private equity and warrant investments is the EBITDA multiple, which is used to determine the Enterprise Value. Significant increases (decreases) in the Enterprise Value in isolation would result in a significantly higher (lower) fair value measurement. To determine the Enterprise Value for the market approach, the Company

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

Note 9. Fair Value Measurements  – (continued)

considers current market trading and/or transaction multiples, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate multiple to use in the market approach.

The primary unobservable inputs used in the fair value measurement of the Company’s public warrant investments, when using an option pricing model, are the discount rate and volatility. Significant increases (decreases) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the volatility in isolation would result in a significantly higher (lower) fair value measurement. Changes in one or more factors can have a similar directional change on other factors in determining the appropriate discount rate or volatility to use in the valuation of a warrant using an option pricing model.

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

The Company has written a warrant to sell within a limited time, a financial instrument at a contracted price based on differentials between specified prices. Written warrants may expose the Company to market risk of an unfavorable change in the financial instrument underlying the written warrant. The written warrant is on 360 of the Company’s 720 limited liability company interests in New Media West, LLC and has a strike price of $3,125,000, which increases over time to $3,500,000. This warrant expires on December 18, 2019. At June 30, 2014, the strike price is greater than the fair market value of the limited liability company interests of $530,677 and therefore would not be exercised.

Counterparty risk exists from the potential failure of an issuer of warrants to settle its exercised warrants. The maximum risk of loss from counterparty risk is the fair value of the contracts and the purchase price of the warrants. The Company’s Board of Directors considers the effects of counterparty risk when determining the fair value of its investments in warrants.

Note 11. Subsequent Events

Personnel Changes

Effective July 25, 2014, our Board of Directors expanded its size to include six directors and appointed Tad Flynn to serve as a director until the 2015 Annual Meeting of Stockholders scheduled for January 2015.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

Note 11. Subsequent Events  – (continued)

Change in Certifying Accountant

On June 30, 2014, KPMG LLP (“KPMG”) acquired certain assets of ROTHSTEIN-KASS, P.A. (d/b/a Rothstein Kass & Company, P.C.) and certain of its affiliates (“Rothstein Kass”), our independent registered public accounting firm. As a result of this transaction, on June 30, 2014, Rothstein Kass resigned as our independent registered public accounting firm. Concurrent with such resignation, we approved the engagement of KPMG as our new independent registered public accounting firm through the completion of their audit work for our fiscal year ended June 30, 2014.

Credit Facility

On September 12, 2014, we entered into an amendment to our Credit Facility with Santander Bank, N.A. to increase the size of the facility from $45,000,000 to $60,000,000 and to provide additional criteria for eligibility of loans under the borrowing base under the credit facility (the “Amendment”).

Dividend

On September 8, 2014, the Board of Directors declared monthly dividends of $0.067, $0.067 and $0.067 per share payable on November 14, 2014 for holders of record at October 31, 2014, December 15, 2014 for holders of record at November 28, 2014 and January 15, 2015 for holders of record at December 31, 2014.

Recent Portfolio Activity

On July 23, 2014, the Company closed on approximately $0.4 million of a $3.0 million senior secured revolving line of credit to Medinet Investments, LLC, a medical liability claims factoring company. The credit facility bears interest at LIBOR plus 13.00% with a LIBOR floor of 0.50% and has a final maturity of July 23, 2017.

On July 31, 2014, the Company placed ProGrade Ammo Group, LLC in default and ceased accruing interest on the senior secured revolving loan and senior secured term loan.

On August 13, 2014, the Company funded approximately $1.0 million of a $1.25 million revolving term loan and $3.2 million of a $5.75 senior secured term loan to U.S. Oilfield Company, LLC, an oil and gas field services company. The Company funded an additional $1.9 million, net, during September 2014 under the credit facility. The credit facility bears interest at LIBOR plus 12.50% and has a final maturity of August 13, 2017.

On August 19, 2014, the Company purchased approximately $4.0 million of a $210 million senior secured note to US Shale Solutions, Inc., an oil and gas field services company. The credit facility bears interest at 12.50% and has a final maturity of September 1, 2017.

On September 3, 2014, the senior secured credit facility with US Path Labs, LLC, a healthcare services company, was paid off at par plus accrued interest and fees for total proceeds of $3,594,076.

On September 22, 2014, the Company sold $4,937,500 of the senior secured term loan to Dynamic Energy Services International, LLC for $4,851,094 plus accrued interest.

On September 22, 2014, the Company sold $4,000,000 of the subordinated term loan to RCS Capital Corporation, for $4,060,000 plus accrued interest.

Equity Offering

On July 17, 2014, we sold 506,000 shares of our common stock at $7.40 per share in a direct registered offering to certain investors for total gross proceeds of approximately $3.7 million.

Note Offering

On July 17, 2014, we closed an offering of our 8.25% fixed-rate notes due 2020 (the “Notes”). The Notes offering consisted of $12,500,000 in aggregate principal amount of the Notes. The Notes were sold at price of $25.375 plus accrued interest from June 30, 2014, a premium to par value of $25.00 per Note, for

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

Note 11. Subsequent Events  – (continued)

total gross proceeds of approximately $12.7 million. The Notes are a further issuance of, rank equally in right of payment with, and form a single series with the $21.1 million of currently outstanding Notes that will mature on June 30, 2020, and may be redeemed in whole or in part at any time or from time to time at our option on or after June 30, 2016. The Notes are listed on the NASDAQ Global Market and trade under the trading symbol “FULLL.”

Operating Expense Reimbursement

Our investment adviser has agreed to reimburse us for any operating expenses, excluding interest expenses, investment advisory and management fees, and offering expenses, in excess of 1.5% of our net assets, beginning with our fiscal quarter ending September 30, 2014 through the end of our fiscal year 2015. For our fiscal year 2016 and beyond, our investment adviser had agreed to reimburse us for any operating expenses, excluding interest expenses, investment advisory and management fees, and offering expenses, in excess of 1.75% of our net assets.

Note 12. Supplemental Financial Data

Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a control interest, as defined by the 1940 Act, in four majority owned portfolio companies that are not consolidated in the Company’s consolidated financial statements. Below is a brief description of one portfolio company that is required to have supplemental disclosure incorporated in our financial statements in accordance with Regulation S-X section 4-08 (g), along with summarized financial information as of June 30, 2014 and June 30, 2013.

New Media West, LLC

New Media West, LLC provides digital satellite television, high speed internet, voice over IP and other information and communication services, primarily to residents living in the Southwest United States. New Media West, LLC derives revenue through the sale of subscription services to owners and residents of MDUs under long-term right of entry agreements. The income the Company generated from New Media West, LLC, which includes all interest and unrealized depreciation, was ($2.9) million for the year ended June 30, 2014.

The summarized financial information of our unconsolidated subsidiary was as follows (dollars in thousands):

	As of
Balance Sheet – New Media West, LLC	June 30, 2014	June 30, 2013
Current assets	$1,239	$1,927
Noncurrent assets	6,809	8,729
Total assets	$8,048	$10,656
Current liabilities	$1,174	$940
Noncurrent liabilities	4,365	5,334
Total liabilities	$5,539	$6,274
Total equity	$2,509	$4,382

	Year Ended
Statements of Operations – New Media West, LLC	June 30, 2014	June 30, 2013(1)
Net sales	$4,423	$3,020
Cost of goods sold	2,719	1,578
Gross profit	$1,704	$1,442
Other expenses	$3,577	$2,060
Net income	$(1,873)	$(618)

(1)	Represents the period December 2012 through June 2013, as New Media West, LLC began operations in December 2012.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

Note 13. Selected Quarterly Financial Data (Unaudited)

	Total Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
September 30, 2010	$867,582	$0.42	$306,783	$0.15	$(99,791)	$(0.05)	$206,992	$0.10
December 31, 2010	2,678,197	0.43	1,495,125	0.24	(137,707)	(0.02)	1,357,418	0.22
March 31, 2011	2,305,423	0.37	1,361,635	0.22	(799,361)	(0.13)	562,274	0.09
June 30, 2011	2,108,426	0.34	1,170,836	0.19	(415,206)	(0.07)	755,630	0.12
September 30, 2011	2,558,243	0.41	1,544,342	0.25	54,991	0.01	1,599,333	0.26
December 31, 2011	2,398,665	0.39	1,098,640	0.18	(846,099)	(0.14)	252,541	0.04
March 31, 2012	2,388,960	0.38	1,118,574	0.18	405,240	0.07	1,523,814	0.25
June 30, 2012	2,481,143	0.40	1,071,947	0.17	(1,769,463)	(0.28)	(697,516)	(0.11)
September 30, 2012	2,773,303	0.45	1,238,245	0.20	(343,354)	(0.06)	894,891	0.14
December 31, 2012	3,099,599	0.46	1,465,650	0.22	(1,893,852)	(0.28)	(428,202)	(0.06)
March 31, 2013	2,843,041	0.38	1,312,164	0.18	168,654	0.02	1,480,818	0.20
June 30, 2013	3,330,080	0.44	1,364,522	0.18	489,114	0.06	1,853,636	0.24
September 30, 2013	3,218,186	0.43	1,244,227	0.16	(3,501,376)	(0.46)	(2,257,149)	(0.30)
December 31, 2013	3,996,903	0.53	1,899,588	0.25	(3,119,528)	(0.41)	(1,219,940)	(0.16)
March 31, 2014	3,191,624	0.34	1,406,379	0.15	1,975,143	0.21	3,381,522	0.36
June 30, 2014	3,416,980	0.33	1,480,527	0.15	(9,007,355)	(0.79)	(7,526,828)	(0.73)

(1)	Per share amounts are calculated using weighted average shares outstanding during the period, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our audited financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

As of June 30, 2014 (the end of the period covered by this report), we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Co-Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)  Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2014. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992 (“the 1992 COSO Framework”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of June 30, 2014 based on the criteria in the 1992 COSO Framework.

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

(d)  Changes in Internal Controls Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of the year ending June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 11.  Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

a. Documents Filed as Part of this Report

The following financial statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement(2)
3.2	Amended and Restated Bylaws(9)
4.1	Form of Common Stock Certificate(1)
4.2	Form of Note Agreement for Distribution Notes(1)
4.3	Indenture, dated as of June 3, 2013(6)
4.4	Form of First Supplemental Indenture(7)
4.5	Form of Global Note (included as Exhibit A to the Form of First Supplemental Indenture)(7)
10.1	Amended and Restated Dividend Reinvestment Plan(13)
10.2	Investment Advisory Agreement by and between Registrant and Full Circle Advisors, LLC(1)
10.3	Administration Agreement by and between Registrant and Full Circle Service Company, LLC(1)
10.4	Credit Agreement by and among Registrant, Sovereign Bank, N.A., as agent, and the lenders party thereto, dated as of June 3, 2013(5)
10.5	First Amendment to Credit Agreement by and between Registrant and Sovereign Bank, N.A., as agent, dated as of September 25, 2013.(10)
10.6	Second Amendment to Credit Agreement by and between Registrant, Santander Bank, N.A. (formerly known as Sovereign Bank, N.A.), as agent, and the lenders party thereto, dated as of November 6, 2013(11)
10.7	Third Amendment to Credit Agreement by and between Registrant, Santander Bank, N.A. (formerly known as Sovereign Bank, N.A.), as agent, and the lenders party thereto, dated as of September 12, 2014.(12)
10.8	Pledge Agreement by Registrant in favor of Sovereign Bank, N.A., as agent, dated as of June 3, 2013(5)
10.9	Security Agreement by Registrant in favor of Sovereign Bank, N.A., as agent, dated as of June 3, 2013(5)
10.10	Form of Indemnification Agreement by and between Registrant and each of its directors(1)
10.11	Trademark License Agreement by and between Registrant and Full Circle Advisors, LLC(1)
10.12	Form of Purchase and Sale Agreement by and between Registrant, Full Circle Partners, LP, Full Circle Fund, Ltd., Full Circle Offshore, LLC, and FCC, LLC d/b/a First Capital(2)
14.1	Code of Ethics(8)
14.2	Code of Business Conduct(8)
31.1	Certification of Co-Chief Executive Officers pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Co-Chief Executive Officers pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-166302) filed on August 5, 2010.
(2)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File No. 333-166302) filed on August 26, 2010.
(3)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-180321) filed on July 13, 2012.
(4)	Incorporated by reference to the Registrant’s registration statement on Form N-2 (File No. 333-187207) filed on March 12, 2013.
(5)	Incorporated by reference to Registrant’s current report on Form 8-K (File No. 814-00809) filed on June 4, 2013.
(6)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 1 (File No. 333-188280) filed on June 11, 2013.
(7)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-188280) filed on June 19, 2013.
(8)	Incorporated by reference to Registrant’s annual report on form 10-K (File No. 814-00809) filed on September 13, 2013.
(9)	Incorporated by reference to Registrant’s current report on Form 8-K (Item 5.03) (File No. 814-00809) filed on November 7, 2013.
(10)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q (File No. 814-00809) filed on November 7, 2013.
(11)	Incorporated by reference to Registrant’s current report on Form 8-K (Items 1.01, 2.03 and 9.01) (File No. 814-00809) filed on November 7, 2013.
(12)	Incorporated by reference to Registrant’s current report on Form 8-K (Items 1.01, 2.03 and 9.01) (File No. 814-00809) filed on September 15, 2014.
(13)	Incorporated by reference to Registrant’s registration statement on Form N-2 (File No. 333-198737) filed on September 15, 2014.
*	Filed herewith.

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

FULL CIRCLE CAPITAL CORPORATION
Date: September 22, 2014	/s/ John E. Stuart John E. Stuart, Co-Chief Executive Officer and Chairman of the Board of Directors (Co-Principal Executive Officer)
Date: September 22, 2014	/s/ Gregg J. Felton Gregg J. Felton, Co-Chief Executive Officer and President (Co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: September 22, 2014	/s/ John E. Stuart John E. Stuart, Co-Chief Executive Officer and Chairman of the Board of Directors (Co-Principal Executive Officer)
Date: September 22, 2014	/s/ Gregg J. Felton Gregg J. Felton, Co-Chief Executive Officer and President (Co-Principal Executive Officer)
Date: September 22, 2014	/s/ Michael J. Sell Michael J. Sell, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: September 22, 2014	/s/ Mark C. Biderman Mark C. Biderman, Director
Date: September 22, 2014	/s/ Edward H. Cohen Edward H. Cohen, Director
Date: September 22, 2014	/s/ Terence, B. Flynn Terence B. Flynn, Director
Date: September 22, 2014	/s/ Thomas A. Ortwein, Jr. Thomas A. Ortwein, Jr., Director