Form 10-Q
period 2014-09-30
Full Circle Capital Corp
filed 2014-11-10
CIK 1490013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED September 30, 2014

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

(203) 900-2100

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

Yes ☐ No ☒

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of November 10, 2014 was 11,949,034.

FULL CIRCLE CAPITAL CORPORATION

i

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

		September 30, 2014	June 30, 2014
		Unaudited
Assets
Control Investments at Fair Value (Cost of $20,616,819 and $20,253,149, respectively)	(NOTE 9)	$14,898,733	$17,539,057
Affiliate Investments at Fair Value (Cost of $26,165,283 and $20,177,115, respectively)	(NOTE 9)	21,427,795	14,588,417
Non-Control/Non-Affiliate Investments at Fair Value (Cost of $100,607,151 and $123,605,311, respectively)	(NOTE 9)	95,202,874	118,063,285
Total Investments at Fair Value (Cost of $147,389,253 and $164,035,575, respectively)		131,529,402	150,190,759
Cash		73,644	—
Deposit with Broker		—	2,525,000
Interest Receivable		1,393,242	1,016,726
Principal Receivable		269,980	207,233
Due from Affiliates		336,685	4,273
Due from Portfolio Investments		136,041	135,288
Receivable for Investments Sold		12,399,828	—
Prepaid Expenses		182,654	57,470
Other Assets		738,451	750,326
Deferred Offering Expenses		47,581	—
Deferred Debt Issuance Costs	(NOTE 8)	908,096	947,937
Deferred Credit Facility Fees	(NOTE 8)	477,539	449,350
Total Assets		148,493,143	156,284,362
Liabilities
Due to Affiliates	(NOTE 5)	970,167	891,966
Bank Overdraft		—	821,316
Accrued Liabilities		91,925	184,857
Due to Broker		—	25,000,221
Payable for Investments Acquired		—	24,900,172
Distributions Payable		800,585	766,683
Interest Payable		93,785	45,254
Other Liabilities		1,074,730	1,076,800
Accrued Offering Expenses		33,328	35,828
Line of Credit	(NOTE 8)	37,065,023	8,435,463
Notes Payable 8.25% due June 30, 2020	(NOTE 8)	33,826,227	21,145,525
Total Liabilities		73,955,770	83,304,085
Commitments and contingencies	(NOTE 14)	—	—
Net Assets		$74,537,373	$72,980,277
Components of Net Assets
Common Stock, par value $0.01 per share (100,000,000 authorized; 11,949,034 and 11,443,034 issued and outstanding, respectively)		$119,490	$114,430
Paid-in Capital in Excess of Par		95,828,760	92,103,666
Distributions in Excess of Net Investment Income		(690,933)	(131,251)
Accumulated Net Realized Losses		(4,860,093)	(5,261,752)
Accumulated Net Unrealized Losses		(15,859,851)	(13,844,816)
Net Assets		$74,537,373	$72,980,277
Net Asset Value Per Share		$6.24	$6.38

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Investment Income
Interest Income from Non-Control/Non-Affiliate Investments		$2,807,931	$1,881,138
Interest Income from Affiliate Investments		540,560	653,718
Interest Income from Control Investments		529,108	457,904
Dividend Income from Control Investments		—	34,411
Other Income from Non-Control/Non-Affiliate Investments		187,055	173,471
Other Income from Affiliate Investments		9,470	5,044
Other Income from Control Investments		12,500	12,500
Total Investment Income		4,086,624	3,218,186
Operating Expenses
Management Fee	(NOTE 5)	572,558	409,258
Incentive Fee	(NOTE 5)	389,850	314,739
Total Advisory Fees		962,408	723,997
Allocation of Overhead Expenses	(NOTE 5)	36,555	63,830
Sub-Administration Fees	(NOTE 5)	63,209	50,000
Officers’ Compensation	(NOTE 5)	75,913	75,338
Total Costs Incurred Under Administration Agreement		175,677	189,168
Directors’ Fees		47,946	28,625
Interest Expenses	(NOTE 8)	1,002,383	720,977
Professional Services Expense		219,668	195,861
Bank Fees		10,271	13,846
Other		108,871	101,485
Total Gross Operating Expenses		2,527,224	1,973,959
Expense Reimbursement	(NOTE 5)	(282,674)	—
Total Net Operating Expenses		2,244,550	1,973,959
Net Investment Income		1,842,074	1,244,227
Net Change in Unrealized Loss on Investments		(2,015,035)	(2,822,891)
Net Realized Gain (Loss) on:
Investments		402,907	(678,553)
Foreign Currency Transactions		(1,248)	68
Net Realized Gain (Loss)		401,659	(678,485)
Net Increase (Decrease) in Net Assets Resulting from Operations		$228,698	$(2,257,149)
Earnings (Loss) per Common Share Basic and Diluted	(NOTE 4)	$0.02	$(0.30)
Net Investment Income per Common Share Basic and Diluted		$0.16	$0.16
Weighted Average Shares of Common Stock Outstanding Basic and Diluted		11,877,534	7,569,382

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Increase (Decrease) in Net Assets Resulting from Operations:
Net Investment Income	$1,842,074	$1,244,227
Net Change in Unrealized Loss on Investments	(2,015,035)	(2,822,891)
Net Realized Gain (Loss) on:
Investments	402,907	(678,553)
Foreign Currency Transactions	(1,248)	68
Net Realized Gain (Loss)	401,659	(678,485)
Net Increase (Decrease) in Net Assets Resulting from Operations	228,698	(2,257,149)
Dividends from Net Investment Income	(1,842,074)	(1,244,227)
Distributions from Other Sources(1)	(559,682)	(504,300)
Net Decrease in Net Assets Resulting from Distributions	(2,401,756)	(1,748,527)
Capital Share Transactions:
Issuance of Common Stock	3,744,400	—
Less Offering Costs	(14,246)	—
Net Increase in Net Assets Resulting from Capital Share Transactions	3,730,154	—
Total Increase (Decrease) in Net Assets	1,557,096	(4,005,676)
Net Assets at Beginning of Period	72,980,277	60,644,039
Net Assets at End of Period	$74,537,373	$56,638,363
Capital Share Activity:
Shares Issued	506,000	—
Shares Outstanding at Beginning of Period	11,443,034	7,569,382
Shares Outstanding at End of Period	11,949,034	7,569,382

(1)	To the extent our taxable earnings fall below the total amount of our distributions for a fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders. Such amounts are determined at the end of each fiscal year.

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Cash Flows from Operating Activities:
Net Increase (Decrease) in Net Assets Resulting from Operations	$228,698	$(2,257,149)
Adjustments to Reconcile Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Used in Operating Activities
Purchases of Investments	(36,370,527)	(35,002,060)
Increase in investments due to PIK	(101,614)	—
Proceeds from Sale or Refinancing of Investments	53,691,798	10,134,420
Net Realized (Gain) Loss on:
Investments	(402,907)	678,553
Foreign Currency Transactions	1,248	(68)
Net Change in Unrealized Loss on Investments	2,015,035	2,822,891
Amortization and Accretion of Fixed Income Premiums and Discounts	(171,676)	(80,539)
Amortization and Accretion of Deferred Debt Issuance Premiums and Costs	33,043	39,840
Amortization of Deferred Credit Facility Fees	59,576	60,614
Change in Operating Assets and Liabilities
Deposit with Broker	2,525,000	(2,500,000)
Interest Receivable	(376,516)	(120,450)
Principal Receivable	(62,747)	(171,618)
Distributions Receivable	—	2,294
Due from Affiliate	(332,412)	(58,122)
Due from Portfolio Investment	(753)	55,542
Receivable for Investments Sold	(12,399,828)	—
Prepaid Expenses	(125,184)	(114,659)
Other Assets	11,875	682,115
Due to Affiliates	78,201	(2,680)
Accrued Liabilities	(92,932)	(405,688)
Due to Broker	(25,000,221)	15,000,180
Payable for Investments Acquired	(24,900,172)	—
Interest Payable	48,531	(82,969)
Other Liabilities	(2,070)	(44,353)
Net Cash Used in Operating Activities	(41,646,554)	(11,363,906)
Cash Flows from Financing Activities:
Bank Overdraft	(821,316)	—
Borrowings Under Credit Facility	99,833,036	36,643,727
Payments Under Credit Facility	(71,203,476)	(40,305,618)
Distributions Paid to Shareholders	(2,367,854)	(1,748,527)
Deferred Credit Facility Fees	(87,765)	(30,314)
Deferred Debt Issuance Costs	—	(19,103)
Payment of Offering Expenses and Underwriting Fees	(64,327)	(1,348)
Payment of Distribution Notes	—	(3,404,583)
Proceeds from Notes Payable	12,687,500	2,299,704
Proceeds from Issuance of Common Stock	3,744,400	—
Net Cash Provided by (Used in) Financing Activities	41,720,198	(6,566,062)
Total Increase (Decrease) in Cash	73,644	(17,929,968)
Cash Balance at Beginning of Period	—	18,029,115
Cash Balance at End of Period	$73,644	$99,147
Supplemental Disclosures of Non-Cash Financing Activities:
Distributions Declared, Not Yet Paid	$800,585	$582,842
Accrued Offering Expenses	$33,328	$—
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$861,233	$703,492

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2014

Description(1)	Industry	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Control Investments(3)
New Media West, LLC	Cable TV/ Broadband Services	Senior Secured Term Loan, 9.00%, 12/31/2017	$4,700,227	$4,700,227	$4,083,871	5.48%
		Limited Liability Company Interestsˆ,(5)	720	3,600,000	—	—%
New Media West, LLC Total				8,300,227	4,083,871	5.48%
Takoda Resources Inc.*	Geophysical Surveying and Mapping Services	Senior Secured Term Loan, 16.00%, 4/1/2016(11)	$2,855,345	2,855,345	1,882,814	2.53%
		Common Stockˆ,(6)	749	—	—	—%
Takoda Resources Inc. Total				2,855,345	1,882,814	2.53%
Texas Westchester Financial, LLC	Consumer Financing	Limited Liability Company Interestsˆ	9,278	905,819	400,000	0.54%
The Finance Company, LLC	Consumer Financing	Senior Secured Term Loan, 15.00% (one month LIBOR plus 14.25%, 15.00% floor), 9/30/2015	$5,163,547	5,124,624	5,230,673	7.02%
		Limited Liability Company Interests	50	140,414	1,631,598	2.19%
The Finance Company, LLC Total				5,265,038	6,862,271	9.21%
TransAmerican Asset Servicing Group, LLC	Asset Recovery Services	Senior Secured Revolving Loan, 12.00%, 7/25/2016	$3,325,781	3,290,390	1,669,777	2.23%
		Limited Liability Company Interestsˆ,(7)	75	—	—	—%
TransAmerican Asset Servicing Group, LLC Total				3,290,390	1,669,777	2.23%
Total Control Investments				20,616,819	14,898,733	19.99%
Affiliate Investments(4)
Advanced Cannabis Solutions, Inc.	Non-Residential Property Owner	Warrant for 1,400,000 shares (at a $4.00 strike price), 1/21/2017ˆ	1	500,000	1,856,259	2.49%
Modular Process Control, LLC	Energy Efficiency Services	Senior Secured Revolving Loan, 14.50% (one month LIBOR plus 13.50%, 14.50% floor), 3/28/2017	$966,889	951,517	943,587	1.27%
		Senior Secured Term Loan, 15.50% (one month LIBOR plus 14.50%, 15.50% floor), 3/28/2017	$5,000,000	4,783,529	3,452,167	4.63%
		Senior Secured Term Loan – Tranche 2, 18.00% (one month LIBOR plus 17.00%, 18.00% floor), 3/28/2017***	$832,382	832,382	141,366	0.19%
		Warrant for 14.50% of the outstanding Class B LLC Interests (at a $0.01 strike price), expires 3/28/2023ˆ	1	288,000	—	—%
Modular Process Control, LLC Total				6,855,428	4,537,120	6.09%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) (Continued)
September 30, 2014

Description(1)	Industry	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Affiliate Investments (continued)
ProGrade Ammo Group, LLC	Munitions	Senior Secured Revolving Loan, 9.19% (one month LIBOR plus 9.00%, 9.19% floor), 3/30/2016(10)	$2,462,074	$2,462,074	$2,462,074	3.30%
		Senior Secured Term Loan, 16.19% (one month LIBOR plus 16.00%, 16.19% floor), 3/30/2016(10)	$4,843,750	4,843,750	1,796,547	2.41%
		Warrants for 9.5% of the outstanding LLC interests (at a $10.00 strike price), expire 8/2/2018ˆ	181,240	176,770	—	—%
ProGrade Ammo Group, LLC Total				7,482,594	4,258,621	5.71%
SOLEX Fine Foods, LLC; Catsmo, LLC	Food Distributors & Wholesalers	Senior Secured Term Loan, 12.30% (one month LIBOR plus 12.14%), 12/28/2016	$3,862,100	3,793,547	3,709,802	4.98%
		Limited Liability Company Interestsˆ,(8)	1	290,284	59,003	0.07%
		Warrants for 1.6% of the outstanding LLC interests (strike price $0.01), expire 12/31/2022ˆ,(8)	1	58,055	13,218	0.02%
SOLEX Fine Foods, LLC; Catsmo, LLC Total				4,141,886	3,782,023	5.07%
US Oilfield Company, LLC	Oil and Gas Field Services	Senior Secured Revolving Loan, 12.66% (one month LIBOR plus 12.50%), 8/13/2017	$1,073,768	1,067,315	1,067,315	1.43%
		Senior Secured Term Loan A, 12.66% (one month LIBOR plus 12.50%), 8/13/2017	$1,000,000	989,075	989,075	1.33%
		Senior Secured Term Loan B, 12.66% (one month LIBOR plus 12.50%), 8/13/2017	$4,750,000	4,698,485	4,698,485	6.30%
		Warrants for 8.0% of the outstanding LLC interests (strike price $0.01), expire 8/11/2024ˆ,(12)	1	—	—	—%
US Oilfield Company, LLC Total				6,754,875	6,754,875	9.06%
West World Media, LLC	Information and Data Services	Limited Liability Company Interestsˆ,(9)	85,210	430,500	238,897	0.32%
Total Affiliate Investments				26,165,283	21,427,795	28.74%
Other Investments
Attention Transit Advertising Systems, LLC	Outdoor Advertising Services	Senior Secured Term Loan, 11.50%, 9/30/2016	$2,089,463	2,089,463	2,122,477	2.85%
Background Images, Inc.	Equipment Rental Services	Senior Secured Term Loan – Term A, 14.66% (one month LIBOR plus 14.50%), 6/28/2015	$1,052,250	1,052,250	1,041,412	1.40%
		Senior Secured Term Loan – Term B, 16.41% (one month LIBOR plus 16.25%), 6/28/2015	$594,750	594,750	588,803	0.79%
Background Images, Inc. Total				1,647,000	1,630,215	2.19%
Blackstrap Broadcasting, LLC	Radio Broadcasting	Senior Secured Revolving Loan, 11.00% (one month LIBOR plus 10.00%, 11.00% floor), 12/31/2016	$12,000,000	9,070,652	9,572,983	12.84%
		Subordinated Secured Term Loan, 16.00% (PRIME plus 7.75%, 16.00% floor), 12/31/2016(10)	$5,510,465	3,500,000	—	—%
Blackstrap Broadcasting, LLC Total				12,570,652	9,572,983	12.84%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) (Continued)
September 30, 2014

Description(1)	Industry	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Other Investments (continued)
Butler Burgher Group, LLC	Real Estate Management Services	Senior Secured Revolving Loan, 12.00% (one month LIBOR plus 11.75%, 12.00% floor), 6/30/2017	$750,000	$743,543	$739,750	0.99%
		Senior Secured Term Loan, 12.00% (one month LIBOR plus 11.75%, 12.00% floor), 6/30/2017	$8,000,000	7,931,130	7,757,600	10.41%
Butler Burgher Group, LLC Total				8,674,673	8,497,350	11.40%
CPX, Inc.	Industrial Molded Products	Senior Secured Revolving Loan, 14.19% (one month LIBOR plus 14.00%, 14.19% floor), 9/30/2016	$2,000,000	1,985,687	2,000,000	2.68%
		Senior Secured Term Loan, 14.69% (one month LIBOR plus 14.50%, 14.69% floor), 9/30/2016	$800,000	790,725	805,680	1.08%
CPX, Inc. Total				2,776,412	2,805,680	3.76%
Esselte Holdings Inc., Esselte AB*	Stationery, Tablets, and Related Products	Senior Secured Term Loan, 10.75% (one month LIBOR plus 8.75%, 10.75% floor), 2/29/2016	$1,710,942	1,711,278	$1,710,942	2.30%
Good Technology Corporation	Mobile Device Management	Senior Secured Note, 5.00%, 10/1/2017	$10,000,000	7,712,364	7,712,364	10.35%
		Warrants for 203.252 shares (at a $4.92 strike price), expire 9/30/2018ˆ	2,032,520	2,289,400	2,289,400	3.07%
Good Technology Corporation Total				10,001,764	10,001,764	13.42%
GW Power, LLC and Greenwood Fuels WI, LLC	Electric Services	Senior Secured Term Loan, 12.16% (one month LIBOR plus 12.00%, 12.16% floor), 3/31/2016	$6,000,000	5,952,695	5,948,400	7.98%
Infinite Aegis Group, LLC	Healthcare Billing and Collections	Senior Secured Revolving Loan, 12.19% (one month LIBOR plus 12.00%, 12.19% floor), 7/31/2017	$1,550,000	1,537,034	1,544,833	2.08%
		Senior Secured Term Loan, 15.19% (one month LIBOR plus 15.00%, 15.19% floor), 7/31/2017***	$3,780,522	3,683,784	3,610,777	4.84%
		Warrants for 2.0% of the outstanding LLC interests (at a $0.01 strike price), expire 8/1/2023ˆ	1	107,349	40,520	0.05%
Infinite Aegis Group, LLC Total				5,328,167	5,196,130	6.97%
JN Medical Corporation	Biological Products	Senior Secured Term Loan, 11.25%, (one month LIBOR plus 11.00%, 11.25% floor, 12.00% cap), 6/30/2016	$3,500,000	3,468,212	3,483,783	4.67%
MDU Communications (USA) Inc.	Cable TV/Broadband Services	Senior Secured Term Loan – Tranche A, 2.00%, 10/3/2014(10)	$1,615,737	1,615,737	290,510	0.39%
Medinet Investments, LLC	Medical Liability Claims Factoring	Senior Secured Revolving Loan, 13.50%, (one month LIBOR plus 13.00%, 13.50% floor), 7/23/2017	$407,338	392,957	392,957	0.53%
Ocean Protection Services*	Maritime Security Services	Senior Secured Term Loan, 12.50%, (one month LIBOR plus 12.00%, 12.50% floor), 3/4/2017	$6,737,500	6,678,707	7,226,643	9.70%
PEAKS Trust 2009-1*	Consumer Financing	Senior Secured Term Loan, 7.50%, (one month LIBOR plus 5.50%, 7.50% floor), 1/27/2020	$7,814,904	6,539,724	6,486,370	8.70%
PR Wireless, Inc.	Wireless Communications	Senior Secured Term Loan, 10.00%, (one month LIBOR plus 9.00%, 10.00% floor), 6/27/2020	$8,478,750	7,676,616	7,773,318	10.43%
		Warrant for 101 shares (at a $0.01 strike price), 6/27/2024ˆ	1	634,145	468,699	0.63%
PR Wireless, Inc. Total				8,310,761	8,242,017	11.06%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) (Continued)
September 30, 2014

Description(1)	Industry	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Other Investments (continued)
Pristine Environments, Inc.	Building Cleaning and Maintenance Services	Senior Secured Revolving Loan, 11.70% (one month LIBOR plus 11.50%, 11.70% floor), 3/31/2017	$3,273,701	$3,273,701	$3,367,220	4.52%
		Senior Secured Term Loan A, 12.70% (one month LIBOR plus 12.50%, 12.70% floor), 3/31/2017	$1,671,500	1,663,936	1,717,578	2.30%
		Senior Secured Term Loan B, 12.70% (one month LIBOR plus 12.50%, 12.70% floor), 3/31/2017	$3,250,000	3,179,917	3,294,740	4.42%
Pristine Environments, Inc. Total				8,117,554	8,379,538	11.24%
SiTV, LLC	Television Programming	Senior Secured Note, 10.375%, 7/1/2019	$7,000,000	7,047,669	6,982,500	9.37%
The Selling Source, LLC	Information and Data Services	Senior Secured Term Loan, 12.54%, 12/31/2017***	$3,717,165	3,694,719	2,392,615	3.21%
US Shale Solutions, Inc.	Oil and Gas Field Services	Senior Secured Term Loan, 12.50%, 9/1/2017	$4,000,000	3,932,860	3,840,000	5.15%
VaultLogix, LLC	Information Retrieval Services	Warrants for Variable % Ownership, (at a $307.855 strike price), expire 1/14/2019ˆ	3,349	$56,147	$—	—%
Total Other Investments				100,607,151	95,202,874	127.73%
Total Investments				$147,389,253	$131,529,402	176.46%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) (Continued)
September 30, 2014

The following tables show the fair value of our portfolio of investments by geography and industry as of September 30, 2014.

	September 30, 2014
Geography	Investment at Fair Value (in millions)	Percentage of Net Assets
United States	$122.4	164.24%
United Kingdom	7.2	9.70
Canada	1.9	2.52
Total	$131.5	176.46%

	September 30, 2014
Industry	Investment at Fair Value (in millions)	Percentage of Net Assets
Consumer Financing	$13.7	18.45%
Oil and Gas Field Services	10.6	14.21
Mobile Device Management	10.0	13.42
Radio Broadcasting	9.6	12.84
Real Estate Management Services	8.5	11.40
Building Cleaning and Maintenance Services	8.4	11.24
Wireless Communications	8.2	11.06
Maritime Security Services	7.2	9.70
Television Programming	7.0	9.37
Electric Services	5.9	7.98
Healthcare Billing and Collections	5.2	6.97
Energy Efficiency Services	4.5	6.09
CableTV/Broadband Services	4.4	5.87
Munitions	4.3	5.71
Food Distributors and Wholesalers	3.8	5.07
Biological Products	3.5	4.67
Industrial Molded Products	2.8	3.76
Information and Data Services	2.6	3.53
Outdoor Advertising Services	2.1	2.85
Geophysical Surveying and Mapping Services	1.9	2.53
Non-Residential Property Owner	1.9	2.49
Stationery, Tablets, and Related Products	1.7	2.30
Asset Recovery Services	1.7	2.23
Equipment Rental Services	1.6	2.19
Medical Liability Claims Factoring	0.4	0.53
Total	$131.5	176.46%

(1)	The Company’s investments are acquired in private transactions exempt from registration under the Securities Act of 1933, therefore are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act of 1933.

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) (Continued)
September 30, 2014

(2)	A majority of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to LIBOR or the U.S. prime rate, and which is reset daily, monthly, quarterly or semi-annually. For each debt investment, the Company has provided the interest rate in effect as of September 30, 2014. If no reference to LIBOR or the U.S. prime rate is made, the rate is fixed. A floor is the minimum rate that will be applied in calculating an interest rate. A cap is the maximum rate that will be applied in calculating an interest rate.
(3)	“Control Investments” are investments in those companies that are “Control Investments” of the Company, as defined in the Investment Company Act of 1940. A company is deemed to be a “Control Investment” of Full Circle Capital Corporation if Full Circle Capital Corporation owns more than 25% of the voting securities of such company.
(4)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the Investment Company Act of 1940, which are not “Control Investments.” A company is deemed to be an “Affiliate” of Full Circle Capital Corporation if Full Circle Capital Corporation owns 5% or more, but less than 25%, of the voting securities of such company.
(5)	Full Circle Capital Corporation’s equity investment in New Media West, LLC is held through its wholly owned subsidiary FC New Media, Inc. The Company has written a warrant with respect to 360 of the Company's 720 limited liability company interests in New Media West, LLC, which has a strike price of $3,125,000, which increases over time to $3,500,000. This warrant expires on December 18, 2019. See Note 10.
(6)	Full Circle Capital Corporation’s equity investment in Takoda Resources Inc. is held through its wholly owned subsidiary FC Takoda Holdings, LLC.
(7)	Full Circle Capital Corporation’s equity investment in TransAmerican Asset Servicing Group, LLC is held through its wholly owned subsidiary TransAmerican Asset Servicing Group, Inc.
(8)	Full Circle Capital Corporation’s equity investments in SOLEX Fine Foods, LLC; Catsmo, LLC are held through its wholly owned subsidiary FC New Specialty Foods, Inc.
(9)	A portion of Full Circle Capital Corporation’s investment in West World Media, LLC is held through its wholly owned subsidiary Full Circle West, Inc. The remainder of the LLC interests are held directly by Full Circle Capital Corporation.
(10)	Investments were on non-accrual status as of September 30, 2014.
(11)	Investment was placed on non-accrual status as of October 6, 2014.
(12)	Warrant participation for 8.0% of US Oilfield Company’s fully diluted ownership includes any dilution provisions as of September 30, 2014.
*	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
***	Security pays all or a portion of its interest in kind.
ˆ	Security is a non-income producing security.

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2014

Description(1)	Industry	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Control Investments(3)
New Media West, LLC	Cable TV/ Broadband Services	Senior Secured Term Loan, 9.00%, 12/31/2017	$4,826,711	$4,826,711	$4,605,326	6.31%
		Limited Liability Company Interestsˆ,(5)	720	3,600,000	1,061,353	1.45%
New Media West, LLC Total				8,426,711	5,666,679	7.76%
Takoda Resources Inc.*	Geophysical Surveying and Mapping Services	Senior Secured Term Loan, 16.00%, 4/1/2016	$2,692,828	2,692,828	2,557,379	3.50%
		Common Stockˆ,(6)	749	—	—	—%
Takoda Resources Inc. Total				2,692,828	2,557,379	3.50%
Texas Westchester Financial, LLC	Consumer Financing	Limited Liability Company Interestsˆ	9,278	905,819	540,037	0.74%
The Finance Company, LLC	Consumer Financing	Senior Secured Term Loan, 15.00% (LIBOR plus 14.25%, 15.00% floor), 9/30/2015	$5,163,547	5,117,223	5,258,384	7.21%
		Limited Liability Company Interests	50	140,414	1,956,521	2.68%
The Finance Company, LLC Total				5,257,637	7,214,905	9.89%
TransAmerican Asset Servicing Group, LLC	Asset Recovery Services	Senior Secured Revolving Loan, 12.00%, 7/25/2016	$3,008,154	2,970,154	1,560,057	2.14%
		Limited Liability Company Interestsˆ,(7)	75	—	—	—%
TransAmerican Asset Servicing Group, LLC Total				2,970,154	1,560,057	2.14%
Total Control Investments				$20,253,149	$17,539,057	24.03%
Affiliate Investments(4)
Advanced Cannabis Solutions, Inc.	Non-Residential Property Owner	Warrant for 1,000,000 shares (at a $5.50 strike price), 1/21/2017ˆ	1	500,000	2,356,212	3.23%
Modular Process Control, LLC	Energy Efficiency Services	Senior Secured Revolving Loan, 14.50% (LIBOR plus 13.50%, 14.50% floor), 3/28/2017	$984,569	956,401	984,569	1.35%
		Senior Secured Term Loan, 15.50% (LIBOR plus 14.50%, 15.50% floor), 3/28/2017	$5,000,000	4,768,199	2,845,333	3.90%
		Senior Secured Term Loan – Tranche 2, 18.00%, (LIBOR plus 17.00%, 18.00% floor), 3/28/2017***	$795,237	795,237	141,208	0.19%
		Modular Process Control, LLC – Warrant for 14.50% of the outstanding Class B LLC Interests (at a $0.01 strike price), expire 3/28/2023ˆ	1	288,000	—	—%
Modular Process Control, LLC Total				6,807,837	3,971,110	5.44%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2014

Description(1)	Industry	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Affiliate Investments (continued)
ProGrade Ammo Group, LLC	Munitions	Senior Secured Revolving Loan, 9.19% (LIBOR plus 9.00%, 9.19% floor), 3/30/2016	$3,249,300	$3,249,300	$3,249,300	4.45%
		Senior Secured Term Loan, 16.19% (LIBOR plus 16.00%, 16.19% floor), 3/30/2016	$4,843,750	4,839,156	883,984	1.21%
		Warrants for 9.5% of the outstanding LLC interests (at a $10.00 strike price), expire 8/2/2018ˆ	181,240	176,770	—	—%
ProGrade Ammo Group, LLC Total				8,265,226	4,133,284	5.66%
SOLEX Fine Foods, LLC; Catsmo, LLC	Food Distributors & Wholesalers	Senior Secured Term Loan, 12.30% (LIBOR plus 12.14%), 12/28/2016	$3,900,000	3,825,213	3,792,490	5.20%
		Limited Liability Company Interestsˆ,(8)	1	290,284	78,775	0.11%
		Warrants for 1.6% of the outstanding LLC interests (strike price $0.01), expire 12/31/2022ˆ,(8)	1	58,055	17,649	0.02%
SOLEX Fine Foods, LLC; Catsmo, LLC Total				4,173,552	3,888,914	5.33%
West World Media, LLC	Information and Data Services	Limited Liability Company Interestsˆ,(9)	85,210	430,500	238,897	0.33%
Total Affiliate Investments				20,177,115	14,588,417	19.99%
Other Investments
Attention Transit Advertising Systems, LLC	Outdoor Advertising Services	Senior Secured Term Loan, 11.50%, 9/30/2016	$2,147,504	2,147,504	2,174,419	2.98%
Background Images, Inc.	Equipment Rental Services	Senior Secured Term Loan – Term A, 14.66% (LIBOR plus 14.50%), 6/28/2015	$1,109,750	1,109,750	1,136,939	1.56%
		Senior Secured Term Loan – Term B, 16.41% (LIBOR plus 16.25%), 6/28/2015	$627,250	627,250	641,321	0.88%
Background Images, Inc. Total				1,737,000	1,778,260	2.44%
Blackstrap Broadcasting, LLC	Radio Broadcasting	Senior Secured Term Loan, 6.16% (LIBOR plus 6.00%), 7/31/2014(10)	$3,095,547	3,095,547	2,466,841	3.38%
		Subordinated Secured Term Loan, 16.00% (PRIME plus 7.75%, 16.00% floor), 7/31/2014(10)	$3,500,000	3,500,000	—	—%
Blackstrap Broadcasting, LLC Total				6,595,547	2,466,841	3.38%
Butler Burgher Group, LLC	Real Estate Management Services	Senior Secured Revolving Loan, 12.00% (LIBOR plus 11.75%, 12.00% floor), 6/30/2017	$750,000	743,250	743,250	1.02%
		Senior Secured Term Loan, 12.00% (LIBOR plus 11.75%, 12.00% floor), 6/30/2017	$8,000,000	7,928,006	7,928,006	10.86%
Butler Burgher Group, LLC Total				8,671,256	8,671,256	11.88%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2014

Description(1)	Industry	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Other Investments (continued)
CPX, Inc.	Industrial Molded Products	Senior Secured Revolving Loan, 14.19% (LIBOR plus 14.00%, 14.19% floor), 9/30/2016	$2,000,000	$1,984,726	$2,000,000	2.74%
		Senior Secured Term Loan, 14.69% (LIBOR plus 14.50%, 14.69% floor), 9/30/2016	$950,000	938,103	953,040	1.31%
CPX, Inc. Total				2,922,829	2,953,040	4.05%
Dynamic Energy Services International, LLC	Oil and Gas Field Services	Senior Secured Term Loan, 9.50%, (LIBOR plus 8.50%, 9.50% floor), 3/12/2018	$4,937,500	4,845,331	4,845,331	6.64%
Esselte Holdings Inc., Esselte AB*	Stationery, Tablets, and Related Products	Senior Secured Term Loan, 10.75% (LIBOR plus 8.75%, 10.75% floor), 2/29/2016	$1,779,931	1,780,317	1,794,764	2.46%
GW Power, LLC and Greenwood Fuels WI, LLC	Electric Services	Senior Secured Term Loan, 12.16% (LIBOR plus 12.00%, 12.16% floor), 3/31/2016	$6,000,000	5,947,109	5,947,109	8.15%
Infinite Aegis Group, LLC	Healthcare Billing and Collections	Senior Secured Revolving Loan, 12.19% (LIBOR plus 12.00%, 12.19% floor), 7/31/2017	$1,550,000	1,536,485	1,550,000	2.12%
		Senior Secured Term Loan, 15.19% (LIBOR plus 15.00%, 15.19% floor), 7/31/2017***	$3,950,458	3,842,232	3,846,957	5.27%
		Warrants for 2.0% of the outstanding LLC interests (at a $0.01 strike price), expire 8/1/2023ˆ	1	107,349	52,415	0.07%
Infinite Aegis Group, LLC Total				5,486,066	5,449,372	7.46%
JN Medical Corporation	Biological Products	Senior Secured Term Loan, 11.25%, (LIBOR plus 11.00%, 11.25% floor, 12.00% cap), 6/30/2016	$3,500,000	3,465,000	3,465,000	4.75%
MDU Communications (USA) Inc.	Cable TV/ Broadband Services	Senior Secured Term Loan – Tranche A, 2.00%, 10/3/2014(10)	$1,755,111	1,755,111	451,766	0.62%
Ocean Protection Services*	Maritime Security Services	Senior Secured Term Loan, 12.50%, (LIBOR plus 12.00%, 12.50% floor), 3/4/2017	$7,000,000	6,935,624	7,136,267	9.78%
PEAKS Trust 2009-1*	Consumer Financing	Senior Secured Term Loan, 7.50%, (LIBOR plus 5.50%, 7.50% floor), 1/27/2020	$10,296,774	8,560,025	8,803,741	12.06%
PR Wireless, Inc.	Wireless Communications	Senior Secured Term Loan, 10.00%, (LIBOR plus 9.00%, 10.00% floor), 6/27/2020	$8,500,000	7,695,855	7,695,855	10.54%
		Warrant for 101 shares (at a $0.01 strike price), 6/27/2024ˆ	1	634,145	634,145	0.87%
PR Wireless, Inc. Total				8,330,000	8,330,000	11.41%
Pristine Environments, Inc.	Building Cleaning and Maintenance Services	Senior Secured Revolving Loan, 11.70% (LIBOR plus 11.50%, 11.70% floor), 3/31/2017	$3,378,379	3,378,379	3,519,370	4.82%
		Senior Secured Term Loan A, 12.70% (LIBOR plus 12.50%, 12.70% floor), 3/31/2017	$1,049,875	1,041,852	1,079,097	1.48%
		Senior Secured Term Loan B, 12.70% (LIBOR plus 12.50%, 12.70% floor), 3/31/2017	$3,250,000	3,175,000	3,336,125	4.57%
Pristine Environments, Inc. Total				7,595,231	7,934,592	10.87%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2014

Description(1)	Industry	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Other Investments (continued)
RCS Capital Corp.*	Financial Services	Subordinated Secured Term Loan, 10.50%, (LIBOR plus 9.50%, 10.50% floor), 4/29/2021	$7,500,000	$7,628,939	$7,743,750	10.61%
SiTV, LLC****	Television Programming	Senior Secured Note, 10.375%, 7/1/2019	$7,000,000	7,050,000	7,175,000	9.83%
The Selling Source, LLC	Information and Data Services	Senior Secured Term Loan, 12.54%, 1/31/2017	$3,637,572	3,613,822	2,442,630	3.35%
US Path Labs, LLC	Healthcare Services	Senior Secured Term Loan, 14.00% (LIBOR plus 13.25%, 14.00% floor), 8/31/2014	$3,500,000	3,482,306	3,500,000	4.80%
VaultLogix, LLC	Information Retrieval Services	Warrants for Variable% Ownership, (at a $307.855 strike price), expire 1/14/2019ˆ	3,349	56,147	—	—%
United States Treasury		United States Treasury Bill** (0.11)%, 7/3/2014	$25,000,000	$25,000,147	$25,000,147	34.26%
Total Other Investments				123,605,311	118,063,285	161.78%
Total Investments				$164,035,575	$150,190,759	205.80%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2014

The following tables show the fair value of our portfolio of investments by geography and industry as of June 30, 2014, excluding United States Treasury Bills.

	June 30, 2014
Geography	Investment at Fair Value (in millions)	Percentage of Net Assets
United States	$115.5	158.26%
United Kingdom	7.1	9.78
Canada	2.6	3.50
Total	$125.2	171.54%

	June 30, 2014
Industry	Investment at Fair Value (in millions)	Percentage of Net Assets
Consumer Financing	$16.5	22.69%
Real Estate Management Services	8.7	11.88
Wireless Communications	8.3	11.41
Building Cleaning and Maintenance Services	7.9	10.87
Financial Services	7.7	10.61
Television Programming	7.2	9.83
Maritime Security Services	7.1	9.78
CableTV/Broadband Services	6.1	8.38
Electric Services	5.9	8.15
Healthcare Billing and Collections	5.4	7.47
Oil and Gas Field Services	4.8	6.64
Munitions	4.1	5.66
Energy Efficiency Services	4.0	5.44
Food Distributors and Wholesalers	3.9	5.33
Healthcare Services	3.5	4.80
Biological Products	3.5	4.75
Industrial Molded Products	3.0	4.05
Information and Data Services	2.7	3.67
Geophysical Surveying and Mapping Services	2.6	3.50
Radio Broadcasting	2.5	3.38
Non-Residential Property Owner	2.4	3.23
Outdoor Advertising Services	2.2	2.98
Stationery, Tablets, and Related Products	1.8	2.46
Equipment Rental Services	1.8	2.44
Asset Recovery Services	1.6	2.14
Total	$125.2	171.54%

(1)	The Company’s investments are acquired in private transactions exempt from registration under the Securities Act of 1933, therefore are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act of 1933.

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2014

(2)	A majority of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to LIBOR or the U.S. prime rate, and which is reset daily, monthly, quarterly or semi-annually. For each debt investment, the Company has provided the interest rate in effect as of June 30, 2014. If no reference to LIBOR or the U.S. prime rate is made, the rate is fixed.
(3)	“Control Investments” are investments in those companies that are “Control Investments” of the Company, as defined in the Investment Company Act of 1940. A company is deemed to be a “Control Investment” of Full Circle Capital Corporation if Full Circle Capital Corporation owns more than 25% of the voting securities of such company.
(4)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the Investment Company Act of 1940, which are not “Control Investments.” A company is deemed to be an “Affiliate” of Full Circle Capital Corporation if Full Circle Capital Corporation owns 5% or more, but less than 25%, of the voting securities of such company.
(5)	Full Circle Capital Corporation’s equity investment in New Media West, LLC is held through its wholly owned subsidiary FC New Media, Inc.
(6)	Full Circle Capital Corporation’s equity investment in Takoda Resources Inc. is held through its wholly owned subsidiary FC Takoda Holdings, LLC.
(7)	Full Circle Capital Corporation’s equity investment in TransAmerican Asset Servicing Group, LLC is held through its wholly owned subsidiary TransAmerican Asset Servicing Group, Inc.
(8)	Full Circle Capital Corporation’s equity investments in SOLEX Fine Foods, LLC; Catsmo, LLC are held through its wholly owned subsidiary FC New Specialty Foods, Inc.
(9)	A portion of Full Circle Capital Corporation’s investment in West World Media, LLC is held through its wholly owned subsidiary Full Circle West, Inc. The remainder of the LLC interests are held directly by Full Circle Capital Corporation.
(10)	Investments were on non-accrual status as of June 30, 2014.
*	Investment is not a qualifying asset under Section 55(a) of the 1940 Act.
**	Interest rate shown reflects yield to maturity at time of purchase.
***	Security pays all or a portion of its interest in kind.
****	Security is a “when issued” security.
ˆ	Security is a non-income producing security.

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
September 30, 2014

Note 1. Organization

References herein to “we”, “us” or “our” refer to Full Circle Capital Corporation and Subsidiaries (“Full Circle Capital” or the “Company”) unless the context specifically requires otherwise.

We were formed as Full Circle Capital Corporation, a Maryland corporation, on April 16, 2010 and were funded in an initial public offering, or IPO, completed on August 31, 2010. We are a non-diversified, closed-end investment company that has filed an election to be treated as a business development company, or BDC, under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, we expect to qualify annually as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code. We invest primarily in senior secured term debt issued by middle-market companies. Our investment objective is to generate both current income and capital appreciation through debt and equity investments. Financial information for the year ended June 30, 2014 is derived from the Company’s audited financial statements.

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

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending June 30, 2015.

The June 30, 2014 and September 30, 2013 Consolidated Financial Statements were reclassified in order to be consistent with the new format used for the September 30, 2014 Consolidated Financial Statements.

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
September 30, 2014

Note 2. Significant Accounting Policies  – (continued)

Basis of Consolidation

Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are generally precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our financial statements include our accounts and the accounts of Full Circle West, Inc., FC New Media, Inc., TransAmerican Asset Servicing Group, Inc., FC New Specialty Foods, Inc., and FC Takoda Holdings, LLC, our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Valuation of Investments

In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from an independent pricing service or broker-dealers or market makers. Debt and equity securities for which market quotations are not readily available or are not considered to be the best estimate of fair value are valued at fair value as determined in good faith by the Board of Directors (the “Board”). Because the Company expects that there will not be a readily available market value for many of the investments in the Company’s portfolio, it is expected that many of the Company’s portfolio investments’ values will be determined in good faith by the Board in accordance with a documented valuation policy that has been reviewed and approved by the Board and in accordance with GAAP. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

In determining fair value, Full Circle Capital’s Board uses various valuation approaches. In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
September 30, 2014

Note 2. Significant Accounting Policies  – (continued)

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

Valuation Techniques

Senior and Subordinated Secured Loans

The Company’s portfolio consists primarily of private debt instruments. Investments for which market quotations are readily available (“Level 2 Debt”) are valued using market quotations, which are generally

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
September 30, 2014

Note 2. Significant Accounting Policies  – (continued)

obtained from an independent pricing service or broker-dealers. For other debt investments (“Level 3 Debt”) market quotations are not available and other techniques are used to determine fair value. The Company considers its Level 3 debt to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, the Board considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions, success and prepayment fees, and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as defined above, the Board may evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.

This evaluation will be updated no less than quarterly for Level 3 debt instruments that are not performing, and more frequently for time periods where there are significant changes in the investor base or significant changes in the perceived value of the underlying collateral. The collateral value will be analyzed on an ongoing basis using internal metrics, appraisals, third-party valuation agents and other data as may be acquired and analyzed by management and the Board.

Investments in Private Companies

The Board determines the fair value of its investments in private companies where no market quotations are readily available by incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable transactions, and performance multiples, among other factors, including work performed by third-party valuation agents. These nonpublic investments are included in Level 3 of the fair value hierarchy.

Warrants

The Board will ascribe value to warrants based on fair value analyses that can include discounted cash flow analyses, option pricing models, comparable analyses and other techniques as deemed appropriate.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued expenses, approximate fair value due to their short-term nature. The carrying amounts and fair values of the Company’s long-term obligations are disclosed in Note 8.

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

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with senior and subordinated secured loans are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a senior or subordinated secured loan, any unamortized loan origination, closing and/or commitment fees are recorded as interest income. Generally, when a payment default occurs on a loan in the portfolio, or if the Company otherwise believes that the issuer of the loan will not be able to make contractual interest payments,

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
September 30, 2014

Note 2. Significant Accounting Policies  – (continued)

the Company may place the loan on non-accrual status and cease recognizing interest income on the loan until all principal and interest is current through payment, or until a restructuring occurs, and the interest income is deemed to be collectible. The Company may make exceptions to this policy if a loan has sufficient collateral value and is in the process of collection or is viewed to be able to pay all amounts due if the loan were to be collected on through an investment in or sale of the business, the sale of the assets of the business, or some portion or combination thereof.

Dividend income is recorded on the ex-dividend date.

Structuring fees, excess deal deposits, prepayment fees and similar fees are recognized as Other Income as earned, usually when received. Other fee income, including administrative and unused line fees, is included in Other Income. Income from such sources was $209,025 and $191,015 for the three months ended September 30, 2014, and 2013, respectively.

Change in unrealized gain (loss) on investments

Net change in unrealized appreciation or depreciation recorded on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

From time to time, the Company may enter into a new transaction with a portfolio company as a result of the sale, merger, foreclosure, bankruptcy or other corporate event involving the portfolio company. In such cases, the Company may receive newly issued notes, securities and/or other consideration in exchange for, or resulting from, the cancellation of the instruments previously held by the Company with regard to that portfolio company. In such cases, the Company may experience a realized loss on the instrument being sold or cancelled, and, concurrently, an elimination of any previously recognized unrealized losses on the portfolio investment. Such elimination of unrealized loss is included on the Consolidated Statements of Operations as an increase in the Net Change in Unrealized Gain (Loss) on Investments.

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
September 30, 2014

Note 2. Significant Accounting Policies  – (continued)

Distributions

Distributions to common stockholders are recorded on the ex-dividend date. The amounts, if any, of our monthly distributions are approved by our Board each quarter and are generally based upon our management’s estimate of our earnings for the quarter. Net realized capital gains, if any, are distributed at least annually.

Guarantees and Indemnification Agreements

We follow ASC Topic 460 — Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“ASC 460”). The application of ASC 460 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, for those guarantees that are covered by ASC 460, the fair value of the obligation undertaken in issuing certain guarantees. ASC 460 did not have a material effect on the consolidated financial statements. Refer to Note 5 for further discussion of guarantees and indemnification agreements.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented. Basic and diluted earnings (loss) per share are the same since there are no potentially dilutive securities outstanding.

Organizational Expenses and Offering Costs

The Company did not incur organizational expenses for the three months ended September 30, 2014 or 2013. The Company complies with the requirements of ASC 340-10-S99-1, “Expenses of Offering”. Deferred offering costs consist principally of legal and audit costs incurred through the balance sheet date that are related to an offering of equity securities. Such costs are charged against the gross proceeds of the offering or will be charged to the Company’s operations if the offering is not completed. Offering expenses related to the Company’s July 14, 2014 offering were $14,246. Refer to Note 6.

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

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
September 30, 2014

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

Note 4. Earnings (Loss) per Common Share — Basic and Diluted

The following information sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended September 30, 2014, and September 30, 2013:

	Three months ended September 30, 2014	Three months ended September 30, 2013
	(Unaudited)	(Unaudited)
Per Share Data(1):
Net Increase/(Decrease) in Net Assets Resulting from Operations	$228,698	$(2,257,149)
Weighted average shares outstanding for period	11,877,534	7,569,382
Basic and diluted earnings (loss) per common share	$0.02	$(0.30)

(1)	Per share data based on weighted average shares outstanding.

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

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services, the Adviser receives a fee from us, consisting of two components, a base management fee and an incentive fee.

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

The total base management fees earned by the Adviser for the three months ended September 30, 2014, and 2013, were $572,558 and $409,258, respectively. The total base management fee payable to the Adviser as of September 30, 2014, and 2013 was $572,559 and $409,258, respectively after reflecting payment of $475,594 and $308,271, respectively for the three months ended September 30, 2014, and 2013, and is included in the Consolidated Statements of Assets and Liabilities in Due to Affiliates.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
September 30, 2014

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees with respect to each of the investments in our portfolio, provided that, the incentive fee determined as of December 31, 2010 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the inception of Full Circle Capital. There were no incentive fees earned on realized capital gains for the three months ended September 30, 2014 and 2013.

Income incentive fees of $389,850 and $314,739 were earned by the Adviser for the three months ended September 30, 2014, and 2013, respectively, and the total income incentive fees payable to the Adviser as of

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
September 30, 2014

Note 5. Related Party Agreements and Transactions  – (continued)

September 30, 2014, and 2013 was $389,851 and $311,793, after reflecting payment of $370,131 and $275,028 during the three months ended September 30, 2014, and 2013, respectively, and is included in the Consolidated Statements of Assets and Liabilities in Due to Affiliates.

The Adviser has agreed to reimburse the Company for any operating expenses, excluding interest expenses, investment advisory and management fees, and offering expenses, in excess of 1.50% of our net assets, beginning with our fiscal quarter ending September 30, 2014 through the end of our fiscal year 2015. For our fiscal year 2016 and beyond, the Adviser has agreed to reimburse us for any operating expenses, excluding interest expenses, investment advisory and management fees, and offering expenses, in excess of 1.75% of our net assets. The expense reimbursements due from the Adviser for the three months ended September 30, 2014 and 2013 were $282,674 and $0, respectively, and are included in Due from Affiliate on the Consolidated Statements of Assets and Liabilities.

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

The Administrator, and Conifer Asset Solutions LLC, f/k/a Vastardis Fund Services LLC (“Conifer” or the “Sub-Administrator”), may also provide administrative services to the Adviser. As a result, the Adviser also reimburses the Administrator and/or the Sub-Administrator for its allocable portion of the Administrator’s and/or Sub-Administrator’s overhead, including rent, the fees and expenses associated with performing compliance functions for Full Circle Advisors, and its allocable portion of the compensation of any administrative support staff. To the extent the Adviser or any of its affiliates manage other investment vehicles in the future, no portion of any administrative services provided by the Administrator to such other investment vehicles will be charged to us.

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
September 30, 2014

Note 5. Related Party Agreements and Transactions  – (continued)

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

Additionally, prior to September 30, 2013, we reimbursed the Administrator for the fees charged for the services of William E. Vastardis, our Chief Financial Officer, Treasurer and Secretary, at an annual rate of up to $250,000. On September 9, 2013, the Company’s Board of Directors appointed Michael J. Sell to succeed William E. Vastardis as our Chief Financial Officer, Treasurer and Secretary effective as of September 30, 2013. Mr. Vastardis is the Chairman of Conifer Asset Solutions LLC.

For the three months ended September 30, 2014 and 2013, respectively, the Company incurred $175,677 and $189,168, respectively, of expenses under the Administration Agreement, $63,209 and $50,000, respectively, of which were earned by the Sub-Administrator and $75,913 and $75,338, respectively, were paid for officers’ compensation. The remaining $36,555 and $63,830, respectively, were recorded as an Allocation of Overhead Expenses in the Consolidated Statements of Operations.

On June 4, 2014, we formed FC Capital Investment Partners (“FCIP”), a multiple series private fund, for which we serve as the managing member and investment adviser. FCIP was formed as a Delaware limited liability company and operates under a Limited Liability Company agreement dated June 13, 2014. FCIP closed its first series on June 17, 2014, raising approximately $5.6 million in capital from investors. FCIP closed its second series on September 25, 2014, raising approximately $10.0 million in capital from investors. We may co-invest in certain portfolio investments from time to time with one or more series issued by FCIP where we determine that the aggregate available investment opportunity exceeds what we believe would be appropriate for us to acquire directly, subject to certain conditions.

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
September 30, 2014

Note 5. Related Party Agreements and Transactions  – (continued)

As of September 30, 2014, only one non-control investment, JN Medical Corporation, had accepted our offer for managerial services during the current fiscal year. No fees have been charged to JN Medical Corporation for such services.

Note 6. Equity Offerings, Related Expenses and Other Stock Issuances

Offering expenses are generally charged against paid-in capital in excess of par. The proceeds raised, the related underwriting fees, the offering expenses, and the price at which common stock was issued, since inception, are detailed in the following table:

Issuances of Common Stock	Number of Shares Issued		Gross Proceeds Raised, Net Assets Acquired and Dividends Reinvested	Underwriting Fees		Offering Expenses	Gross Offering Price
April 16, 2010	100		$1,500	$—		$—	$15.00 per/share
August 31, 2010	4,191,415	(1)	$42,425,564	$—		$—	$10.13 per/share(2)
August 31, 2010	2,000,000		$18,000,000	$1,350,000		$1,052,067	$9.00 per/share
November 27, 2012	1,350,000		$10,665,000	$533,250		$153,330	$7.90 per/share
January 14, 2014	1,892,300	(3)	$13,492,099	$539,684		$261,994	$7.13 per/share
February 27, 2014	630,000		$4,920,300	$—	(4)	$47,236	$7.81 per/share
June 19, 2014	1,351,352		$10,000,005	$—	(4)	$44,826	$7.40 per/share
July 14, 2014	506,000		$3,744,000	$—	(4)	$14,246	$7.40 per/share

(1)	Includes 403,662 shares that were issued on September 30, 2010 upon the expiration of the overallotment option granted to the underwriters in connection with our initial public offering. Such shares were deemed to be outstanding at August 31, 2010.
(2)	Based on weighted average price assigned to shares.
(3)	Includes 242,300 overallotment shares that were granted to the underwriters in connection with our January 14, 2014 follow-on offering. The underwriters exercised their option to purchase additional shares on January 27, 2014. Such shares were deemed to be outstanding at January 14, 2014.
(4)	This was a private placement offering placed directly with investors.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
September 30, 2014

Note 7. Financial Highlights

	Three months ended September 30, 2014		Three months ended September 30, 2013
	(Unaudited)		(Unaudited)
Per Share Data(1):
Net asset value at beginning of period	$6.38		$8.01
Accretion (dilution) from offering	0.04		—
Offering costs	(0.00)		—
Net investment income	0.16		0.16
Change in unrealized loss	(0.17)		(0.37)
Realized gain (loss)	0.03		(0.09)
Dividends from Net investment income	(0.16)		(0.16)
Return of capital	(0.04)		(0.07)
Net asset value at end of period	$6.24		$7.48
Per share market value at end of period	$6.39		$8.55
Total return based on market value	(15.62	)%(5)	12.42	%(5)
Total return based on net asset value	0.87	%(5)	(3.91	)%(5)
Shares outstanding at end of period	11,949,034		7,569,382
Weighted average shares outstanding for period	11,877,534		7,569,382
Ratio/Supplemental Data:
Net assets at end of period	$74,537,373		$56,638,363
Average net assets	$76,016,697		$58,641,201

Annualized ratio of gross operating expenses to average net assets(6)	13.19%		13.35%
Annualized ratio of net operating expenses to average net assets(6)	11.34%		13.35%
Annualized ratio of net investment income to average net assets(6)	9.99%		8.42%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets(6)	1.46%		3.58%
Portfolio Turnover(8)	22%		12%

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
September 30, 2014

Note 7. Financial Highlights  – (continued)

	Year Ended June 30, 2014		Year Ended June 30, 2013		Year Ended June 30, 2012		For the period from August 31, 2010 (commencement of operations) to June 30, 2011
Per Share Data(1)(2):
Net asset value at beginning of period	$8.01		$8.59		$9.08		$9.40
Accretion (dilution) from offering	0.03	(7)	(0.18	)(3)	—		—
Offering costs	(0.04)		(0.02)		—		(0.04)
Net investment income (loss)	0.71		0.77		0.78		0.70
Change in unrealized gain (loss)	(1.36)		0.37		(0.32)		(0.29)
Realized gain (loss)	(0.11)		(0.60)		(0.03)		0.06
Dividends from Net investment income	(0.69)		(0.78)		(0.80)		(0.75)
Return of capital	(0.17)		(0.14)		(0.12)		—
Net asset value at end of period	$6.38		$8.01		$8.59		$9.08
Per share market value at end of period	$7.81		$7.83		$7.65		$7.90
Total return based on market value	11.51	%(5)	15.12	%(5)	8.71	%(5)	(4.03	)%(4)
Total return based on net asset value	(11.00	)%(5)	4.94	%(5)	6.20	%(5)	5.62	%(4)
Shares outstanding at end of period	11,443,034		7,569,382		6,219,382		6,219,382
Weighted average shares outstanding for period	8,698,814		7,018,286		6,219,382		6,206,824
Ratio/Supplemental Data:
Net assets at end of period	$72,980,277		$60,644,039		$53,442,785		$56,474,006
Average net assets	$64,360,541		$57,842,601		$55,531,518		$57,455,987
Annualized ratio of gross operating expenses to average net assets(6)	12.11%		11.52%		9.56%		8.49%
Annualized ratio of net operating expenses to average net assets(6)	12.11%		11.52%		8.99%		7.34%
Annualized ratio of net investment income (loss) to average net assets(6)	9.37%		9.30%		8.70%		9.29%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets(6)	3.04%		3.53%		3.15%		2.00%
Portfolio Turnover(8)	88%		73%		58%		54%

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Financial highlights for the period from April 16, 2010 (inception) through June 30, 2010 are not presented as the Company’s operations were limited to organization and offering activities only.
(3)	Dilution from offering is based on the change in net asset value from a follow-on offering on November 27, 2012.
(4)	Total return based on market value is based on the change in market price per share assuming an investment at the initial public offering price of $9.00 per share and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.
(5)	Total return based on market value is based on the change in market price per share and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.
(6)	Financial Highlights for periods of less than one year are annualized and the ratios of gross and net operating expenses to average net assets and net investment income (loss) to average net assets are adjusted accordingly. Non-recurring expenses were not annualized. For the period from August 31, 2010 (commencement of operations) to June 30, 2011 the Company incurred $102,609 of organizational expenses, which were deemed to be non-recurring.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
September 30, 2014

Note 7. Financial Highlights  – (continued)

(7)	Accretion from offering is based on the net change in net asset value from the follow-on offerings on January 14, 2014, February 27, 2014, and June 19, 2014.
(8)	Portfolio Turnover is not annualized.

Note 8. Long Term Liabilities

Line of Credit

On June 3, 2013, the Company entered into a credit facility (the “Credit Facility”) with Santander Bank. The facility size was originally $32.5 million and replaced the Company’s First Capital Credit Facility. The Credit Facility was subsequently increased to $45.0 million on November 5, 2013. On September 12, 2014, the Company entered into an amendment to our Credit Facility with Santander Bank, N.A. to increase the size of the facility from $45.0 million to $60.0 million and to provide additional criteria for eligibility of loans under the borrowing base under the credit facility. The Company has not exercised its option to expand the facility as of September 30, 2014.

The Credit Facility matures on June 3, 2016 and bears interest based on a tiered rate structure, depending upon utilization, ranging from LIBOR (one month, two month or three month, depending on the Company’s option) plus 3.25% to 4.00% per annum, or from Santander Bank’s prime rate plus 1.25% to 2.00% per annum, based on the Company’s election. As of September 30, 2014, one month LIBOR, two month LIBOR, and three month LIBOR respectively were: 0.16%, 0.20%, and 0.23%. As of September 30, 2014, the Prime Rate was 3.25%. In addition, a fee of 0.50% per annum is charged on unused amounts under the Credit Facility. The Credit Facility is secured by all of the Company’s assets. Under the Credit Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, reporting requirements and other customary requirements, including a minimum balance sheet leverage ratio, for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature.

The fees and expenses associated with opening and expanding the Credit Facility are being amortized over the term of the Credit Facility in accordance with ASC 470 — Debt. As of September 30, 2014, of the total $758,628 fees and expenses incurred, $477,539 remains to be amortized and is reflected as Deferred Credit Facility Fees on the Consolidated Statement of Assets and Liabilities.

At September 30, 2014 and June 30, 2014, the Company had outstanding borrowings of $37,065,023 and $8,435,463, respectively under the Credit Facility, which amounts are included as Line of Credit in the Consolidated Statements of Assets and Liabilities.

Distribution Notes

On August 31, 2010, the Company entered into multiple senior unsecured notes (the “Distribution Notes”). The Distribution Notes consisted of $3,404,583 in senior unsecured notes, which bore interest at a fixed rate of 8% per annum, payable quarterly in cash, and were scheduled to mature on February 28, 2014. The Distribution Notes were paid off at par plus accrued interest on July 3, 2013. At September 30, 2014 and September 30, 2013, the Company had no Distribution Notes outstanding.

Notes Payable

On June 28, 2013, the Company issued $21,145,525 in aggregate principal amount of 8.25% Notes due June 30, 2020 (the “Notes”) (including a partial exercise of the underwriters’ overallotment option in July 2013) for net proceeds of $20,038,250 after deducting underwriting commissions of approximately $860,822 and offering expenses of $246,453.

On July 14, 2014, we closed an offering of our 8.25% fixed-rate notes due 2020. The Notes offering consisted of $12,500,000 in aggregate principal amount of the Notes. The Notes were sold at price of $25.375 plus accrued interest from June 30, 2014, a premium to par value of $25.00 per Note. The sale of the notes

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
September 30, 2014

Note 8. Long Term Liabilities  – (continued)

resulted in total gross proceeds of $12,687,500. The Notes are a further issuance of, rank equally in right of payment with, and form a single series with the $21,145,525 of currently outstanding Notes.

The offering expenses and underwriting commissions are being amortized over the term of the notes in accordance with ASC 470 - Debt. As of September 30, 2014, of the total $1,294,775 issuance costs incurred, $908,096 remains to be amortized and is reflected as Deferred Debt Issuance Costs in the Consolidated Statement of Assets and Liabilities. Additionally, $180,702 of the $187,500 premium related to the July 14, 2014 issuance remains unamortized and is included in Notes Payable in the Consolidated Statement of Assets and Liabilities.

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

The Indenture contains certain covenants, including covenants requiring compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. The Company may repurchase the Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Notes repurchased by the Company may, at the Company’s option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the Indenture. As of September 30, 2014, the Company had not repurchased any of the Notes in the open market.

At September 30, 2014 and June 30, 2014, the Company had a balance of $33,645,525 and $21,145,525 on the Notes, respectively, which is included in the Consolidated Statements of Assets and Liabilities.

The following shows a summary of the Long Term Liabilities as of September 30, 2014 and June 30, 2014.

As of September 30, 2014 (Unaudited)

Facility	Commitments	Borrowings Outstanding	Fair Value
Credit Facility(1)	$45,000,000	$37,065,023	$37,065,023
Notes	33,645,525	33,645,525	35,637,340
Total	$78,645,525	$70,710,548	$72,702,363

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
September 30, 2014

Note 8. Long Term Liabilities  – (continued)

As of June 30, 2014

Facility	Commitments	Borrowings Outstanding	Fair Value
Credit Facility	$45,000,000	$8,435,463	$8,435,463
Notes	21,145,525	21,145,525	22,304,300
Total	$66,145,525	$29,580,988	$30,739,763

(1)	On September 12, 2014, the Company entered into an amendment to our Credit Facility with Santander Bank, N.A. to increase the size of the facility from $45.0 million to $60.0 million and to provide additional criteria for eligibility of loans under the borrowing base under the credit facility. The Company has not exercised its option to expand the facility as of September 30, 2014.

As of September 30, 2014 and June 30, 2014, the carrying amount of the Company’s outstanding Credit Facility approximated fair value. The fair values of the Company’s Credit Facility and Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Notes is determined by utilizing market quotations from the measurement date.

Note 9. Fair Value Measurements

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of September 30, 2014 and June 30, 2014, respectively:

As of September 30, 2014 (unaudited)

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$10,822,500	$113,709,308	$124,531,808
Limited Liability Company Interests, at fair value	—	—	2,329,498	2,329,498
Investments in Warrants, at fair value	—	—	4,668,096	4,668,096
	$—	$10,822,500	$120,706,902	$131,529,402

As of June 30, 2014

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$7,175,000	$111,079,608	$118,254,608
Limited Liability Company Interests, at fair value	—	—	3,875,583	3,875,583
Investments in Warrants, at fair value	—	—	3,060,421	3,060,421
U.S. Treasury Securities, at fair value(1)	25,000,147	—	—	25,000,147
	$25,000,147	$7,175,000	$118,015,612	$150,190,759

(1)	U.S. Treasury Securities were purchased and temporarily held in connection with compliance with RIC diversification requirements under Subchapter M of the Code.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
September 30, 2014

Note 9. Fair Value Measurements  – (continued)

During the three months ended September 30, 2014 and the year ended June 30, 2014, there were no transfers in or out of levels.

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

The tables below reflect the changes in Level 3 assets measured at fair value for the three months ended September 30, 2014, the three months ended September 30, 2013 and for the year ended June 30, 2014.

	Three months ended September 30, 2014 (unaudited)
	Beginning Balance July 1, 2014	Amortization & Accretion of Fixed Income Premiums & Discounts	Realized & Unrealized Gains (Losses)	Purchases	Sales & Settlements	Ending Balance September 30, 2014	Change in Unrealized Gains (Losses) for Investments still held at September 30, 2014

Assets
Senior and Subordinated Loans, at fair value	$111,079,608	$171,294	$899,805	$30,250,399	$(28,691,798)	$113,709,308	$628,309
Limited Liability Company Interests, at fair value	3,875,583	—	(1,546,085)	—	—	2,329,498	(1,546,085)
Warrants, at fair value	3,060,421	—	(681,725)	2,289,400	—	4,668,096	(681,726)
	$118,015,612	$171,294	$(1,328,005)	$32,539,799	$(28,691,798)	$120,706,902	$(1,599,502)

	Three months ended September 30, 2013 (unaudited)
	Beginning Balance July 1, 2013	Accretion of Original Issue Discount	Realized & Unrealized Gains (Losses)	Purchases	Sales And Settlements	Ending Balance September 30, 2013	Change in Unrealized Gains (Losses) for Investments still held at September 30, 2013
Assets
Senior and Subordinated Loans, at fair value	$81,195,958	$80,599	$(2,885,936)	$19,894,599	$(10,134,420)	$88,150,800	$(2,207,383)
Limited Liability Company Interests, at fair value	6,784,435	—	(428,875)	—	—	6,355,560	(428,875)
Warrants, at fair value	194,108	—	(186,633)	107,349	—	114,824	(186,633)
	$88,174,501	$80,599	$(3,501,444)	$20,001,948	$(10,134,420)	$94,621,184	$(2,822,891)

	Year ended June 30, 2014
	Beginning Balance July 1, 2013	Amortization & Accretion of Fixed Income Premiums & Discounts	Realized & Unrealized Gains (Losses)	Purchases	Sales & Settlements	Ending Balance June 30, 2014	Change in Unrealized Gains (Losses) for Investments still held at June 30, 2014
Assets
Senior and Subordinated Loans, at fair value	$81,195,958	$466,767	$(12,452,898)	$124,171,284	$(82,301,503)	$111,079,608	$(12,199,647)
Limited Liability Company Interests, at fair value	6,784,435	—	(2,949,136)	40,284	—	3,875,583	(2,949,136)
Warrants, at fair value	194,108	—	1,624,819	1,241,494	—	3,060,421	1,624,819
	$88,174,501	$466,767	$(13,777,215)	$125,453,062	$(82,301,503)	$118,015,612	$(13,523,964)

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
September 30, 2014

Note 9. Fair Value Measurements  – (continued)

Realized and unrealized gains and losses are included in net realized gain (loss) on investments and net change in unrealized gain (loss) on investments in the Consolidated Statement of Operations. The change in unrealized losses for Level 3 investments still held at September 30, 2014 of $1,599,502 is included in net change in net unrealized gain (loss) on investments in the Consolidated Statement of Operations for the three months ended September 30, 2014.

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2014:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)
Senior and Subordinated Loans	$92,630,204	Discounted cash flows (income approach)	Discount Rate	3.60% – 45.00% (15.85)%
	14,860,196	Precedent Transactions	Transaction Value	N/A
	6,218,908	Liquidation Value	Asset Value	N/A
Total Senior and Subordinated Loans	113,709,308
Limited Liability Interests and Warrants (Private Companies)	2,451,935	Market comparable companies (market approach)	EBITDA multiple	4.00x – 7.50x (4.72x)
	2,289,400	Precedent Transactions	Transaction Value	N/A
	400,000	Liquidation Value	Asset Value	N/A
Total Limited Liability Interests and Warrants (Private Companies)	5,141,335
Warrant (Public Companies)	1,856,259	Option Pricing Model	Volatility	50% – 60% (55)%
Total Investments	$120,706,902

(1)	The average values were determined using the weighted average of the fair value of the investments in each investment category.

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

The primary unobservable inputs used in the fair value measurement of the Company’s warrant investments, when using an option pricing model, are the discount rate and volatility. Significant increases

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
September 30, 2014

Note 9. Fair Value Measurements  – (continued)

(decreases) in the discount rate in isolation would result in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the volatility in isolation would result in a significantly higher (lower) fair value measurement. Changes in one or more factors can have a similar directional change on other factors in determining the appropriate discount rate or volatility to use in the valuation of a warrant using an option pricing model.

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

The Company has written a warrant to sell within a limited time, a financial instrument at a contracted price based on differentials between specified prices. Written warrants may expose the Company to market risk of an unfavorable change in the financial instrument underlying the written warrant. The written warrant is on 360 of the Company's 720 limited liability company interests in New Media West, LLC and has a strike price of $3,125,000, which increases over time to $3,500,000. This warrant expires on December 18, 2019. At September 30, 2014, the strike price is greater than the fair market value of the limited liability company interests of $0 and therefore has no intrinsic value.

Counterparty risk exists from the potential failure of an issuer of warrants to settle its exercised warrants. The maximum risk of loss from counterparty risk is the fair value of the contracts and the purchase price of the warrants. The Company’s Board of Directors considers the effects of counterparty risk when determining the fair value of its investments in warrants.

Note 11. Subsequent Events

Distribution

On November 3, 2014, the Board of Directors declared the following monthly distributions:

Record Date	Payment Date	Per Share Amount
January 30, 2015	February 13, 2015	$0.067
February 27, 2015	March 13, 2015	$0.067
March 31, 2015	April 15, 2015	$0.067

Recent Portfolio Activity

On October 9, 2014, the Company funded a $2.75 million senior secured credit facility to Ads Direct Media, Inc., an internet advertising agency. The credit facility bears interest at one month LIBOR plus 13.00%

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
September 30, 2014

Note 11. Subsequent Events  – (continued)

with a LIBOR floor of 0.50% and has a final maturity of October 6, 2017. A floor is the minimum rate that will be applied in calculating an interest rate.

On October 10, 2014, the Company funded $6.0 million of a $60 million second lien secured loan to Bioventus LLC, a specialty pharmaceutical company. The credit facility bears interest at one month LIBOR plus 10.00% with a LIBOR floor at 1.00% and has a final maturity of April 10, 2020.

On October 15, 2014, the senior secured credit facility with Esselte Holdings Inc., Esselte AB was paid off in full at par plus accrued interest for total proceeds of $1,758,967.

On October 27, 2014, the senior secured credit facility with PEAKS Trust 2009-1 was partially paid off at par plus accrued interest for total proceeds of $2,352,405.

Note 12. Supplemental Financial Data

Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a control interest, as defined by the 1940 Act, in four majority owned portfolio companies that are not consolidated in the Company’s consolidated financial statements. Below is a brief description of one portfolio company that is required to have supplemental disclosure incorporated in our financial statements in accordance with Regulation S-X section 4-08(g), along with summarized financial information as of September 30, 2014.

New Media West, LLC

New Media West, LLC provides digital satellite television, high speed internet, voice over IP and other information and communication services, primarily to residents living in the Southwest United States. New Media West derives revenue through the sale of subscription services to owners and residents of MDUs under long-term right of entry agreements. The loss the Company generated from New Media West, LLC, which includes all interest and unrealized depreciation, was $1.5 million for the three months ended September 30, 2014.

The summarized financial information of our unconsolidated subsidiary was as follows (dollars in thousands):

	As of
Balance Sheet – New Media West, LLC	September 30, 2014	June 30, 2014
Current assets	$854	$1,239
Noncurrent assets	6,366	6,809
Total assets	$7,220	$8,048
Current liabilities	$1,042	$1,174
Noncurrent liabilities	4,232	4,365
Total liabilities	$5,274	$5,539
Total equity	$1,946	$2,509

	Three Months Ended
Statements of Operations – New Media West, LLC	September 30, 2014	September 30, 2013
Net Sales	$923	$1,254
Cost of goods sold	607	687
Gross profit	316	567
Other expenses	879	942
Net income	$(563)	$(375)

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
September 30, 2014

Note 13. Commitments and contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of September 30, 2014, we had approximately $4.0 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.

The Company is currently not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our business, financial condition or results of operations.

Note 14. Selected Quarterly Financial Data (Unaudited)

	Total Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
September 30, 2010	$867,582	$0.42	$306,783	$0.15	$(99,791)	$(0.05)	$206,992	$0.10
December 31, 2010	2,678,197	0.43	1,495,125	0.24	(137,707)	(0.02)	1,357,418	0.22
March 31, 2011	2,305,423	0.37	1,361,635	0.22	(799,361)	(0.13)	562,274	0.09
June 30, 2011	2,108,426	0.34	1,170,836	0.19	(415,206)	(0.07)	755,630	0.12
September 30, 2011	2,558,243	0.41	1,544,342	0.25	54,991	0.01	1,599,333	0.26
December 31, 2011	2,398,665	0.39	1,098,640	0.18	(846,099)	(0.14)	252,541	0.04
March 31, 2012	2,388,960	0.38	1,118,574	0.18	405,240	0.07	1,523,814	0.25
June 30, 2012	2,481,143	0.40	1,071,947	0.17	(1,769,463)	(0.28)	(697,516)	(0.11)
September 30, 2012	2,773,303	0.45	1,238,245	0.20	(343,354)	(0.06)	894,891	0.14
December 31, 2012	3,099,599	0.46	1,465,650	0.22	(1,893,852)	(0.28)	(428,202)	(0.06)
March 31, 2013	2,843,041	0.38	1,312,164	0.18	168,654	0.02	1,480,818	0.20
June 30, 2013	3,330,080	0.44	1,364,522	0.18	489,114	0.06	1,853,636	0.24
September 30, 2013	3,218,186	0.43	1,244,227	0.16	(3,501,376)	(0.46)	(2,257,149)	(0.30)
December 31, 2013	3,996,903	0.53	1,899,588	0.25	(3,119,528)	(0.41)	(1,219,940)	(0.16)
March 31, 2014	3,191,624	0.34	1,406,379	0.15	1,975,143	0.21	3,381,522	0.36
June 30, 2014	3,416,980	0.33	1,480,527	0.15	(9,007,355)	(0.79)	(7,526,828)	(0.73)
September 30, 2014	4,086,624	0.34	1,842,074	0.16	(1,613,376)	(0.14)	228,698	0.02

(1)	Per share amounts are calculated using weighted average shares outstanding during the period, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our audited financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes and schedules thereto appearing elsewhere in this quarterly report on Form 10-Q, as well as the sections entitled “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes and schedules thereto included in our Annual Report on Form 10-K for the period ended June 30, 2014.

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

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•	an expiration or contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
•	currency fluctuations could adversely affect the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars; and
•	the risks, uncertainties and other factors we identify in “Risk Factors” in our Annual Report on Form 10-K for the period ended June 30, 2014 and elsewhere in this quarterly report on Form 10-Q and in our filings with the SEC.

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

On June 4, 2014, we formed FC Capital Investment Partners ("FCIP"), a multiple series private fund, for which we serve as the managing member and investment adviser. FCIP was formed as a Delaware limited liability company and operates under a Limited Liability Company agreement dated June 13, 2014. FCIP closed its first series on June 17, 2014, raising approximately $5.6 million in capital from investors. FCIP closed its second series on September 25, 2014, raising approximately $10.0 million in capital from investors. We may co-invest in certain portfolio investments from time to time with one or more series issued by FCIP where we determine that the aggregate available investment opportunity exceeds what we believe would be appropriate for us to acquire directly, subject to certain conditions.

In addition, we expect to receive certain fees or other distributions from FCIP in connection with the services we provide to each series it may issue. Such fees may include management fees, incentive fees and administration fees and could be offset by expense caps or waivers in the future. During the three months ended September 30, 2014, we recognized $10,370 in management fee income related to the services performed for FCIP.

On July 14, 2014, we sold 506,000 shares of our common stock at $7.40 per share in a direct registered offering to certain investors for total gross proceeds of approximately $3.7 million.

On July 14, 2014, we closed an offering of our 8.25% fixed-rate notes due 2020 (the “Notes”). The Notes offering consisted of $12,500,000 in aggregate principal amount of the Notes. The Notes were sold at price of $25.375 plus accrued interest from June 30, 2014, a premium to par value of $25.00 per Note, for total gross proceeds of approximately $12.7 million. The Notes are a further issuance of, rank equally in right of payment with, and form a single series with the $21.1 million of currently outstanding Notes that will mature on June 30, 2020, and may be redeemed in whole or in part at any time or from time to time at our option on or after June 30, 2016. The Notes are listed on the NASDAQ Global Market and trade under the trading symbol “FULLL.”

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

Basis of Consolidation

Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our financial statements include our accounts and the accounts of Full Circle West, Inc., FC New Media Inc., TransAmerican Asset Servicing Group, Inc., FC New Specialty Foods, Inc., and FC Takoda Holdings, LLC, our only wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from an independent pricing service or broker-dealers or market makers. Debt and equity securities for which market quotations are not readily available or are not considered to be the best estimate of fair value are valued at fair value as determined in good faith by the Board. Because the Company expects that there will not be a readily available market value for many of the investments in the Company’s portfolio, it is expected that many of the Company’s portfolio investments’ values will be determined in good faith by the Board in accordance with a documented valuation policy that has been reviewed and approved by the Board and in accordance with GAAP. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

From time to time, the Company may enter into a new transaction with a portfolio company as a result of the sale, merger, foreclosure, bankruptcy or other corporate event involving the portfolio company. In such cases, the Company may receive newly issued notes, securities and/or other consideration in exchange for, or resulting from, the cancellation of the instruments previously held by the Company with regard to that portfolio company. In such cases, the Company may experience a realized loss on the instrument being sold or cancelled, and, concurrently, an elimination of any previously recognized unrealized losses on the portfolio investment. Such elimination of unrealized loss is included on the Statements of Operations as an increase in the Change in Unrealized Gain (Loss) on Investments.

Valuation Techniques

Senior and Subordinated Secured Loans

The Company’s portfolio consists primarily of private debt instruments. Investments for which market quotations are readily available (“Level 2 Debt”) are valued using market quotations, which are generally obtained from an independent pricing service or broker-dealers. For other debt investments (“Level 3 Debt”) market quotations are not available and other techniques are used to determine fair value. The Company considers its Level 3 debt to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, the Company’s Board of Directors considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, the financial condition of the borrower, economic conditions, success and prepayment fees, and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as defined above, the Company’s Board of Directors will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.

This evaluation will be updated no less than quarterly for Level 3 debt instruments, and more frequently for time periods where there are significant changes in the investor base or significant changes in the perceived value of the underlying collateral. The collateral value will be analyzed on an ongoing basis using internal metrics, appraisals, work performed by third-party valuation agents, if applicable, and other data as may be acquired and analyzed by Management and the Company’s Board of Directors.

Investments in Private Companies

The Company’s Board of Directors determines the fair value of its investments in private companies where no market quotations are readily available by incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable transactions, and performance multiples, among other factors, including work performed by third-party valuation agents. These nonpublic investments are included in Level 3 of the fair value hierarchy.

Warrants

The Company’s Board of Directors ascribes value to warrants based on fair value analyses that may include discounted cash flow analyses, option pricing models, comparable analyses and other techniques as deemed appropriate.

Fair Value

The Company’s assets measured at fair value on a recurring basis subject to the requirements of ASC Topic 820 at September 30, 2014 and June 30, 2014, were as follows:

As of September 30, 2014 (Unaudited)

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$10,822,500	$113,709,308	$124,531,808
Limited Liability Company Interests, at fair value	—	—	2,329,498	2,329,498
Investments in Warrants, at fair value	—	—	4,668,096	4,668,096
	$—	$10,822,500	$120,706,902	$131,529,402

As of June 30, 2014

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$7,175,000	$111,079,608	$118,254,608
Limited Liability Company Interests, at fair value	—	—	3,875,583	3,875,583
Investments in Warrants, at fair value	—	—	3,060,421	3,060,421
U.S. Treasury Securities, at fair value(1)	25,000,147	—	—	25,000,147
	$25,000,147	$7,175,000	$118,015,612	$150,190,759

(1)	U.S. Treasury Securities were purchased and temporarily held in connection with compliance with RIC diversification requirements under Subchapter M of the Code.

During the three months ended September 30, 2014 and the year ended June 30, 2014, there were no transfers in or out of levels.

Revenue Recognition

Realized gains or losses on the sale of investments are calculated using the specific identification method.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis. Origination, closing and/or commitment fees associated with senior and subordinated secured loans are accreted into interest income over the respective terms of the applicable loans. Upon the prepayment of a senior or subordinated secured loan, any unamortized loan origination, closing and/or commitment fees are recorded as interest income. Generally, when a payment default occurs on a loan in the portfolio, or if the Company otherwise believes that the issuer of the loan will not be able to make contractual interest payments, the Company may place the loan on non-accrual status and cease recognizing interest income on the loan until all principal and interest is current through payment, or until a restructuring occurs, and the interest income is deemed to be collectible. The Company may make exceptions to this policy if a loan has sufficient collateral value and is in the process of collection or is viewed to be able to pay all amounts due if the loan were to be collected on through an investment in, or sale of the business, the sale of the assets of the business, or some portion or combination thereof.

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

Operating Expense Reimbursement

Our investment adviser has agreed to reimburse us for any operating expenses, excluding interest expenses, investment advisory and management fees, and offering expenses that exceed 1.50% of our net assets, beginning with our fiscal quarter ending September 30, 2014 through the end of our fiscal year 2015. For our fiscal year 2016 and beyond, our investment adviser has agreed to reimburse us for any operating expenses, excluding interest expenses, investment advisory and management fees, and offering expenses, that exceed 1.75% of our net assets.

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

Time Period	Acquisitions(1) (dollars in millions)	Dispositions(2) (dollars in millions)		Weighted Average Interest Rate of Portfolio at End of Period(3)
Legacy Portfolio Acquisition (August 31, 2010)	$72.3	$	N/A	12.10%
August 31, 2010 through September 30, 2010	0.4		1.4	12.16%
October 1, 2010 through December 31, 2010	3.7		10.1	12.09%
January 1, 2011 through March 31, 2011	4.0		19.9	12.39%
April 1, 2011 through June 30, 2011	9.6		1.2	12.68%
Fiscal 2011	90.0		32.6
July 1, 2011 through September 30, 2011	27.7		15.9	12.89%
October 1, 2011 through December 31, 2011	5.9		9.4	13.04%
January 1, 2012 through March 31, 2012	6.7		5.7	12.98%
April 1, 2012 through June 30, 2012	15.0		7.1	12.93%
Fiscal 2012	55.3		38.1
July 1, 2012 through September 30, 2012	11.4		8.1	12.84%
October 1, 2012 through December 31, 2012	29.1		25.1	12.55%
January 1, 2013 through March 31, 2013	22.4		12.1	12.69%
April 1, 2013 through June 30, 2013	12.2		12.8	12.90%
Fiscal 2013	75.1		58.1
July 1, 2013 through September 30, 2013	20.0		10.1	12.81%
October 1, 2013 through December 31, 2013	22.4		38.1	12.48%
January 1, 2014 through March 31, 2014	33.0		20.9	11.41%
April 1, 2014 through June 30, 2014	57.1		13.2	11.27%
Fiscal 2014	132.5		82.3
July 1, 2014 through September 30, 2014	36.5		28.7	10.53%
Since inception	$389.4		$239.8	N/A

(1)	Includes new deals, additional fundings, refinancings (inclusive of those on revolving credit facilities) and payment in kind “PIK” interest.
(2)	Includes scheduled principal payments, prepayments, sales and repayments (inclusive of those on revolving credit facilities).
(3)	For transactions in the secondary market, the interest rate used for the weighted average interest rate reflects the effective yield on the loan at the purchase price. Weighted average is based upon the stated coupon rate and face value of outstanding debt securities at the measurement date. Debt securities on non-accrual status are included in the calculation and are treated as having 0.00% as their applicable interest rate for purposes of this calculation.

Portfolio Activity for the Three Months ended September 30, 2014

The primary investment activities for the three months ended September 30, 2014 were fundings and repayments under the revolving credit facilities and the funding of the following loan facilities:

On July 23, 2014, the Company closed on approximately $0.4 million of a $3.0 million senior secured revolving line of credit to Medinet Investments, LLC, a medical liability claims factoring company.

On August 13, 2014, the Company funded approximately $0.9 million of a $1.25 million revolving term loan and $4.0 million of a $5.75 million senior secured term loan facility to U.S. Oilfield Company, LLC, an oil and gas field services company. The Company funded an additional $1.9 million, net, during September 2014 under the credit facility. The credit facility bears interest at one month LIBOR plus 12.50% and has a final maturity of August 13, 2017.

On August 21, 2014, the Company purchased approximately $4.0 million of a $210 million senior secured note to US Shale Solutions, Inc., an oil and gas field services company.

On September 3, 2014, the senior secured credit facility with US Path Labs, LLC, a healthcare services company, was paid off at par plus accrued interest and fees for total proceeds of $3,594,076.

On September 22, 2014, the Company sold $4,937,500 of the senior secured term loan to Dynamic Energy Services International, LLC for $4,851,094 plus accrued interest.

On September 22, 2014, the Company sold $4,000,000 of the subordinated term loan to RCS Capital Corporation, for $4,060,000 plus accrued interest. On September 24, 2014, the Company sold an additional $3,500,000 of the subordinated term loan to RCS Capital Corporation for $3,552,500 plus accrued interest.

On September 25, 2014, the Company purchased $10.0 million of an $80.0 million senior secured note to Good Technology Corporation, a mobile device management company, for $7.7 million. As part of the transaction, the Company also purchased 2,032,520 warrants for $2.3 million.

On September 29, 2014, the senior secured credit facility with PEAKS Trust 2009-1 was partially paid off at par plus accrued interest for total proceeds of $1,083,731.

The following is a reconciliation of the investment portfolio for the three months ended September 30, 2014, and for the year ended June 30, 2014:

	Three Months Ended September 30, 2014 (Unaudited)	Year Ended June 30, 2014
Beginning Investment Portfolio	$150,190,759	$88,174,501
Portfolio Investments Acquired(2)	36,472,141	132,503,963
Treasury Purchases(1)	—	71,000,730
Amortization and Accretion of Fixed Income Premiums and Discounts	171,676	466,184
Portfolio Investments Repaid	(28,691,798)	(82,301,503)
Sales and Maturities of Treasury Securities(1)	(25,000,000)	(46,000,000)
Net Unrealized Appreciation (Depreciation)	(2,015,035)	(12,704,614)
Net Realized Losses	401,659	(948,502)
Ending Investment Portfolio	$131,529,402	$150,190,759

(1)	U.S. Treasury Securities were purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.
(2)	Includes PIK interest.

During the three months ended September 30, 2014, we recorded net unrealized depreciation of $2,015,035. This consisted of $468,950 of net unrealized depreciation on debt investments and $1,546,085 of net unrealized depreciation on equity investments.

Portfolio Classifications

The following table shows the fair value of our portfolio of investments by asset class as of September 30, 2014, and June 30, 2014, excluding United States Treasury Bills. At September 30, 2014, we did not hold United States Treasury Bills. At June 30, 2014, we held approximately $25.0 million in United States Treasury Bills.

	September 30, 2014 (Unaudited)		June 30, 2014
	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio
Senior Secured Loans	$124.5	94.7%	$110.5	88.3%
Subordinated Secured Loans	0.0	0.0	7.7	6.2
Limited Liability Company Interests	2.3	1.7	3.9	3.1
Warrants	4.7	3.6	3.1	2.4
Total	$131.5	100.0%	$125.2	100.0%

At September 30, 2014, the 27 borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 62% (i.e., each $62 of loan value outstanding is secured by $100 of collateral value). At June 30, 2014, the 26 borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 60% (i.e., each $60 of loan value outstanding is secured by $100 of collateral value).

The following table shows the fair value of our portfolio of investments by industry, as of September 30, 2014, and June 30, 2014, excluding United States Treasury Bills. At September 30, 2014, we did not hold United States Treasury Bills. At June 30, 2014, we held approximately $25.0 million in United States Treasury Bills.

	September 30, 2014 (Unaudited)		June 30, 2014
	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio
Consumer Financing	$13.7	10.5%	$16.5	13.2%
Oil and Gas Field Services	10.6	8.1	4.8	3.9
Mobile Device Management	10.0	7.6	—	—
Radio Broadcasting	9.6	7.3	2.5	2.0
Real Estate Management Services	8.5	6.5	8.7	6.9
Building Cleaning and Maintenance Services	8.4	6.4	7.9	6.3
Wireless Communications	8.2	6.3	8.3	6.7
Maritime Security Services	7.2	5.5	7.1	5.7
Television Programming	7.0	5.3	7.2	5.7
Electric Services	5.9	4.5	5.9	4.8
Healthcare Billing and Collections	5.2	4.0	5.4	4.4
Energy Efficiency Services	4.5	3.4	4.0	3.2
Cable TV/Broadband Services	4.4	3.3	6.1	4.9
Munitions	4.3	3.2	4.1	3.3
Food Distributors and Wholesalers	3.8	2.9	3.9	3.1
Biological Products	3.5	2.6	3.5	2.8
Industrial Molded Products	2.8	2.1	3.0	2.4
Information and Data Services	2.6	2.0	2.7	2.1
Outdoor Advertising Services	2.1	1.6	2.2	1.7
Geophysical Surveying and Mapping Services	1.9	1.4	2.6	2.0
Non-Residential Property Owner	1.9	1.4	2.4	1.9
Stationery, Tablets, and Related Products	1.7	1.3	1.8	1.4
Asset Recovery Services	1.7	1.3	1.6	1.2
Equipment Rental Services	1.6	1.2	1.8	1.4
Medical Liability Claims Factoring	0.4	0.3	—	—
Healthcare Services	—	—	3.5	2.8
Financial Services	—	—	7.7	6.2
Total	$131.5	100.0%	$125.2	100.0%

Portfolio Grading

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of September 30, 2014, our portfolio had a weighted average grade of 3.11, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded. This was an increase of 0.04 from the weighted average grade of 3.07 at June 30, 2014.

At September 30, 2014, our debt investment portfolio was graded as follows:

	September 30, 2014 (Unaudited)
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	1,710,942	1.30%
2	The portfolio company is performing above expectations and the risk profile is generally favorable.	—	—%
3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	107,252,565	81.54%
4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable.	13,481,244	10.25%
5	The investment is performing well below expectations and is not anticipated to be repaid in full.	2,087,057	1.59%
		$124,531,808	94.68%

At June 30, 2014, our debt investment portfolio was graded as follows:

	June 30, 2014
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	1,794,764	1.43%
2	The portfolio company is performing above expectations and the risk profile is generally favorable.	—	—%
3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	105,809,233	84.52%
4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable.	9,314,861	7.44%
5	The investment is performing well below expectations and is not anticipated to be repaid in full.	1,335,750	1.07%
		$118,254,608	94.46%

We expect that a portion of our investments will be in grades 4 or 5 from time to time, and, as such, we will be required to work with portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 4 or 5 may fluctuate from period to period.

Results of Operations

Comparison of the three months ended September 30, 2014 and 2013

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Total	Per Share(1)	Total	Per Share(1)
Total Investment Income	$4,086,624	$0.34	$3,218,186	$0.43
Interest Income(2)	3,877,599	0.33	2,992,760	0.40
Dividend Income	—	—	34,411	0.00
Other Income	209,025	0.01	191,015	0.03
Net Operating Expenses	2,244,550	0.18	1,973,959	0.26
Management Fee	572,558	0.05	409,258	0.05
Incentive Fee	389,850	0.03	314,739	0.04
Total Advisory Fees	962,408	0.08	723,997	0.10
Administrative Fees	175,677	0.01	189,168	0.02
Director’s Fees	47,946	0.00	28,625	0.00
Interest Expenses	1,002,383	0.08	720,977	0.10
Professional Services Expense	219,668	0.02	195,861	0.03
Bank Fees	10,271	0.00	13,846	0.00
Other	108,871	0.01	101,485	0.01
Expense Reimbursement	(282,674)	(0.02)	—	—
Net Investment Income	1,842,074	0.16	1,244,227	0.16
Net Change in Unrealized Gain (Loss)	(2,015,035)	(0.17)	(2,822,891)	(0.37)
Net Realized Loss	401,659	0.03	(678,485)	(0.09)

(1)	The basic per share figures noted above are based on a weighted average of 11,877,534 and 7,569,382 shares outstanding for the three months ended September 30, 2014 and September 30, 2013, respectively, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our audited financial statements.
(2)	Interest income includes PIK interest of $101,614 and $0 for the three months ended September 30, 2014 and September 30, 2013, respectively.

Total Investment Income

Total investment income includes interest and dividend income on our investments and other income, which is typically comprised of fee income. Fee income typically consists of administrative fees, prepayment fees, structuring fees and unused line fees.

Total investment income increased from $3,218,186 for the three months ended September 30, 2013 to $4,086,624 for the three months ended September 30, 2014. The increase in investment income was predominantly due to increased interest income. The increase in interest income for the three months ended September 30, 2014 relative to the three months ended September 30, 2013 is primarily due to a larger average investment portfolio. Dividend income for the three months ended September 30, 2014 decreased as compared with the dividend income for the three months ended September 30, 2013, reflecting no current period distributions related to the Company’s investment in The Finance Company, LLC.

Expenses

Net operating expenses increased from $1,973,959 for the three months ended September 30, 2013 to $2,244,550 for the three months ended September 30, 2014. The increase in net operating expenses is primarily due to increased interest expense and to a lesser extent to increased management and incentive fees. Interest expense increased due to the expansion of our credit facility and the issuance of additional Notes (as defined below). These additional borrowings enabled us to fund portfolio growth, thereby increasing management fees as a result of a larger average investment portfolio, and an increase in incentive fees due to greater pre-incentive fee net investment income. This increase was partially offset by the expense reimbursement provided by our investment adviser. Refer to Note 5 for our expense reimbursement policy.

Net Investment Income

Net investment income increased from $1,244,227 for the three months ended September 30, 2013, to $1,842,074, for the three months ended September 30, 2014. The increase in net investment income for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was primarily due to greater interest income from a larger average investment portfolio. Net investment income also increased due to our investment adviser’s reimbursement of certain operating expenses of $282,674 during the three months ended September 30, 2014 as compared to $0 for the quarter ended September 30, 2013. The increase in net investment income was partially offset by greater interest expense from additional borrowings and greater management and incentive fees resulting from a larger portfolio and greater pre-incentive fee net investment income during the period.

Net investment income per share remained stable at $0.16 per share for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. Weighted average shares outstanding for the three months ended September 30, 2014, were 11,877,534 compared to 7,569,382 for the three months ended September 30, 2013.

Realized Gain (Loss) on Investments

Realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs.

During the three months ended September 30, 2014, we recorded net realized gains of $401,659, primarily in connection with a gain on the partial prepayment of PEAKS Trust 2009-1 of $409,313.

During the three months ended September 30, 2013, we recorded net realized losses of $678,485 primarily in connection with the continued disposition of our investment in Ygnition Networks, Inc.

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

Net change in unrealized depreciation of investments increased from $2,822,891 for the three months ended September 30, 2013 to $2,015,035, for the three months ended September 30, 2014. The following table summarizes the significant changes in unrealized appreciation (depreciation) of the Company’s investment portfolio for the three months ended September 30, 2014 by portfolio company.

Portfolio Company	Change in Unrealized Appreciation (Depreciation)	September 30, 2014 (Unaudited)			June 30, 2014
		Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)
Blackstrap Broadcasting, LLC	$1,131,037	$12,570,652	$9,572,983	$(2,997,669)	$6,595,547	$2,466,841	$(4,128,706)
ProGrade Ammo Group, LLC	907,969	7,482,594	4,258,621	(3,223,973)	8,265,226	4,133,284	(4,131,942)
Modular Process Control, LLC	518,419	6,855,428	4,537,120	(2,318,308)	6,807,837	3,971,110	(2,836,727)
Advanced Cannabis Solutions, Inc.	(499,953)	500,000	1,856,259	1,356,259	500,000	2,356,212	1,856,212
Takoda Resources Inc.	(837,082)	2,855,345	1,882,814	(972,531)	2,692,828	2,557,379	(135,449)
New Media West, LLC	(1,456,324)	8,300,227	4,083,871	(4,216,356)	8,426,711	5,666,679	(2,760,032)
Other(1)	(1,779,101)	108,825,007	105,337,734	(3,487,273)	130,747,426	129,039,254	(1,708,172)
Totals	$(2,015,035)	$147,389,253	$131,529,402	$(15,859,851)	$164,035,575	$150,190,759	$(13,844,816)

(1)	Other represents all investments, including U.S. Treasury Bills (if any), with an individual change in unrealized appreciation (depreciation) of less than 0.5% of net asset value, for the three months ended September 30, 2014.

Liquidity and Capital Resources

At September 30, 2014, we had investments in debt securities of 27 companies, totaling approximately $124.5 million, and equity investments in 15 companies, totaling approximately $7.0 million. The debt investment amount includes approximately $101,614 in accrued (“PIK”) interest, which is added to the carrying value of our investments.

For the three months ended September 30, 2014, cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was approximately $41.6 million, reflecting the purchases and repayments of investments, income resulting from operations, offset by non-cash income related to OID income, changes in working capital and accrued interest receivable. Net cash used in purchases and sales of investments was approximately $7.8 million, reflecting net additional investments in securities of $36.5 million, offset by principal repayments of $28.7 million. Such amounts are not inclusive of our purchases or sales of United States Treasury Bills.

As of September 30, 2014, we had $37.1 million outstanding under our senior secured credit facility (the “Credit Facility”) with Santander Bank, N.A. f/k/a Sovereign Bank, N.A. (“Santander Bank”), as administrative agent, and $33.6 million outstanding of aggregate principal amount of 8.25% Notes due June 30, 2020 (the “Notes”). On November 6, 2013, the Company increased the size of the Credit Facility from $32.5 million to $45.0 million. On September 12, 2014, the Company entered into an amendment to our Credit Facility with Santander Bank to increase the size of the facility from $45.0 million to $60.0 million and to provide additional criteria for eligibility of loans under the borrowing base under the credit facility. The Company has not exercised its option to expand the Credit Facility as of September 30, 2014.

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

Capital Raises

On July 14, 2014, we sold 506,000 shares of our common stock at $7.40 per share in a direct registered offering to certain investors for total gross proceeds of approximately $3.7 million.

Contractual Obligations

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Credit Facility(1)	$37.1	$—	$37.1	$—	$—
Notes	33.6	—	—	—	33.6
Total	$70.7	$—	$37.1	$—	$33.6

(1)	At September 30, 2014, $7.9 million remained unused under the Credit Facility.

In addition to the contractual obligations set forth above, we have certain obligations with respect to the investment advisory and administration services we receive. See “Overview”. We incurred $962,408 for investment advisory services and $175,677 for administrative services for the three months ended September 30, 2014.

As of September 30, 2014, we had approximately $4.0 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.

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

The Credit Facility matures on June 3, 2016 and bears interest based on a tiered rate structure, depending upon utilization, ranging from LIBOR (one month, two month or three month, depending on our option) plus 3.25% to 4.00% per annum, or from Santander Bank’s prime rate plus 1.25% to 2.00% per annum, based on our election. In addition, a fee of 0.50% per annum is charged on unused amounts under the Credit Facility. The Credit Facility is secured by all of our assets. Under the Credit Facility, we have made certain customary representations and warranties, and are required to comply with various covenants, reporting requirements and other customary requirements, including a minimum balance sheet leverage ratio, for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature. On November 6, 2013, the Company increased the size of its Credit Facility with Santander Bank from $32.5 million to $45.0 million. On September 12, 2014, the Company entered into an amendment to our Credit Facility with Santander Bank to increase the size of the facility from $45.0 million to $60.0 million and to provide additional criteria for eligibility of loans under the borrowing base under the credit facility. The Company has not exercised its option to expand the Credit Facility as of September 30, 2014.

Notes Payable.  On June 28, 2013, we issued approximately $21.1 million in aggregate principal amount of our 8.25% Notes due June 30, 2020 for net proceeds of approximately $20.2 million after deducting underwriting commissions of approximately $0.9 million. Offering expenses of approximately $0.2 million were incurred.

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

The Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. We may repurchase the Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the Indenture. As of September 30, 2014, we had not repurchased any of the Notes in the open market.

On July 14, 2014, we closed an offering of Notes consisting of $12,500,000 in aggregate principal amount of the Notes. The Notes were sold at price of $25.375 plus accrued interest from June 30, 2014, a premium to par value of $25.00 per Note, for total gross proceeds of approximately $12.7 million. The Notes are a further issuance of, rank equally in right of payment with, and form a single series with the $21,145,525 of outstanding Notes that will mature on June 30, 2020, and may be redeemed in whole or in part at any time or from time to time at our option on or after June 30, 2016.

Distribution Notes.  On July 2, 2013, we repaid $3.4 million of Distribution Notes issued in connection with our initial public offering at par plus accrued interest. As a result, the Distribution Notes are no longer outstanding.

Distributions

In order to qualify as a regulated investment company and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. To the extent our earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a tax return of capital to our stockholders. In this regard, $1,695,841 of our distributions during the year ended June 30, 2014 constituted a return of capital to our stockholders. For tax purposes, the Company expects that distributions for the fiscal year ended June 30, 2015 will be funded primarily from net investment income. However, for the three months ended September 30, 2014, for financial reporting purposes, the Company had net investment income of approximately $0.16 per share, compared to distributions to stockholders of $0.20 per share during the period. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. The tax character of distributions will be determined at the end of the taxable year. However, if the character of our distributions for the fiscal year ended June 30, 2015 were determined as of September 30, 2014, a portion of the distributions for 2015 would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our taxable ordinary income or capital gains. The specific tax characteristics of our distributions will be reported to stockholders after the end of the taxable year.

The following table lists the cash distributions, including dividends and returns of capital, if any, per share that we have declared since our formation on April 16, 2010. The table is divided by fiscal year according to record date.

Date Declared	Record Date	Payment Date	Amount
Fiscal 2011:
July 21, 2010	September 30, 2010	October 15, 2010	$0.076	(1)
November 5, 2010	December 31, 2010	January 14, 2011	0.225
February 4, 2011	March 31, 2011	April 15, 2011	0.225
May 6, 2011	June 30, 2011	July 15, 2011	0.225
Total (2011)			$0.751

Date Declared	Record Date	Payment Date	Amount
Fiscal 2012:
June 28, 2011	July 29, 2011	August 15, 2011	$0.075	(2)
June 28, 2011	August 31, 2011	September 15, 2011	0.075
June 28, 2011	September 30, 2011	October 14, 2011	0.075
September 8, 2011	October 31, 2011	November 15, 2011	0.077
September 8, 2011	November 30, 2011	December 15, 2011	0.077
September 8, 2011	December 30, 2011	January 13, 2012	0.077
November 7, 2011	January 31, 2012	February 15, 2012	0.077
November 7, 2011	February 29, 2012	March 15, 2012	0.077
November 7, 2011	March 30, 2012	April 13, 2012	0.077
February 3, 2012	April 30, 2012	May 15, 2012	0.077
February 3, 2012	May 31, 2012	June 15, 2012	0.077
February 3, 2012	June 29, 2012	July 13, 2012	0.077
Total (2012)			$0.918
Fiscal 2013:
May 7, 2012	July 31, 2012	August 15, 2012	$0.077
May 7, 2012	August 31, 2012	September 14, 2012	0.077
May 7, 2012	September 28, 2012	October 15, 2012	0.077
September 10, 2012	October 31, 2012	November 15, 2012	0.077
September 10, 2012	November 30, 2012	December 14, 2012	0.077
September 10, 2012	December 31, 2012	January 15, 2013	0.077
November 5, 2012	January 31, 2013	February 15, 2013	0.077
November 5, 2012	February 28, 2013	March 15, 2013	0.077
November 5, 2012	March 29, 2013	April 15, 2013	0.077
February 5, 2013	April 30, 2013	May 15, 2013	0.077
February 5, 2013	May 31, 2012	June 14, 2013	0.077
February 5, 2013	June 28, 2013	July 15, 2013	0.077
Total (2013)			$0.924
Fiscal 2014:
May 3, 2013	July 31, 2013	August 15, 2013	$0.077
May 3, 2013	August 30, 2013	September 13, 2013	0.077
May 3, 2013	September 30, 2013	October 15, 2013	0.077
September 9, 2013	October 31, 2013	November 15, 2013	0.077
September 9, 2013	November 29, 2013	December 13, 2013	0.077
September 9, 2013	December 31, 2013	January 15, 2014	0.077
November 7, 2013	January 31, 2014	February 15, 2014	0.067
November 7, 2013	February 28, 2014	March 15, 2014	0.067
November 7, 2013	March 31, 2014	April 15, 2014	0.067
February 5, 2014	April 30, 2014	May 15, 2014	0.067
February 5, 2014	May 30, 2014	June 13, 2014	0.067
February 5, 2014	June 30, 2014	July 15, 2014	0.067
Total (2014)			$0.864

Date Declared	Record Date	Payment Date	Amount
Fiscal 2015:
May 2, 2014	July 31, 2014	August 15, 2014	$0.067
May 2, 2014	August 29, 2014	September 15, 2014	0.067
May 2, 2014	September 30, 2014	October 15, 2014	0.067
September 8, 2014	October 31, 2014	November 14, 2014	0.067
September 8, 2014	November 28, 2014	December 15, 2014	0.067
September 8, 2014	December 31, 2014	January 15, 2015	0.067
November 3, 2014	January 30, 2015	February 13, 2015	0.067
November 3, 2014	February 27, 2015	March 13, 2015	0.067
November 3, 2014	March 31, 2015	April 15, 2015	0.067
Total (2015 to date)			$0.603

(1)	This quarterly distribution was prorated for the number of days remaining in the third calendar quarter after our initial public offering. Our initial public offering was on August 31, 2010, and the gross amount of the prorated distribution was $0.225.
(2)	From our initial public offering through the fourth fiscal quarter of 2011, we paid quarterly distributions, but in the first fiscal quarter of 2012 we began paying, and we intend to continue paying, monthly distributions to our stockholders. Our monthly distributions, if any, are determined by our Board of Directors on a quarterly basis.

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Investment Advisory Agreement with Full Circle Advisors. John E. Stuart, our Co-Chief Executive Officer and Chairman, and Gregg J. Felton, our Co-Chief Executive Officer and President, are both managing members of, and have financial and controlling interests in, Full Circle Advisors.
•	We have entered into the Administration Agreement with Full Circle Service Company. Pursuant to the terms of the Administration Agreement, Full Circle Service Company provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. Mr. Stuart, our Co-Chief Executive Officer and Chairman, and Mr. Felton, our Co-Chief Executive Officer and President, are managing members of, and have financial and controlling interests in, Full Circle Service Company. Our Chief Financial Officer, Michael J. Sell, is the Vice President of Full Circle Service Company.
•	We have entered into a license agreement with Full Circle Advisors, pursuant to which Full Circle Advisors has agreed to grant us a non-exclusive, royalty-free license to use the name “Full Circle.”
•	Our former Chief Financial Officer, Treasurer and Secretary, William E. Vastardis, is the Chairman of Conifer Asset Solutions LLC (“Conifer”) formerly known as Vastardis Fund Services LLC. Full Circle Service Company has engaged Conifer to provide certain administrative services to us. For the three months ended September 30, 2014, Conifer earned $63,209 for services provided under the Sub-Administration Agreement. On September 30, 2013, Michael J. Sell succeeded Mr. Vastardis as our Chief Financial Officer, Treasurer, and Secretary.

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

Recent Developments

Distribution

On November 3, 2014, the Board of Directors declared the following monthly distributions:

Record Date	Payment Date	Per Share Amount
January 30, 2015	February 13, 2015	$0.067
February 27, 2015	March 13, 2015	$0.067
March 31, 2015	April 15, 2015	$0.067

Recent Portfolio Activity

On October 9, 2014, the Company funded a $2.75 million senior secured credit facility to Ads Direct Media, Inc., an internet advertising agency. The credit facility bears interest at one month LIBOR plus 13.00% with a LIBOR floor of 0.50%, and has a final maturity of October 6, 2017. A floor is the minimum rate that will be applied in calculating an interest rate.

On October 10, 2014, the Company funded $6.0 million of a $60 million second lien secured loan to Bioventus LLC, a specialty pharmaceutical company. The credit facility bears interest at one month LIBOR plus 10.00% with a LIBOR floor at 1.00%, and has a final maturity of April 10, 2020.

On October 15, 2014, the senior secured credit facility with Esselte Holdings Inc., Esselte AB was paid off in full at par plus accrued interest for total proceeds of $1,758,967.

On October 27, 2014, the senior secured credit facility with PEAKS Trust 2009-1 was partially paid off at par plus accrued interest for total proceeds of $2,352,405.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2014, 9 debt investments in our portfolio bore interest at a fixed rate, and the remaining 30 debt investments were at variable rates, representing approximately $31.0 million and $93.5 million in principal debt, respectively. The variable rates are based upon the Prime Rate or LIBOR.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1% increase in the underlying Prime Rate or LIBOR, and no other change in our portfolio as of September 30, 2014. We have also assumed outstanding floating rate borrowings by the Company of $37.1 million. Under this analysis, net investment income would increase by approximately $0.2 million annually. If we had instead assumed a 1% decrease in the underlying Prime Rate or LIBOR, net investment income would decrease by approximately $0.2 million annually. Although management believes that this analysis is indicative of our existing interest rate sensitivity at September 30, 2014, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Item 4.  Controls and Procedures

As of September 30, 2014, we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Co-Chief Executive Officers and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended September 30, 2014 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of equity securities during the three months ended September 30, 2014.

Issuer Purchases of Equity Securities

For the quarter ended September 30, 2014, as a part of our dividend reinvestment plan for our common stockholders, we purchased 3,520 shares of our common stock for an average price of approximately $7.31 in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines repurchases of our common stock during the quarter ended September 30, 2014.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 2014	1,016	$7.73	—	—
August 2014	1,040	$7.22	—	—
September 2014	1,464	$7.09	—	—
Total	3,520	$7.31	—	—

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement(2)
3.2	Amended and Restated Bylaws(9)
4.1	Form of Common Stock Certificate(1)
4.2	Form of Note Agreement for Distribution Notes(1)
4.3	Indenture, dated as of June 3, 2013(6)
4.4	Form of First Supplemental Indenture(7)
4.5	Form of Global Note (included as Exhibit A to the Form of First Supplemental Indenture)(7)
10.1	Amended and Restated Dividend Reinvestment Plan(13)
10.2	Investment Advisory Agreement by and between Registrant and Full Circle Advisors, LLC(1)
10.3	Administration Agreement by and between Registrant and Full Circle Service Company, LLC(1)
10.4	Credit Agreement by and among Registrant, Sovereign Bank, N.A., as agent, and the lenders party thereto, dated as of June 3, 2013(5)
10.5	First Amendment to Credit Agreement by and between Registrant and Sovereign Bank, N.A., as agent, dated as of September 25, 2013.(10)
10.6	Second Amendment to Credit Agreement by and between Registrant, Santander Bank, N.A. (formerly known as Sovereign Bank, N.A.), as agent, and the lenders party thereto, dated as of November 6, 2013(11)
10.7	Third Amendment to Credit Agreement by and between Registrant, Santander Bank, N.A., (formerly known as Sovereign Bank, N.A.), as agent, and lenders’ party thereto, dated as of September 12, 2014.(14)
10.8	Pledge Agreement by Registrant in favor of Sovereign Bank, N.A., as agent, dated as of June 3, 2013(5)
10.9	Security Agreement by Registrant in favor of Sovereign Bank, N.A., as agent, dated as of June 3, 2013(5)
10.10	Form of Indemnification Agreement by and between Registrant and each of its directors(1)
10.11	Trademark License Agreement by and between Registrant and Full Circle Advisors, LLC(1)
10.12	Form of Purchase and Sale Agreement by and between Registrant, Full Circle Partners, LP, Full Circle Fund, Ltd., Full Circle Offshore, LLC, and FCC, LLC d/b/a First Capital(2)
14.1	Code of Ethics(8)
14.2	Code of Business Conduct(8)
15.1	Letter re change in certifying accountant(15)
31.1	Certification of Co-Chief Executive Officers pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Co-Chief Executive Officers pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-166302) filed on August 5, 2010.
(2)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File No. 333-166302) filed on August 26, 2010.
(3)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-180321) filed on July 13, 2012.
(4)	Incorporated by reference to the Registrant’s registration statement on Form N-2 (File No. 333-187207) filed on March 12, 2013.
(5)	Incorporated by reference to Registrant’s current report on Form 8-K (File No. 814-00809) filed on June 4, 2013.
(6)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 1 (File No. 333-188280) filed on June 11, 2013.
(7)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-188280) filed on June 19, 2013.
(8)	Incorporated by reference to Registrant’s annual report on form 10-K (File No. 814-00809) filed on September 13, 2013.
(9)	Incorporated by reference to Registrant’s current report on Form 8-K (Item 5.03) (File No. 814-00809) filed on November 7, 2013.
(10)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q (File No. 814-00809) filed on November 7, 2013.
(11)	Incorporated by reference to Registrant’s current report on Form 8-K (Items 1.01, 2.03 and 9.01) (File No. 814-00809) filed on November 7, 2013.
(12)	Incorporated by reference to Registrant’s current report on Form 8-K (Items 1.10, 2.03 and 9.01) (File No. 814-00809) filed on September 15, 2014.
(13)	Incorporated by reference to Registrant’s registration statement on Form N-2 (File No. 333-198737) filed on September 15, 2014.
(14)	Incorporated by reference to Registrant’s current report on Form 8-K (Items 4.01, and 9.01) (File No. 814-00809) filed on October 2, 2014.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL CIRCLE CAPITAL CORPORATION
Date: November 10, 2014	/s/ John E. Stuart John E. Stuart, Co-Chief Executive Officer and Chairman of the Board of Directors (Co-Principal Executive Officer)
Date: November 10, 2014	/s/ Gregg J. Felton Gregg J. Felton, Co-Chief Executive Officer and President (Co-Principal Executive Officer)
Date: November 10, 2014	/s/ Michael J. Sell Michael J. Sell, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)