Form 10-Q
period 2014-12-31
Full Circle Capital Corp
filed 2015-02-09
CIK 1490013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of February 9, 2015 was 11,949,034.

FULL CIRCLE CAPITAL CORPORATION

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

		December 31, 2014	June 30, 2014
		Unaudited
Assets
Control Investments at Fair Value (Cost of $20,587,987 and $20,253,149, respectively)	(NOTE 9)	$11,676,772	$17,539,057
Affiliate Investments at Fair Value (Cost of $25,749,265 and $20,177,115, respectively)	(NOTE 9)	17,435,853	14,588,417
Non-Control/Non-Affiliate Investments at Fair Value (Cost of $105,607,136 and $123,605,311, respectively)	(NOTE 9)	99,347,153	118,063,285
Total Investments at Fair Value (Cost of $151,944,388 and $164,035,575, respectively)		128,459,778	150,190,759
Cash		2,595,416	—
Deposit with Broker		—	2,525,000
Interest Receivable		2,141,949	1,016,726
Principal Receivable		34,053	207,233
Due from Affiliates		339,922	4,273
Due from Portfolio Investments		181,402	135,288
Prepaid Expenses		160,951	57,470
Other Assets		790,261	750,326
Deferred Offering Expenses		143,150	—
Deferred Debt Issuance Costs	(NOTE 8)	911,922	947,937
Deferred Credit Facility Fees	(NOTE 8)	410,767	449,350
Total Assets		136,169,571	156,284,362
Liabilities
Due to Affiliates	(NOTE 5)	1,111,088	891,966
Bank Overdraft		—	821,316
Accrued Liabilities		142,268	184,857
Due to Broker		—	25,000,221
Payable for Investments Acquired		—	24,900,172
Distributions Payable		800,585	766,683
Interest Payable		119,064	45,254
Other Liabilities		803,421	1,076,800
Accrued Offering Expenses		20,689	35,828
Line of Credit	(NOTE 8)	33,817,832	8,435,463
Notes Payable 8.25% due June 30, 2020	(NOTE 8)	33,815,406	21,145,525
Total Liabilities		70,630,353	83,304,085
Commitments and contingencies	(NOTE 13)	—	—
Net Assets		$65,539,218	$72,980,277
Components of Net Assets
Common Stock, par value $0.01 per share (100,000,000 authorized; 11,949,034 and 11,443,034 issued and outstanding, respectively)		$119,490	$114,430
Paid-in Capital in Excess of Par		95,805,231	92,103,666
Distributions in Excess of Net Investment Income		(739,348)	(131,251)
Accumulated Net Realized Losses		(6,161,545)	(5,261,752)
Accumulated Net Unrealized Losses		(23,484,610)	(13,844,816)
Net Assets		$65,539,218	$72,980,277
Net Asset Value Per Share		$5.48	$6.38

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended December 31,		Six Months Ended December 31,
		2014	2013	2014	2013
Investment Income
Interest Income from Non-Control/Non-Affiliate Investments		$3,367,613	$1,649,533	$6,175,544	$3,530,671
Interest Income from Affiliate Investments		665,621	656,935	1,206,181	1,310,653
Interest Income from Control Investments		433,638	484,207	962,746	942,111
Dividend Income from Control Investments		—	—	—	34,411
Other Income from Non-Control/Non-Affiliate Investments		427,026	1,189,891	614,081	1,363,362
Other Income from Affiliate Investments		5,822	3,837	15,292	8,881
Other Income from Control Investments		12,500	12,500	25,000	25,000
Total Investment Income		4,912,220	3,996,903	8,998,844	7,215,089
Operating Expenses
Management Fee	(NOTE 5)	581,329	382,489	1,153,887	791,747
Incentive Fee	(NOTE 5)	526,242	474,897	916,092	789,636
Total Advisory Fees		1,107,571	857,386	2,069,979	1,581,383
Allocation of Overhead Expenses	(NOTE 5)	36,962	34,881	73,517	98,711
Sub-Administration Fees	(NOTE 5)	66,595	50,000	129,804	100,000
Officers’ Compensation	(NOTE 5)	75,913	75,529	151,826	150,867
Total Costs Incurred Under Administration Agreement		179,470	160,410	355,147	349,578
Directors’ Fees		40,750	31,625	88,696	60,250
Interest Expenses	(NOTE 8)	1,177,094	718,502	2,179,477	1,439,479
Professional Services Expense		139,926	158,620	359,594	354,481
Bank Fees		10,918	21,622	21,189	35,468
Other		151,523	149,150	260,394	250,635
Total Gross Operating Expenses		2,807,252	2,097,315	5,334,476	4,071,274
Expense Reimbursement	(NOTE 5)	(248,373)	—	(531,047)	—
Total Net Operating Expenses		2,558,879	2,097,315	4,803,429	4,071,274
Net Investment Income		2,353,341	1,899,588	4,195,415	3,143,815
Net Change in Unrealized Gain (Loss) on Investments		(7,624,759)	(2,627,312)	(9,639,794)	(5,450,203)
Net Realized Gain (Loss) on:
Investments		(1,301,452)	(492,216)	(898,545)	(1,170,769)
Foreign Currency Transactions		—	—	(1,248)	68
Net Realized Gain (Loss)		(1,301,452)	(492,216)	(899,793)	(1,170,701)
Net Increase (Decrease) in Net Assets Resulting from Operations		$(6,572,870)	$(1,219,940)	$(6,344,172)	$(3,477,089)
Earnings (Loss) per Common Share Basic and Diluted	(NOTE 4)	$(0.55)	$(0.16)	$(0.53)	$(0.46)
Net Investment Income per Common Share Basic and Diluted		$0.19	$0.25	$0.35	$0.42
Weighted Average Shares of Common Stock Outstanding Basic and Diluted		11,949,034	7,569,382	11,913,284	7,569,382

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	Six Months Ended December 31, 2014	Six Months Ended December 31, 2013
Increase (Decrease) in Net Assets Resulting from Operations:
Net Investment Income	$4,195,415	$3,143,815
Net Change in Unrealized Gain (Loss) on Investments	(9,639,794)	(5,450,203)
Net Realized Gain (Loss) on:
Investments	(898,545)	(1,170,769)
Foreign Currency Transactions	(1,248)	68
Net Realized Gain (Loss)	(899,793)	(1,170,701)
Net Increase (Decrease) in Net Assets Resulting from Operations	(6,344,172)	(3,477,089)
Dividends from Net Investment Income	(4,195,415)	(3,143,815)
Distributions from Other Sources(1)	(608,097)	(353,239)
Net Decrease in Net Assets Resulting from Distributions	(4,803,512)	(3,497,054)
Capital Share Transactions:
Issuance of Common Stock	3,744,400	—
Less Offering Costs	(37,775)	—
Net Increase in Net Assets Resulting from Capital Share Transactions	3,706,625	—
Total Increase (Decrease) in Net Assets	(7,441,059)	(6,974,143)
Net Assets at Beginning of Period	72,980,277	60,644,039
Net Assets at End of Period	$65,539,218	$53,669,896
Capital Share Activity:
Shares Issued	506,000	—
Shares Outstanding at Beginning of Period	11,443,034	7,569,382
Shares Outstanding at End of Period	11,949,034	7,569,382

(1)	To the extent our taxable earnings fall below the total amount of our distributions for a fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders. Such amounts are determined at the end of each fiscal year.

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended December 31, 2014	Six Months Ended December 31, 2013
Cash Flows from Operating Activities:
Net Increase (Decrease) in Net Assets Resulting from Operations	$(6,344,172)	$(3,477,089)
Adjustments to Reconcile Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Purchases of Investments	(64,942,614)	(78,382,365)
Increase in investments due to PIK	(202,235)	—
Proceeds from Sale or Refinancing of Investments	76,884,209	63,246,408
Net Realized (Gain) Loss on:
Investments	898,545	1,170,769
Foreign Currency Transactions	1,248	(68)
Net Change in Unrealized (Gain) Loss on Investments	9,639,794	5,450,203
Amortization and Accretion of Fixed Income Premiums and Discounts	(547,966)	(193,403)
Amortization and Accretion of Deferred Debt Issuance Premiums and Costs	18,396	79,680
Amortization of Deferred Credit Facility Fees	131,705	131,863
Change in Operating Assets and Liabilities
Deposit with Broker	2,525,000	(2,150,000)
Interest Receivable	(1,125,223)	192,031
Principal Receivable	173,180	(382,873)
Distributions Receivable	—	36,705
Due from Affiliates	(335,649)	—
Due from Portfolio Investment	(46,114)	(55,128)
Prepaid Expenses	(103,481)	(66,366)
Other Assets	(39,935)	684,786
Due to Affiliates	219,122	153,864
Accrued Liabilities	(42,589)	(1,172)
Due to Broker	(25,000,221)	21,000,256
Payable for Investments Acquired	(24,900,172)	—
Interest Payable	73,810	(82,017)
Other Liabilities	(273,379)	(444,068)
Net Cash Provided by (Used in) Operating Activities	(33,338,741)	6,912,016
Cash Flows from Financing Activities:
Bank Overdraft	(821,316)	—
Borrowings Under Credit Facility	146,085,449	86,657,552
Payments Under Credit Facility	(120,703,080)	(105,800,756)
Distributions Paid to Shareholders	(4,769,610)	(3,497,054)
Deferred Credit Facility Fees	(93,122)	(185,065)
Deferred Debt Issuance Costs	(43,666)	(19,103)
Payment of Offering Expenses and Underwriting Fees	(196,064)	(84,465)
Payment of Distribution Notes	—	(3,404,583)
Proceeds from Notes Payable	12,731,166	2,299,704
Proceeds from Issuance of Common Stock	3,744,400	—
Net Cash Provided by (Used in) Financing Activities	35,934,157	(24,033,770)
Total Increase (Decrease) in Cash	2,595,416	(17,121,754)
Cash Balance at Beginning of Period	—	18,029,115
Cash Balance at End of Period	$2,595,416	$907,361
Supplemental Disclosures of Non-Cash Financing Activities:
Distributions Declared, Not Yet Paid	$800,585	$582,842
Accrued Offering Expenses	$20,689	$—
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$1,955,566	$1,309,953

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2014

Description(1)	Industry	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Control Investments(3)
New Media West, LLC	Cable TV/ Broadband Services	Senior Secured Term Loan, 9.00%, 12/31/2017	$4,573,743	$4,573,743	$3,619,203	5.52%
		Limited Liability Company Interestsˆ,(5)	720	3,600,000	—	—%
New Media West, LLC Total				8,173,743	3,619,203	5.52%
Takoda Resources Inc.*	Geophysical Surveying and Mapping Services	Senior Secured Term Loan, 16.00%, 4/1/2016(10)	$3,146,100	3,146,100	822,705	1.26%
		Common Stockˆ,(6)	749	—	—	—%
Takoda Resources Inc. Total				3,146,100	822,705	1.26%
Texas Westchester Financial, LLC	Consumer Financing	Limited Liability Company Interestsˆ	9,278	613,665	251,600	0.38%
The Finance Company, LLC	Consumer Financing	Senior Secured Term Loan, 15.00% (one month LIBOR plus 14.25%, 15.00% floor), 9/30/2015	$5,163,547	5,132,347	5,186,955	7.91%
		Limited Liability Company Interests	50	140,414	1,185,359	1.82%
The Finance Company, LLC Total				5,272,761	6,372,314	9.73%
TransAmerican Asset Servicing Group, LLC	Asset Recovery Services	Senior Secured Revolving Loan, 12.00%, 7/25/2016(10)	$3,414,838	3,381,718	610,950	0.93%
		Limited Liability Company Interestsˆ,(7)	75	—	—	—%
TransAmerican Asset Servicing Group, LLC Total				3,381,718	610,950	0.93%
Total Control Investments				20,587,987	11,676,772	17.82%
Affiliate Investments(4)
Advanced Cannabis Solutions, Inc.	Non-Residential Property Owner	Warrant for 1,400,000 shares (at a $4.00 strike price), 1/21/2017ˆ	1	500,000	—	—%
Modular Process Control, LLC	Energy Efficiency Services	Senior Secured Revolving Loan, 14.50% (one month LIBOR plus 13.50%, 14.50% floor), 3/28/2017	$1,187,124	1,178,398	1,123,415	1.71%
		Senior Secured Term Loan, 15.50% (one month LIBOR plus 14.50%, 15.50% floor), 3/28/2017	$4,900,000	4,704,820	2,702,513	4.13%
		Senior Secured Term Loan – Tranche 2, 18.00% (one month LIBOR plus 17.00%, 18.00% floor), 3/28/2017**	$870,832	870,832	173,150	0.26%
		Warrant for 14.50% of the outstanding Class B LLC Interests (at a $0.01 strike price), expires 3/28/2023ˆ	1	288,000	—	—%
Modular Process Control, LLC Total				7,042,050	3,999,078	6.10%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) (Continued)
December 31, 2014

Description(1)	Industry	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Affiliate Investments (continued)
ProGrade Ammo Group, LLC	Munitions	Senior Secured Revolving Loan, 9.19% (one month LIBOR plus 9.00%, 9.19% floor), 3/30/2016(10)	$2,080,663	$2,080,663	$2,080,663	3.17%
		Senior Secured Term Loan, 16.19% (one month LIBOR plus 16.00%, 16.19% floor), 3/30/2016(10)	$4,843,750	4,843,750	783,234	1.20%
		Warrants for 19.9% of the outstanding LLC interests (at a $10.00 strike price), expire 8/2/2018ˆ	181,240	176,770	—	—%
ProGrade Ammo Group, LLC Total				7,101,183	2,863,897	4.37%
SOLEX Fine Foods, LLC; Catsmo, LLC	Food Distributors & Wholesalers	Senior Secured Revolving Loan, 12.30% (one month LIBOR plus 12.14%), 2/27/2015	$110,000	110,000	110,000	0.17%
		Senior Secured Term Loan, 12.30% (one month LIBOR plus 12.14%), 12/28/2016	$3,862,098	3,800,195	3,851,543	5.88%
		Limited Liability Company Interestsˆ,(8)	1	290,284	—	—%
		Warrants for 1.6% of the outstanding LLC interests (strike price $0.01), expire 12/31/2022ˆ,(8)	1	58,055	—	—%
SOLEX Fine Foods, LLC; Catsmo, LLC Total				4,258,534	3,961,543	6.05%
US Oilfield Company, LLC	Oil and Gas Field Services	Senior Secured Revolving Loan, 12.66% (one month LIBOR plus 12.50%), 8/13/2017	$1,081,602	1,081,544	1,062,133	1.62%
		Senior Secured Term Loan A, 12.66% (one month LIBOR plus 12.50%), 8/13/2017	$937,500	927,848	923,531	1.41%
		Senior Secured Term Loan B, 12.66% (one month LIBOR plus 12.50%), 8/13/2017	$4,453,125	4,407,606	4,386,774	6.69%
		Warrant for 7.625% of the outstanding LLC interests (strike price $0.01), expire 8/11/2024ˆ	1	—	—	—%
US Oilfield Company, LLC Total				6,416,998	6,372,438	9.72%
West World Media, LLC	Information and Data Services	Limited Liability Company Interestsˆ,(9)	85,210	430,500	238,897	0.36%
Total Affiliate Investments				25,749,265	17,435,853	26.60%
Other Investments
Ads Direct Media, Inc.	Internet Advertising	Senior Secured Term Loan, 13.50% (one month LIBOR plus 13.00%, 13.50% floor) 10/9/2017	$2,750,000	2,723,570	2,723,570	4.16%
		Warrant for 3.25% of outstanding LLC interests (strike price $0.01) expire 10/9/2024ˆ	1	—	—	—%
Ads Direct Media, Inc. Total				2,723,570	2,723,570	4.16%
Attention Transit Advertising Systems, LLC	Outdoor Advertising Services	Senior Secured Term Loan, 11.50%, 9/30/2016	$2,031,422	2,031,422	2,096,428	3.20%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) (Continued)
December 31, 2014

Description(1)	Industry	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Other Investments (continued)
Background Images, Inc.	Equipment Rental Services	Senior Secured Term Loan – Term A, 14.66% (one month LIBOR plus 14.50%), 6/28/2015	$956,417	$956,417	$920,743	1.40%
		Senior Secured Term Loan – Term B, 16.41% (one month LIBOR plus 16.25%), 6/28/2015	$540,583	540,583	520,527	0.80%
Background Images, Inc. Total				1,497,000	1,441,270	2.20%
Bioventus, LLC	Specialty Pharmaceuticals	Subordinated Secured Term Loan, 11.00% (one month LIBOR plus 10.00%, 11.00% floor), 3/10/2020	$6,000,000	5,940,624	5,940,624	9.06%
Blackstrap Broadcasting, LLC	Radio Broadcasting	Senior Secured Revolving Loan, 11.00% (one month LIBOR plus 10.00%, 11.00% floor), 12/31/2016	$11,653,179	9,263,462	9,440,240	14.40%
		Subordinated Secured Term Loan, 16.00% (PRIME plus 7.75%, 16.00% floor), 12/31/2016(10)	$5,510,465	3,500,000	—	—%
Blackstrap Broadcasting, LLC Total				12,763,462	9,440,240	14.40%
Butler Burgher Group, LLC	Real Estate Management Services	Senior Secured Revolving Loan, 13.50% (one month LIBOR plus 13.25%, 13.50% floor), 6/30/2017	$750,000	743,844	740,650	1.13%
		Senior Secured Term Loan, 13.50% (one month LIBOR plus 13.25%, 13.50% floor), 6/30/2017	$7,833,333	7,768,996	7,762,310	11.84%
Butler Burgher Group, LLC Total				8,512,840	8,502,960	12.97%
Good Technology Corporation	Mobile Device Management	Senior Secured Note, 5.00%, 10/1/2017	$10,000,000	7,874,690	7,890,667	12.04%
		Warrants for 203.252 shares (at a $4.92 strike price), expire 9/30/2018ˆ	10,000	2,289,400	2,289,400	3.49%
Good Technology Corporation Total				10,164,090	10,180,067	15.53%
GW Power, LLC and Greenwood Fuels WI, LLC	Electric Services	Senior Secured Term Loan, 12.16% (one month LIBOR plus 12.00%, 12.16% floor), 3/31/2016	$5,320,388	5,283,742	5,300,171	8.09%
Infinite Aegis Group, LLC	Healthcare Billing and Collections	Senior Secured Revolving Loan, 12.19% (one month LIBOR plus 12.00%, 12.19% floor), 7/31/2017	$1,050,000	1,041,620	1,050,000	1.60%
		Senior Secured Term Loan, 15.19% (one month LIBOR plus 15.00%, 15.19% floor), 7/31/2017**	$3,509,065	3,425,534	3,527,195	5.38%
		Warrant for 2.0% of the outstanding LLC interests (at a $0.01 strike price), expire 8/1/2023ˆ	1	107,349	64,910	0.10%
Infinite Aegis Group, LLC Total				4,574,503	4,642,105	7.08%
JN Medical Corporation	Biological Products	Senior Secured Term Loan, 11.25%, (one month LIBOR plus 11.00%, 11.25% floor, 12.00% cap), 6/30/2016	$3,500,000	3,471,519	3,470,250	5.29%
Luling Lodging, LLC	Real Estate – Hotel	Senior Secured Term Loan, 12.25% (one month LIBOR plus 12.00%, 12.25% floor), 12/17/2017	$4,500,000	4,455,011	4,455,011	6.80%
Medinet Investments, LLC	Medical Liability Claims Factoring	Senior Secured Revolving Loan, 13.50%, (LIBOR plus 13.00%, 13.50% floor), 7/23/2017	$391,313	378,464	378,464	0.58%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) (Continued)
December 31, 2014

Description(1)	Industry	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Other Investments (continued)
OPS Acquisitions Limited and Ocean Protection Services Limited*	Maritime Security Services	Senior Secured Term Loan, 12.50%, (one month LIBOR plus 12.00%, 12.50% floor), 3/4/2017	$6,475,000	$6,421,777	$6,653,468	10.15%
PEAKS Trust 2009-1*	Consumer Financing	Senior Secured Term Loan, 7.50%, (one month LIBOR plus 5.50%, 7.50% floor), 1/27/2020	$4,652,076	3,919,322	3,414,623	5.21%
PR Wireless, Inc.	Wireless Communications	Senior Secured Term Loan, 10.00%, (one month LIBOR plus 9.00%, 10.00% floor), 6/27/2020	$8,457,500	7,657,376	7,287,828	11.12%
		Warrant for 101 shares (at a $0.01 strike price), 6/27/2024ˆ	1	634,145	332,656	0.51%
PR Wireless, Inc. Total				8,291,521	7,620,484	11.63%
Pristine Environments, Inc.	Building Cleaning and Maintenance Services	Senior Secured Revolving Loan, 11.70% (one month LIBOR plus 11.50%, 11.70% floor), 3/31/2017	$5,715,959	5,715,959	5,837,709	8.91%
		Senior Secured Term Loan A, 12.70% (one month LIBOR plus 12.50%, 12.70% floor), 3/31/2017	$1,650,219	1,642,937	1,734,545	2.65%
		Senior Secured Term Loan B, 12.70% (one month LIBOR plus 12.50%, 12.70% floor), 3/31/2017	$3,168,750	3,105,382	3,304,373	5.04%
Pristine Environments, Inc. Total				10,464,278	10,876,627	16.60%
SiTV, LLC	Television Programming	Senior Secured Note, 10.375%, 7/1/2019	$7,000,000	7,045,339	6,492,500	9.91%
The Selling Source, LLC	Information and Data Services	Senior Secured Term Loan, 12.54%, 12/31/2017**	$3,750,793	3,729,674	2,558,291	3.90%
US Shale Solutions, Inc.	Oil and Gas Field Services	Senior Secured Note, 12.50%, 9/1/2017(11)	$4,000,000	3,938,978	3,160,000	4.82%
Total Other Investments				105,607,136	99,347,153	151.58%
Total Investments				$151,944,388	$128,459,778	196.00%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) (Continued)
December 31, 2014

The following tables show the fair value of our portfolio of investments by geography and industry as of December 31, 2014.

	December 31, 2014
Geography	Investment at Fair Value (in millions)	Percentage of Net Assets
United States	$121.0	184.59%
United Kingdom	6.7	10.15
Canada	0.8	1.26
Total	$128.5	196.00%

	December 31, 2014
Industry	Investment at Fair Value (in millions)	Percentage of Net Assets
Building Cleaning and Maintenance Services	$10.9	16.60%
Mobile Device Management	10.2	15.53
Consumer Financing	10.0	15.32
Oil and Gas Field Services	9.5	14.54
Radio Broadcasting	9.5	14.40
Real Estate Management Services	8.5	12.97
Wireless Communications	7.6	11.63
Maritime Security Services	6.7	10.15
Television Programming	6.5	9.91
Specialty Pharmaceuticals	5.9	9.06
Electric Services	5.3	8.09
Healthcare Billing and Collections	4.6	7.08
Real Estate – Hotel	4.5	6.80
Energy Efficiency Services	4.0	6.10
Food Distributors and Wholesalers	4.0	6.04
CableTV/Broadband Services	3.6	5.52
Biological Products	3.5	5.29
Munitions	2.9	4.37
Information and Data Services	2.8	4.27
Internet Advertising	2.7	4.16
Outdoor Advertising Services	2.1	3.20
Equipment Rental Services	1.4	2.20
Geophysical Surveying and Mapping Services	0.8	1.26
Asset Recovery Services	0.6	0.93
Medical Liability Claims Factoring	0.4	0.58
Non-Residential Property Owner	0.0	0.00
Total	$128.5	196.00%

(1)	The Company’s investments are acquired in private transactions exempt from registration under the Securities Act of 1933, therefore are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act of 1933.

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) (Continued)
December 31, 2014

(2)	A majority of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to LIBOR (“London Interbank Offered Rate”) or the U.S. prime rate, and which is reset daily, monthly, quarterly or semi-annually. For each debt investment, the Company has provided the interest rate in effect as of December 31, 2014. If no reference to LIBOR or the U.S. prime rate is made, the rate is fixed. A floor is the minimum rate that will be applied in calculating an interest rate. A cap is the maximum rate that will be applied in calculating an interest rate.
(3)	“Control Investments” are investments in those companies that are “Control Investments” of the Company, as defined in the Investment Company Act of 1940. A company is deemed to be a “Control Investment” of Full Circle Capital Corporation if Full Circle Capital Corporation owns more than 25% of the voting securities of such company.
(4)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the Investment Company Act of 1940, which are not “Control Investments.” A company is deemed to be an “Affiliate” of Full Circle Capital Corporation if Full Circle Capital Corporation owns 5% or more, but less than 25%, of the voting securities of such company.
(5)	Full Circle Capital Corporation’s equity investment in New Media West, LLC is held through its wholly owned subsidiary FC New Media, Inc. The company has written a warrant on 360 of the Company's 720 limited liability company interests in New Media West, LLC, which has a strike price of $3,250,000, which increases over time to $3,500,000. This warrant expires on December 18, 2019. See Note 10.
(6)	Full Circle Capital Corporation’s equity investment in Takoda Resources Inc. is held through its wholly owned subsidiary FC Takoda Holdings, LLC.
(7)	Full Circle Capital Corporation’s equity investment in TransAmerican Asset Servicing Group, LLC is held through its wholly owned subsidiary TransAmerican Asset Servicing Group, Inc.
(8)	Full Circle Capital Corporation’s equity investments in SOLEX Fine Foods, LLC; Catsmo, LLC are held through its wholly owned subsidiary FC New Specialty Foods, Inc.
(9)	A portion of Full Circle Capital Corporation’s investment in West World Media, LLC is held through its wholly owned subsidiary Full Circle West, Inc. The remainder of the LLC interests are held directly by Full Circle Capital Corporation.
(10)	Investments were on non-accrual status as of December 31, 2014.
(11)	Unit which includes a warrant that is not detachable until February 2015.
*	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
**	Security pays all or a portion of its interest in kind.
ˆ	Security is a non-income producing security.

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2014

(2)	A majority of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to LIBOR (“London Interbank Offered Rate”) or the U.S. prime rate, and which is reset daily, monthly, quarterly or semi-annually. For each debt investment, the Company has provided the interest rate in effect as of June 30, 2014. If no reference to LIBOR or the U.S. prime rate is made, the rate is fixed.
(3)	“Control Investments” are investments in those companies that are “Control Investments” of the Company, as defined in the Investment Company Act of 1940. A company is deemed to be a “Control Investment” of Full Circle Capital Corporation if Full Circle Capital Corporation owns more than 25% of the voting securities of such company.
(4)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the Investment Company Act of 1940, which are not “Control Investments.” A company is deemed to be an “Affiliate” of Full Circle Capital Corporation if Full Circle Capital Corporation owns 5% or more, but less than 25%, of the voting securities of such company.
(5)	Full Circle Capital Corporation’s equity investment in New Media West, LLC is held through its wholly owned subsidiary FC New Media, Inc.
(6)	Full Circle Capital Corporation’s equity investment in Takoda Resources Inc. is held through its wholly owned subsidiary FC Takoda Holdings, LLC.
(7)	Full Circle Capital Corporation’s equity investment in TransAmerican Asset Servicing Group, LLC is held through its wholly owned subsidiary TransAmerican Asset Servicing Group, Inc.
(8)	Full Circle Capital Corporation’s equity investments in SOLEX Fine Foods, LLC; Catsmo, LLC are held through its wholly owned subsidiary FC New Specialty Foods, Inc.
(9)	A portion of Full Circle Capital Corporation’s investment in West World Media, LLC is held through its wholly owned subsidiary Full Circle West, Inc. The remainder of the LLC interests are held directly by Full Circle Capital Corporation.
(10)	Investments were on non-accrual status as of June 30, 2014.
*	Investment is not a qualifying asset under Section 55(a) of the 1940 Act.
**	Interest rate shown reflects yield to maturity at time of purchase.
***	Security pays all or a portion of its interest in kind.
****	Security is a “when issued” security.
ˆ	Security is a non-income producing security.

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
December 31, 2014

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

The June 30, 2014 and December 31, 2013 Consolidated Financial Statements were reclassified in order to be consistent with the new format used for the December 31, 2014 Consolidated Financial Statements.

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
December 31, 2014

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
December 31, 2014

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
December 31, 2014

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
December 31, 2014

Note 2. Significant Accounting Policies  – (continued)

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

Structuring fees, excess deal deposits, prepayment fees and similar fees are recognized as Other Income as earned, usually when received. Other fee income, including administrative and unused line fees, is included in Other Income. Income from such sources was $445,348 and $1,206,288 for the three months ended December 31, 2014, and 2013, respectively and $654,373 and 1,397,243 for the six months ended December 31, 2014, and 2013, respectively.

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
December 31, 2014

Note 2. Significant Accounting Policies  – (continued)

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

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented. Basic and diluted earnings (loss) per share for the three and six months ended December 31, 2014, and 2013, respectively, were the same since there are no potentially dilutive securities outstanding.

Organizational Expenses and Offering Costs

The Company did not incur organizational expenses for the three or six months ended December 31, 2014, and 2013. The Company complies with the requirements of ASC 340-10-S99-1, “Expenses of Offering”. Deferred offering costs consist principally of legal and audit costs incurred through the balance sheet date that are related to an offering of equity securities. Such costs are charged against the gross proceeds of the offering or will be charged to the Company’s operations if the offering is not completed. Offering expenses related to the Company’s July 14, 2014 offering were $37,775. Refer to Note 6.

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

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
December 31, 2014

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

Note 4. Earnings (Loss) per Common Share — Basic and Diluted

The following information sets forth the computation of basic and diluted earnings (loss) per common share for the three and six months ended December 31, 2014, and December 31, 2013:

	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Data(1):
Net Increase (Decrease) in Net Assets Resulting from Operations	$(6,572,870)	$(1,219,940)	$(6,344,172)	$(3,477,089)
Weighted average shares outstanding for period	11,949,034	7,569,382	11,913,284	7,569,382
Basic and diluted earnings (loss) per common share	$(0.55)	$(0.16)	$(0.53)	$(0.46)

(1)	Per share data based on weighted average shares outstanding.

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

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
December 31, 2014

Note 5. Related Party Agreements and Transactions  – (continued)

the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter will be appropriately pro-rated.

The total base management fees earned by the Adviser for the three and six months ended December 31, 2014, were $581,329 and $1,153,887, respectively. The total base management fee payable to the Adviser as of December 31, 2014, was $581,329, after reflecting payment of $1,048,153, for the six months ended December 31, 2014, and is included in the Consolidated Statements of Assets and Liabilities in Due to Affiliates. The total base management fees earned by the Adviser for the three and six months ended December 31, 2013, were $382,489 and $791,747, respectively.

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
December 31, 2014

Note 5. Related Party Agreements and Transactions  – (continued)

20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees with respect to each of the investments in our portfolio, provided that, the incentive fee determined as of December 31, 2010 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the inception of Full Circle Capital. There were no incentive fees earned on realized capital gains for the three and six months ended December 31, 2014 and 2013.

Income incentive fees of $526,242 and $916,092 were earned by the Adviser for the three and six months ended December 31, 2014, respectively, and the total income incentive fee payable to the Adviser as of December 31, 2014 was $526,242, after reflecting payment of $759,982 during the six months ended December 31, 2014, and is included in the Consolidated Statements of Assets and Liabilities in Due to Affiliates. Income incentive fees of $474,897 and $789,636 were earned by the Adviser for the three and six months ended December 31, 2013, respectively.

The Adviser has agreed to reimburse the Company for any operating expenses, excluding interest expenses, investment advisory and management fees, and offering expenses, in excess of 1.50% of our net assets, beginning with our fiscal quarter ending September 30, 2014 through the end of our fiscal year 2015. For our fiscal year 2016 and beyond, the Adviser has agreed to reimburse us for any operating expenses, excluding interest expenses, investment advisory and management fees, and offering expenses, in excess of 1.75% of our net assets. The expense reimbursements from the Adviser for the three and six months ended December 31, 2014 were $248,373 and $531,047, respectively, and the total expense reimbursement payable by the Adviser as of December 31, 2014 was $308,882, after reflecting payment of $222,165 during the six months ended December 31, 2014 and is included in Due from Affiliate on the Consolidated Statement of Assets and Liabilities.

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
December 31, 2014

Note 5. Related Party Agreements and Transactions  – (continued)

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

For the three and six months ended December 31, 2014, the Company incurred $179,470 and $355,147, respectively, of expenses under the Administration Agreement, $66,595 and $129,804, respectively, of which were earned by the Sub-Administrator and $75,913 and $151,826, respectively, were paid for officers’ compensation. The remaining $36,962 and $73,517, respectively, were recorded as an Allocation of Overhead Expenses in the Consolidated Statements of Operations.

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
December 31, 2014

Note 5. Related Party Agreements and Transactions  – (continued)

FCIP closed its second series on September 25, 2014, raising approximately $10.0 million in capital from investors. We may co-invest in certain portfolio investments from time to time with one or more series issued by FCIP where we determine that the aggregate available investment opportunity exceeds what we believe would be appropriate for us to acquire directly, subject to certain conditions. During the three and six months ended December 31, 2014, Full Circle Capital Corporation recognized $18,440 and $29,490, respectively, in management fee income related to the services performed for FCIP. Such amounts are included in Other Income on the Statements of Operations for the three months ended December 31, 2014 and the six months ended December 31, 2014, respectively

Managerial Assistance

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

As of December 31, 2014, only one non-control investment, JN Medical Corporation, had accepted our offer for managerial services during the current fiscal year. No fees have been charged to JN Medical Corporation for such services.

Note 6. Equity Offerings, Related Expenses and Other Stock Issuances

Offering expenses are generally charged against paid-in capital in excess of par. The proceeds raised, the related underwriting fees, the offering expenses, and the price at which common stock was issued, since inception, are detailed in the following table:

Issuances of Common Stock	Number of Shares Issued		Gross Proceeds Raised, Net Assets Acquired and Dividends Reinvested	Underwriting Fees		Offering Expenses	Gross Offering Price
April 16, 2010	100		$1,500	$—		$—	$15.00 per/share
August 31, 2010	4,191,415	(1)	$42,425,564	$—		$—	$10.13 per/share	(2)
August 31, 2010	2,000,000		$18,000,000	$1,350,000		$1,052,067	$9.00 per/share
November 27, 2012	1,350,000		$10,665,000	$533,250		$153,330	$7.90 per/share
January 14, 2014	1,892,300	(3)	$13,492,099	$539,684		$261,994	$7.13 per/share
February 27, 2014	630,000		$4,920,300	$—	(4)	$47,236	$7.81 per/share
June 19, 2014	1,351,352		$10,000,005	$—	(4)	$44,826	$7.40 per/share
July 14, 2014	506,000		$3,744,000	$—	(4)	$37,775	$7.40 per/share

(1)	Includes 403,662 shares that were issued on September 30, 2010 upon the expiration of the overallotment option granted to the underwriters in connection with our initial public offering. Such shares were deemed to be outstanding at August 31, 2010.
(2)	Based on weighted average price assigned to shares.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
December 31, 2014

Note 6. Equity Offerings, Related Expenses and Other Stock Issuances  – (continued)

(3)	Includes 242,300 overallotment shares that were granted to the underwriters in connection with our January 14, 2014 follow-on offering. The underwriters exercised their option to purchase additional shares on January 27, 2014. Such shares were deemed to be outstanding at January 14, 2014.
(4)	This was a registered offering placed directly with investors.

Note 7. Financial Highlights

	Three months ended December 31, 2014		Three months ended December 31, 2013
	(Unaudited)		(Unaudited)
Per Share Data(1):
Net asset value at beginning of period	$6.24		$7.48
Accretion (dilution) from offering(3)	—		—
Offering costs	(0.00)		—
Net investment income	0.19		0.25
Net change in unrealized gain (loss)	(0.64)		(0.34)
Net realized gain (loss)	(0.11)		(0.07)
Dividends from net investment income	(0.19)		(0.23)
Return of capital	(0.01)		—
Net asset value at end of period	$5.48		$7.09
Per share market value at end of period	$4.52		$7.04
Total return based on market value	(26.37	)%(5)	(15.03	)%(5)
Total return based on net asset value	(8.59	)%(5)	(2.19	)%(5)
Shares outstanding at end of period	11,949,034		7,569,382
Weighted average shares outstanding for period	11,949,034		7,569,382
Ratio/Supplemental Data:
Net assets at end of period	$65,539,218		$53,669,896
Average net assets	$70,038,296		$55,154,130
Annualized ratio of gross operating expenses to average net assets(6)	15.90%		15.09%
Annualized ratio of net operating expenses to average net assets(6)	14.50%		15.09%
Annualized ratio of net investment income to average net assets(6)	13.33%		13.66%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets(6)	1.55%		3.75%
Portfolio Turnover(7)	18%		26%

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
December 31, 2014

Note 7. Financial Highlights  – (continued)

	Six months ended December 31, 2014		Six months ended December 31, 2013
	(Unaudited)		(Unaudited)
Per Share Data(1):
Net asset value at beginning of period	$6.38		$8.01
Accretion (dilution) from offering(3)	0.04		—
Offering costs	0.00		—
Net investment income	0.35		0.42
Net change in unrealized gain (loss)	(0.81)		(0.73)
Net realized gain (loss)	(0.08)		(0.15)
Dividends from net investment income	(0.35)		(0.42)
Return of capital	(0.05)		(0.04)
Net asset value at end of period	$5.48		$7.09
Per share market value at end of period	$4.52		$7.04
Total return based on market value	(37.87	)%(5)	(4.47	)%(5)
Total return based on net asset value	(7.79	)%(5)	(6.01	)%(5)
Shares outstanding at end of period	11,949,034		7,569,382
Weighted average shares outstanding for period	11,913,284		7,569,382
Ratio/Supplemental Data:
Net assets at end of period	$65,539,218		$53,669,896
Average net assets	$72,762,729		$58,614,329
Annualized ratio of gross operating expenses to average net assets(6)	14.54%		13.78%
Annualized ratio of net operating expenses to average net assets(6)	13.10%		13.78%
Annualized ratio of net investment income to average net assets(6)	11.44%		10.64%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets(6)	1.51%		3.55%
Portfolio Turnover(7)	40%		39%

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
December 31, 2014

Note 7. Financial Highlights  – (continued)

	Year Ended June 30, 2014		Year Ended June 30, 2013		Year Ended June 30, 2012		For the period from August 31, 2010 (commencement of operations) to June 30, 2011
Per Share Data(1)(2):
Net asset value at beginning of period	$8.01		$8.59		$9.08		$9.40
Accretion (dilution) from offering(3)	0.03		(0.18)		—		—
Offering costs	(0.04)		(0.02)		—		(0.04)
Net investment income (loss)	0.71		0.77		0.78		0.70
Net change in unrealized gain (loss)	(1.36)		0.37		(0.32)		(0.29)
Net realized gain (loss)	(0.11)		(0.60)		(0.03)		0.06
Dividends from net investment income	(0.69)		(0.78)		(0.80)		(0.75)
Return of capital	(0.17)		(0.14)		(0.12)		—
Net asset value at end of period	$6.38		$8.01		$8.59		$9.08
Per share market value at end of period	$7.81		$7.83		$7.65		$7.90
Total return based on market value	11.51	%(5)	15.12	%(5)	8.71	%(5)	(4.03	)%(4)
Total return based on net asset value	(11.00	)%(5)	4.94	%(5)	6.20	%(5)	5.62	%(4)
Shares outstanding at end of period	11,443,034		7,569,382		6,219,382		6,219,382
Weighted average shares outstanding for period	8,698,814		7,018,286		6,219,382		6,206,824
Ratio/Supplemental Data:
Net assets at end of period	$72,980,277		$60,644,039		$53,442,785		$56,474,006
Average net assets	$64,360,541		$57,842,601		$55,531,518		$57,455,987
Annualized ratio of gross operating expenses to average net assets(6)	12.11%		11.52%		9.56%		8.49%
Annualized ratio of net operating expenses to average net assets(6)	12.11%		11.52%		8.99%		7.34%
Annualized ratio of net investment income (loss) to average net assets(6)	9.37%		9.30%		8.70%		9.29%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets(6)	3.04%		3.53%		3.15%		2.00%
Portfolio Turnover(7)	88%		73%		58%		54%

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Financial highlights for the period from April 16, 2010 (inception) through June 30, 2010 are not presented as the Company’s operations were limited to organization and offering activities only.
(3)	Accretion and dilution from offering is based on the net change in net asset value from each follow-on offering.
(4)	Total return based on market value is based on the change in market price per share assuming an investment at the initial public offering price of $9.00 per share and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
December 31, 2014

Note 7. Financial Highlights  – (continued)

(5)	Total return based on market value is based on the change in market price per share and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.
(6)	Financial Highlights for periods of less than one year are annualized and the ratios of gross and net operating expenses to average net assets and net investment income (loss) to average net assets are adjusted accordingly. Non-recurring expenses were not annualized. For the period from August 31, 2010 (commencement of operations) to June 30, 2011 the Company incurred $102,609 of organizational expenses, which were deemed to be non-recurring.
(7)	Portfolio Turnover is not annualized.

Note 8. Long Term Liabilities

Line of Credit

On June 3, 2013, the Company entered into a credit facility (the “Credit Facility”) with Santander Bank. The facility size was originally $32.5 million and replaced the Company’s First Capital Credit Facility. The Credit Facility was subsequently increased to $45.0 million on November 5, 2013. On September 12, 2014, the Company entered into an amendment to our Credit Facility with Santander Bank, N.A. to increase the size of the facility from $45.0 million to $60.0 million and to provide additional criteria for eligibility of loans under the borrowing base under the credit facility. The Company has not exercised its option to expand the facility as of December 31, 2014.

The Credit Facility matures on June 3, 2016 and bears interest based on a tiered rate structure, depending upon utilization, ranging from LIBOR (one month, two month or three month, depending on the Company’s option) plus 3.25% to 4.00% per annum, or from Santander Bank’s prime rate plus 1.25% to 2.00% per annum, based on the Company’s election. As of December 31, 2014, one month LIBOR, two month LIBOR, and three month LIBOR respectively were: 0.17%, 0.21%, and 0.26%. As of December 31, 2014, the Prime Rate was 3.25%. In addition, a fee of 0.50% to 1.00% per annum, depending on utilization, is charged on unused amounts under the Credit Facility. The Credit Facility is secured by all of the Company’s assets. Under the Credit Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, reporting requirements and other customary requirements, including a minimum balance sheet leverage ratio, for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature.

The fees and expenses associated with opening and expanding the Credit Facility are being amortized over the term of the Credit Facility in accordance with ASC 470 — Debt. As of December 31, 2014, of the total $763,984 fees and expenses incurred, $410,767 remains to be amortized and is reflected as Deferred Credit Facility Fees on the Consolidated Statement of Assets and Liabilities.

At December 31, 2014 and June 30, 2014, the Company had outstanding borrowings of $33,817,832 and $8,435,463, respectively under the Credit Facility, which amounts are included as Line of Credit in the Consolidated Statements of Assets and Liabilities.

Distribution Notes

On August 31, 2010, the Company entered into multiple senior unsecured notes (the “Distribution Notes”). The Distribution Notes consisted of $3,404,583 in senior unsecured notes, which bore interest at a fixed rate of 8% per annum, payable quarterly in cash, and were scheduled to mature on February 28, 2014. The Distribution Notes were paid off at par plus accrued interest on July 3, 2013. At December 31, 2014 and June 30, 2014, the Company had no Distribution Notes outstanding.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
December 31, 2014

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

On July 14, 2014, we closed an offering of our 8.25% fixed-rate notes due 2020. The Notes offering consisted of $12,500,000 in aggregate principal amount of the Notes. The Notes were sold at price of $25.375 plus accrued interest from June 30, 2014, a premium to par value of $25.00 per Note. The sale of the notes resulted in total gross proceeds of $12,687,500. The Notes are a further issuance of, rank equally in right of payment with, and form a single series with the $21,145,525 of currently outstanding Notes.

The offering expenses and underwriting commissions are being amortized over the term of the notes in accordance with ASC 470 — Debt. As of December 31, 2014, of the total $1,338,440 issuance costs incurred, $911,922 remains to be amortized and is reflected as Deferred Debt Issuance Costs in the Consolidated Statement of Assets and Liabilities. Additionally, $169,880 of the $187,500 premium related to the July 14, 2014 issuance remains unamortized and is included in Notes Payable in the Consolidated Statement of Assets and Liabilities.

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

The Indenture contains certain covenants, including covenants requiring compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. The Company may repurchase the Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Notes repurchased by the Company may, at the Company’s option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the Indenture. As of December 31, 2014, the Company had not repurchased any of the Notes in the open market.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
December 31, 2014

Note 8. Long Term Liabilities  – (continued)

At December 31, 2014 and June 30, 2014, the Company had a balance of $33,815,406 and $21,145,525 on the Notes, respectively, which is included in the Consolidated Statements of Assets and Liabilities.

The following shows a summary of the Long Term Liabilities as of December 31, 2014 and June 30, 2014.

As of December 31, 2014 (Unaudited)

Facility	Commitments	Borrowings Outstanding	Fair Value
Credit Facility(1)	$45,000,000	$33,817,832	$33,817,832
Notes	33,645,525	33,645,525	34,735,640
Total	$78,645,525	$67,463,357	$68,553,472

As of June 30, 2014

Facility	Commitments	Borrowings Outstanding	Fair Value
Credit Facility(1)	$45,000,000	$8,435,463	$8,435,463
Notes	21,145,525	21,145,525	22,304,300
Total	$66,145,525	$29,580,988	$30,739,763

(1)	On September 12, 2014, the Company entered into an amendment to our Credit Facility with Santander Bank, N.A. to increase the size of the facility from $45.0 million to $60.0 million and to provide additional criteria for eligibility of loans under the borrowing base under the credit facility. The Company has not exercised its option to expand the facility as of December 31, 2014.

As of December 31, 2014 and June 30, 2014, the carrying amount of the Company’s outstanding Credit Facility approximated fair value. The fair values of the Company’s Credit Facility and Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Notes is determined by utilizing market quotations from the measurement date.

Note 9. Fair Value Measurements

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of December 31, 2014 and June 30, 2014, respectively:

As of December 31, 2014 (Unaudited)

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$9,652,500	$114,444,456	$124,096,956
Limited Liability Company Interests, at fair value	—	—	1,675,856	1,675,856
Investments in Warrants, at fair value	—	—	2,686,966	2,686,966
	$—	$9,652,500	$118,807,278	$128,459,778

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
December 31, 2014

Note 9. Fair Value Measurements  – (continued)

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

During the six months ended December 31, 2014 and the year ended June 30, 2014, there were no transfers in or out of levels.

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

The tables below reflect the changes in Level 3 assets measured at fair value for the six months ended December 31, 2014, the six months ended December 31, 2013 and for the year ended June 30, 2014.

	Six months ended December 31, 2014 (Unaudited)
	Beginning Balance July 1, 2014	Amortization & Accretion of Fixed Income Premiums & Discounts	Realized & Unrealized Gains (Losses)	Purchases	Sales & Settlements	Ending Balance December 31, 2014	Change in Unrealized Gains (Losses) for Investments still held at December 31, 2014
Assets
Senior and Subordinated Loans, at fair value	$111,079,608	$543,796	$(4,339,564)	$58,923,107	$(51,762,491)	$114,444,456	$(4,794,879)
Limited Liability Company Interests, at fair value	3,875,583	—	(2,078,009)	—	(121,718)	1,675,856	(1,907,572)
Warrants, at fair value	3,060,421	—	(2,662,855)	2,289,400	—	2,686,966	(2,662,855)
	$118,015,612	$543,796	$(9,080,428)	$61,212,507	$(51,884,209)	$118,807,278	$(9,365,306)

	Six months ended December 31, 2013 (Unaudited)
	Beginning Balance July 1, 2013	Amortization & Accretion of Fixed Income Premiums & Discounts	Realized & Unrealized Gains (Losses)	Purchases	Sales & Settlements	Ending Balance December 31, 2013	Change in Unrealized Gains (Losses) for Investments still held at December 31, 2013
Assets
Senior and Subordinated Loans, at fair value	$81,195,958	$193,712	$(5,695,862)	$42,234,365	$(48,246,408)	$69,681,765	$(4,449,459)
Limited Liability Company Interests, at fair value	6,784,435	—	(666,977)	40,284	—	6,157,742	(666,976)
Warrants, at fair value	194,108	—	(258,134)	107,349	—	43,323	(258,134)
	$88,174,501	$193,712	$(6,620,973)	$42,381,998	$(48,246,408)	$75,882,830	$(5,374,569)

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
December 31, 2014

Note 9. Fair Value Measurements  – (continued)

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

Realized and unrealized gains and losses are included in net realized gain (loss) on investments and net change in unrealized gain (loss) on investments in the Consolidated Statement of Operations. The change in unrealized losses for Level 3 investments still held at December 31, 2014 of $9,365,306 is included in net change in net unrealized gain (loss) on investments in the Consolidated Statement of Operations for the six months ended December 31, 2014.

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2014:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)
Senior and Subordinated Loans	$96,539,235	Discounted cash flows (income approach)	Discount Rate	9.59% – 50.00% (16.48%)
	13,607,669	Precedent Transactions	Transaction Value	N/A
	4,297,552	Liquidation Value	Asset Value	N/A
Total Senior and Subordinated Loans	114,444,456
Limited Liability Interests and Warrants (Private Companies)	4,111,222	Market comparable companies (market approach)	EBITDA multiple	4.25x – 7.13x (5.70x)
	251,600	Liquidation Value	Asset Value	N/A
Total Limited Liability Interests and Warrants (Private Companies)	4,362,822
Warrant (Public Companies)	—	Option Pricing Model	Volatility	40%
Total Investments	$118,807,278

(1)	The average values were determined using the weighted average of the fair value of the investments in each investment category.

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
December 31, 2014

Note 9. Fair Value Measurements  – (continued)

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

Warrants

The warrants provide exposure and potential gains upon equity appreciation of the portfolio company’s equity value.

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

The Company has written a warrant to sell within a limited time, a financial instrument at a contracted price based on differentials between specified prices. Written warrants may expose the Company to market risk of an unfavorable change in the financial instrument underlying the written warrant. The written warrant is on 360 of the Company’s 720 limited liability company interests in New Media West, LLC and has a strike price of $3,250,000, which increases over time to $3,500,000. This warrant expires on December 18, 2019. At December 31, 2014, the strike price is greater than the fair market value of the limited liability company interests of $0 and therefore has no intrinsic value.

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
December 31, 2014

Note 11. Subsequent Events

Recent Portfolio Activity

On January 21, 2015, the Company partially exercised its warrant issued by Advanced Cannabis Solutions, Inc. in a cashless exercise in exchange for 660,263 shares of Advanced Cannabis Solutions, Inc. The cashless exercise reduced the amount of common shares underlying the remaining warrant by 1,215,000 leaving the Company with a warrant to purchase 185,000 shares in Advanced Cannabis Solutions, Inc. with a strike price of $4.00 per share.

On January 30, 2015, the Company funded $2.0 million of a $50.0 million second lien term loan with GK Holdings, Inc, an IT and business skill training company. The credit facility bears interest at one month LIBOR plus 9.50% with a LIBOR floor of 1.00% and has a final maturity of January 30, 2022.

Appointment of Chief Executive Officer

The Board of Directors (the “Board”) has appointed Gregg J. Felton as Chief Executive Officer in place of his previous position as Co-Chief Executive Officer of the Company, effective as of February 9, 2015. In connection with Mr. Felton’s appointment, John E. Stuart resigned his position as the Company’s Co-Chief Executive Officer, but will continue to serve as Chairman of the Board.

Note 12. Supplemental Financial Data

Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a control interest, as defined by the 1940 Act, in four majority owned portfolio companies that are not consolidated in the Company’s consolidated financial statements. Below is a brief description of one portfolio company that is required to have supplemental disclosure incorporated in our financial statements in accordance with Regulation S-X section 4-08(g), along with summarized financial information as of November 30, 2014.

New Media West, LLC

New Media West, LLC provides digital satellite television, high speed internet, voice over IP and other information and communication services, primarily to residents living in the Southwest United States. New Media West derives revenue through the sale of subscription services to owners and residents of MDUs under long-term right of entry agreements. The loss the Company generated from New Media West, LLC, which includes all interest and unrealized depreciation, was $0.3 million and $0.4 million for the three months ended December 31, 2014 and 2013, respectively, and $1.6 million and $0.7 million for the six months ended December 31, 2014 and 2013, respectively.

The summarized financial information of our unconsolidated subsidiary was as follows (dollars in thousands):

	As of
Balance Sheet – New Media West, LLC	November 30, 2014	June 30, 2014
Current Assets	$758	$1,239
Noncurrent Assets	6,057	6,809
Total assets	$6,815	$8,048
Current liabilities	$1,084	$1,174
Noncurrent liabilities	4,143	4,365
Total liabilities	$5,227	$5,539
Total equity	$1,588	$2,509

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
December 31, 2014

Note 12. Supplemental Financial Data  – (continued)

	Three Months Ended		Six Months Ended
Statements of Operations – New Media West, LLC	November 30, 2014	December 31, 2013	November 30, 2014	December 31, 2013
Net Sales	$887	$1,134	$1,832	$2,388
Cost of goods sold	568	837	1,179	1,524
Gross profit	$319	$297	$653	$864
Other expenses	$858	$924	$1,749	$1,866
Net loss	$(539)	$(627)	$(1,096)	$(1,002)

Note 13. Commitments and contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of December 31, 2014, we had approximately $2.6 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.

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

On June 4, 2014, we formed FC Capital Investment Partners (“FCIP”), a multiple series private fund, for which we serve as the managing member and investment adviser. FCIP was formed as a Delaware limited liability company and operates under a Limited Liability Company agreement dated June 13, 2014. FCIP closed its first series on June 17, 2014, raising approximately $5.6 million in capital from investors. FCIP closed its second series on September 25, 2014, raising approximately $10.0 million in capital from investors. We may co-invest in certain portfolio investments from time to time with one or more series issued by FCIP where we determine that the aggregate available investment opportunity exceeds what we believe would be appropriate for us to acquire directly, subject to certain conditions. In addition, we expect to receive certain fees or other distributions from FCIP in connection with the services we provide to each series it may issue. Such fees may include management fees, incentive fees and administration fees and could be offset by expense caps or waivers in the future. During the three and six months ended December 31, 2014, we recognized $18,440 and $29,490, respectively, in management fee income related to the services performed for FCIP.

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

Exemptive Relief

On December 4, 2014, we filed an exemptive application with the SEC to permit us to co-invest with funds or entities managed by our investment adviser in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. Any such order will be subject to certain terms and conditions. Furthermore, there is no assurance when, or even if, this application for exemptive relief will be granted by the SEC.

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

Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from an independent pricing service or broker-dealers or market makers. Debt and equity securities for which market quotations are not readily available or are not considered to be the best estimate of fair value are valued at fair value as determined in good faith by the Board of Directors. Because the Company expects that there will not be a readily available market value for many of the investments in the Company’s portfolio, it is expected that many of the Company’s portfolio investments’ values will be determined in good faith by the Board of Directors in accordance with a documented valuation policy that has been reviewed and approved by the Board of Directors and in accordance with GAAP. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

Net change in realized gain (loss) and net change in unrealized gain (loss) on investments

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

Fair Value

The Company’s assets measured at fair value on a recurring basis subject to the requirements of ASC Topic 820 at December 31, 2014 and June 30, 2014, were as follows:

As of December 31, 2014 (Unaudited)

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$9,652,500	$114,444,456	$124,096,956
Limited Liability Company Interests, at fair value	—	—	1,675,856	1,675,856
Investments in Warrants, at fair value	—	—	2,686,966	2,686,966
	$—	$9,652,500	$118,807,278	$128,459,778

As of June 30, 2014

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$7,175,000	$111,079,608	$118,254,608
Limited Liability Company Interests, at fair value	—	—	3,875,583	3,875,583
Investments in Warrants, at fair value	—	—	3,060,421	3,060,421
U.S. Treasury Securities, at fair value(1)	25,000,147	—	—	25,000,147
	$25,000,147	$7,175,000	$118,015,612	$150,190,759

(1)	U.S. Treasury Securities were purchased and temporarily held in connection with compliance with RIC diversification requirements under Subchapter M of the Code.

During the six months ended December 31, 2014 and the year ended June 30, 2014, there were no transfers in or out of levels.

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

Time Period	Acquisitions(1) (dollars in millions)	Dispositions(2) (dollars in millions)		Weighted Average Interest Rate of Portfolio at End of Period(3)
Legacy Portfolio Acquisition (August 31, 2010)	$72.3	$	N/A	12.10%
August 31, 2010 through September 30, 2010	0.4		1.4	12.16%
October 1, 2010 through December 31, 2010	3.7		10.1	12.09%
January 1, 2011 through March 31, 2011	4.0		19.9	12.39%
April 1, 2011 through June 30, 2011	9.6		1.2	12.68%
Fiscal 2011	90.0		32.6
July 1, 2011 through September 30, 2011	27.7		15.9	12.89%
October 1, 2011 through December 31, 2011	5.9		9.4	13.04%
January 1, 2012 through March 31, 2012	6.7		5.7	12.98%
April 1, 2012 through June 30, 2012	15.0		7.1	12.93%
Fiscal 2012	55.3		38.1
July 1, 2012 through September 30, 2012	11.4		8.1	12.84%
October 1, 2012 through December 31, 2012	29.1		25.1	12.55%
January 1, 2013 through March 31, 2013	22.4		12.1	12.69%
April 1, 2013 through June 30, 2013	12.2		12.8	12.90%
Fiscal 2013	75.1		58.1
July 1, 2013 through September 30, 2013	20.0		10.1	12.81%
October 1, 2013 through December 31, 2013	22.4		38.1	12.48%
January 1, 2014 through March 31, 2014	33.0		20.9	11.41%
April 1, 2014 through June 30, 2014	57.1		13.2	11.27%
Fiscal 2014	132.5		82.3
July 1, 2014 through September 30, 2014	36.5		28.7	10.53%
October 1, 2014 through December 31, 2014	28.7		23.2	10.23%
Fiscal 2015 to date	65.2		51.9
Since inception	$418.1		$263.0	N/A

(1)	Includes new deals, additional fundings, refinancings (inclusive of those on revolving credit facilities) and payment in kind “PIK” interest.
(2)	Includes scheduled principal payments, prepayments, sales and repayments (inclusive of those on revolving credit facilities).
(3)	For transactions in the secondary market, the interest rate used for the weighted average interest rate reflects the effective yield on the loan at the purchase price. Weighted average is based upon the stated coupon rate and face value of outstanding debt securities at the measurement date. Debt securities on non-accrual status are included in the calculation and are treated as having 0.00% as their applicable interest rate for purposes of this calculation.

Portfolio Activity for the Six Months ended December 31, 2014

The primary investment activities for the six months ended December 31, 2014 were fundings and repayments under the revolving credit facilities and the funding of the following loan facilities:

On July 23, 2014, the Company closed on approximately $0.4 million of a $3.0 million senior secured revolving line of credit to Medinet Investments, LLC, a medical liability claims factoring company.

On August 13, 2014, the Company funded approximately $0.9 million of a $1.25 million revolving loan and $4.0 million of a $5.75 million senior secured term loan facility to U.S. Oilfield Company, LLC, an oil and gas field services company. The Company funded an additional $1.9 million, net, during September 2014 under the credit facility. The credit facility bears interest at one month LIBOR plus 12.50% and has a final maturity of August 13, 2017.

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

During the quarter ended September 30, 2014, the senior secured term loan with PEAKS Trust 2009-1 was partially prepaid at par plus accrued interest for total proceeds of $2,695,387.

On October 16, 2014 the Company increased the size of the revolving loan to U.S. Oilfield Company, LLC to $1.75 million. On November 6, 2014, the senior secured term loan B to U.S. Oilfield Company, LLC was increased to $7.25 million. This increase was funded by a third party.

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

On December 17, 2014, the Company funded $4.5 million of a senior secured mortgage term loan to Luling Lodging, LLC, a hotel operator.

On December 22, 2014, the senior secured credit facility with GW Power, LLC and Greenwood Fuels WI, LLC, was partially prepaid at par plus prepayment fees for total proceeds of $700,000.

On December 24, 2014, the senior secured credit facility and revolving term loan with CPX, Inc. were paid off in full at par plus accrued interest for total proceeds of $2,745,452.

During the quarter ended December 31, 2014, the senior secured term loan with PEAKS Trust 2009-1 was partially prepaid at par plus accrued interest for total proceeds of $3,239,450.

The following is a reconciliation of the investment portfolio for the six months ended December 31, 2014, and for the year ended June 30, 2014:

	Six Months Ended December 31, 2014 (Unaudited)	Year Ended June 30, 2014
Beginning Investment Portfolio	$150,190,759	$88,174,501
Portfolio Investments Acquired(1)	65,144,849	132,503,963
Treasury Purchases(2)	—	71,000,730
Amortization and Accretion of Fixed Income Premiums and Discounts	547,966	466,184
Portfolio Investments Repaid	(51,884,209)	(82,301,503)
Sales and Maturities of Treasury Securities(1)	(25,000,000)	(46,000,000)
Net Unrealized Appreciation (Depreciation)	(9,639,794)	(12,704,614)
Net Realized Losses	(899,793)	(948,502)
Ending Investment Portfolio	$128,459,778	$150,190,759

(1)	Includes PIK interest.
(2)	U.S. Treasury Securities were purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

During the six months ended December 31, 2014, we recorded net unrealized depreciation of $9,639,794. This consisted of $5,125,514 of net unrealized depreciation on debt investments and $4,514,280 of net unrealized depreciation on equity investments.

Portfolio Classifications

The following table shows the fair value of our portfolio of investments by asset class as of December 31, 2014, and June 30, 2014, excluding United States Treasury Bills. At December 31, 2014, we did not hold United States Treasury Bills. At June 30, 2014, we held approximately $25.0 million in United States Treasury Bills.

	December 31, 2014 (Unaudited)		June 30, 2014
	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio
Senior Secured Loans	$118.2	92.0%	$110.5	88.3%
Subordinated Secured Loans	5.9	4.6	7.7	6.2
Limited Liability Company Interests	1.7	1.3	3.9	3.1
Warrants	2.7	2.1	3.1	2.4
Total	$128.5	100.0%	$125.2	100.0%

At December 31, 2014, the 27 borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 60% (i.e., each $60 of loan value outstanding is secured by $100 of collateral value). At June 30, 2014, the 26 borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 60% (i.e., each $60 of loan value outstanding is secured by $100 of collateral value).

The following table shows the fair value of our portfolio of investments by industry, as of December 31, 2014, and June 30, 2014, excluding United States Treasury Bills. At December 31, 2014, we did not hold United States Treasury Bills. At June 30, 2014, we held approximately $25.0 million in United States Treasury Bills.

	December 31, 2014 (Unaudited)		June 30, 2014
	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio
Building Cleaning and Maintenance Services	$10.9	8.5%	$7.9	6.3%
Mobile Device Management	10.2	7.9	—	—
Consumer Financing	10.0	7.8	16.5	13.2
Oil and Gas Field Services	9.5	7.4	4.8	3.9
Radio Broadcasting	9.5	7.4	2.5	2.0
Real Estate Management Services	8.5	6.6	8.7	6.9
Wireless Communications	7.6	5.9	8.3	6.7
Maritime Security Services	6.7	5.2	7.1	5.7
Television Programming	6.5	5.1	7.2	5.7
Specialty Pharmaceutical	5.9	4.6	—	—
Electric Services	5.3	4.1	5.9	4.8
Healthcare Billing and Collections	4.6	3.7	5.4	4.4
Real Estate – Hotel	4.5	3.5	—	—
Energy Efficiency Services	4.0	3.1	4.0	3.2
Food Distributors and Wholesalers	4.0	3.1	3.9	3.1
Cable TV/Broadband Services	3.6	2.8	6.1	4.9
Biological Products	3.5	2.7	3.5	2.8
Munitions	2.9	2.2	4.1	3.3
Information and Data Services	2.8	2.2	2.7	2.1
Internet Advertising	2.7	2.1	—	—
Outdoor Advertising Services	2.1	1.6	2.2	1.7
Equipment Rental Services	1.4	1.1	1.8	1.4
Geophysical Surveying and Mapping Services	0.8	0.6	2.6	2.0
Asset Recovery Services	0.6	0.5	1.6	1.2
Medical Liability Claims Factoring	0.4	0.3	—	—
Non-Residential Property Owner	—	—	2.4	1.9
Industrial Molded Products	—	—	3.0	2.4
Stationery, Tablets, and Related Products	—	—	1.8	1.4
Healthcare Services	—	—	3.5	2.8
Financial Services	—	—	7.7	6.2
Total	$128.5	100.0%	$125.2	100.0%

Portfolio Grading

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of December 31, 2014, our portfolio had a weighted average grade of 3.11, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded. This was an increase of 0.04 from the weighted average grade of 3.07 at June 30, 2014.

At December 31, 2014, our debt investment portfolio was graded as follows:

	December 31, 2014 (Unaudited)
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$—	—%
2	The portfolio company is performing above expectations and the risk profile is generally favorable.	—	—%
3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	112,826,910	87.83%
4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable.	9,053,157	7.05%
5	The investment is performing well below expectations and is not anticipated to be repaid in full.	2,216,889	1.72%
		$124,096,956	96.60%

At June 30, 2014, our debt investment portfolio was graded as follows:

	June 30, 2014
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$1,794,764	1.43%
2	The portfolio company is performing above expectations and the risk profile is generally favorable.	—	—%
3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	105,809,233	84.52%
4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable.	9,314,861	7.44%
5	The investment is performing well below expectations and is not anticipated to be repaid in full.	1,335,750	1.07%
		$118,254,608	94.46%

We expect that a portion of our investments will be in grades 4 or 5 from time to time, and, as such, we will be required to work with portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 4 or 5 may fluctuate from period to period.

Results of Operations

Comparison of the three months ended December 31, 2014 and 2013

	Three Months Ended December 31, 2014		Three Months Ended December 31, 2013
	Total	Per Share(1)	Total	Per Share(1)
Total Investment Income	$4,912,220	$0.41	$3,996,903	$0.53
Interest Income(2)	4,466,872	0.37	2,790,675	0.37
Other Income	445,348	0.04	1,206,228	0.16
Net Operating Expenses	2,558,879	0.22	2,097,315	0.28
Management Fee	581,329	0.05	382,489	0.05
Incentive Fee	526,242	0.04	474,897	0.06
Total Advisory Fees	1,107,571	0.09	857,386	0.11
Administrative Fees	179,470	0.02	160,410	0.02
Director’s Fees	40,750	0.00	31,625	0.00
Interest Expenses	1,177,094	0.10	718,502	0.10
Professional Services Expense	139,926	0.02	158,620	0.03
Bank Fees	10,918	0.00	21,622	0.00
Other	151,523	0.01	149,150	0.02
Expense Reimbursement	(248,373)	(0.02)	—	—
Net Investment Income	2,353,341	0.19	1,899,588	0.25
Net Change in Unrealized Gain (Loss)	(7,624,759)	(0.64)	(2,627,312)	(0.34)
Net Realized Gain (Loss)	$(1,301,452)	$(0.11)	$(492,216)	$(0.07)

(1)	The basic per share figures noted above are based on a weighted average of 11,949,034 and 7,569,382 shares outstanding for the three months ended December 31, 2014 and December 31, 2013, respectively, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our audited financial statements.
(2)	Interest income includes PIK interest of $100,621 and $0 for the three months ended December 31, 2014 and December 31, 2013, respectively.

Total Investment Income

Total investment income includes interest and dividend income on our investments and other income, which is typically comprised of fee income. Fee income typically consists of administrative fees, prepayment fees, structuring fees and unused line fees.

Total investment income increased from $3,996,903 for the three months ended December 31, 2013 to $4,912,220 for the three months ended December 31, 2014. The increase in investment income was predominantly due to increased interest income. The increase in interest income for the three months ended December 31, 2014 relative to the three months ended December 31, 2013 is primarily due to a larger average investment portfolio. This increase was offset by a decline in other income, due to elevated other income for the three months ended December 31, 2013 from success and prepayment fees received as a result of the payoffs of iMedx, Inc., CSL Operating, LLC and Coast Plating, Inc.

Total investment income decreased on a per shares basis, as other income per share decreased from $0.16 per share for the three months ended December 31, 2013 to $0.04 per share for the three months ended December 31, 2014. Interest Income per share was $0.37 for both the three months ended December 31, 2014 and the three months ended December 31, 2013. Per share figures noted above reflect an increase in the weighted average shares outstanding from 7,569,382 to 11,949,034 for the three months ended December 31, 2013 and December 31, 2014, respectively; this increase in share count decreased the per share impact of increased total investment income.

Expenses

Net operating expenses increased from $2,097,315 for the three months ended December 31, 2013 to $2,558,879 for the three months ended December 31, 2014. The increase in net operating expenses is primarily due to increased interest expense and, to a lesser extent, increased management and incentive fees. Interest expense increased due to the expansion of our credit facility and the issuance of additional Notes (as defined below). These additional borrowings enabled us to fund portfolio growth, thereby increasing management fees as a result of a larger average investment portfolio, and increasing incentive fees due to greater pre-incentive fee net investment income. This increase was partially offset by the expense reimbursement provided by our investment adviser. Refer to Note 5 of our consolidated financial statements for our expense reimbursement policy.

Net operating expenses per share decreased from $0.28 per share for the three months ended December 31, 2013 to $0.22 per share for the three months ended December 31, 2014. This decrease predominantly related to a decrease in total advisory fees per share from $0.11 for the three months ended December 31, 2013 to $0.09 per share for the three months ended December 31, 2014. Such decrease was the result of declining incentive fees, as pre-incentive fee net investment income per share declined for the periods being compared. Additionally, $0.02 per share of the decline resulted from the Adviser’s reimbursement to the Company of operating expenses exceeding 1.50% (excluding interest expense, management and incentive fees and offering expenses). Per share figures noted above reflect an increase in the weighted average shares outstanding from 7,569,382 to 11,949,034 for the three months ended December 31, 2013 and December 31, 2014, respectively; this increase in share count decreased the per share impact of changes in expenses.

Net Investment Income

Net investment income increased from $1,899,588 for the three months ended December 31, 2013, to $2,353,341 for the three months ended December 31, 2014. The increase in net investment income for the three months ended December 31, 2014 as compared to the three months ended December 31, 2013 was primarily due to greater interest income from a larger average investment portfolio. Net investment income also increased due to our investment adviser’s reimbursement of certain operating expenses of $248,373 during the three months ended December 31, 2014 as compared to $0 for the quarter ended December 31, 2013. The increase in net investment income was partially offset by greater interest expense from additional borrowings and greater management and incentive fees resulting from a larger portfolio and greater pre-incentive fee net investment income during the period.

Net investment income per share decreased from $0.25 per share for the three months ended December 31, 2013, as compared to $0.19 per share for the three months ended December 31, 2014. Per share figures noted above reflect an increase in the weighted average shares outstanding from 7,569,382 to 11,949,034 for the three months ended December 31, 2013 and December 31, 2014, respectively; this increase in share count decreased the per share impact of increased net investment income.

Realized Gain (Loss) on Investments

Realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs.

During the three months ended December 31, 2014, we recorded net realized losses of $1,301,452, primarily in connection with the final disposition of the investment in MDU Communications (USA) Inc., which resulted in a realized loss of $1,583,980. This loss was partially offset by a gain on partial prepayments of PEAKS Trust 2009-1 of $509,112.

During the three months ended December 31, 2013, we recorded net realized losses of $492,216 primarily in connection with the partial disposition of our investment in MDU Communications Inc.

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

Net change in unrealized depreciation of investments increased from $2,627,312 for the three months ended December 31, 2013 to $7,624,759, for the three months ended December 31, 2014. The following table summarizes the significant changes in unrealized appreciation (depreciation) of the Company’s investment portfolio for the three months ended December 31, 2014 by portfolio company.

Portfolio Company	Change in Unrealized Appreciation (Depreciation)	December 31, 2014 (Unaudited)			September 30, 2014 (Unaudited)
		Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)
Advanced Cannabis Solutions, Inc.	$(1,856,259)	$500,000	$—	$(500,000)	$500,000	$1,856,259	$1,356,259
Takoda Resources Inc.	(1,350,865)	3,146,100	822,705	(2,323,395)	2,855,345	1,882,814	(972,531)
TransAmerican Asset Servicing Group, LLC	(1,150,155)	3,381,718	610,950	(2,770,768)	3,290,390	1,669,777	(1,620,613)
ProGrade Ammo Group, LLC	(1,013,312)	7,101,183	2,863,897	(4,237,286)	7,482,594	4,258,621	(3,223,973)
MDU Communications, Inc.	1,325,228	—	—	—	1,615,737	290,510	(1,325,227)
Other(1)	(3,579,396)	137,815,387	124,162,226	(13,653,161)	131,645,187	121,571,421	(10,073,766)
Totals	$(7,624,759)	$151,944,388	$128,459,778	$(23,484,610)	$147,389,253	$131,529,402	$(15,859,851)

(1)	Other represents all remaining investments, including U.S. Treasury Bills (if any).

Comparison of the six months ended December 31, 2014 and 2013

	Six Months Ended December 31, 2014		Six Months Ended December 31, 2013
	Total	Per Share(1)	Total	Per Share(1)
Total Investment Income	$8,998,844	$0.76	$7,215,089	$0.95
Interest Income(2)	8,344,471	0.70	5,783,435	0.77
Dividend Income	—	—	34,411	0.00
Other Income	654,373	0.06	1,397,243	0.18
Net Operating Expenses	4,803,429	0.40	4,071,274	0.53
Management Fee	1,153,887	0.10	791,747	0.10
Incentive Fee	916,092	0.07	789,636	0.10
Total Advisory Fees	2,069,979	0.17	1,581,383	0.20
Administrative Fees	355,147	0.03	349,578	0.05
Director’s Fees	88,696	0.01	60,250	0.01
Interest Expenses	2,179,477	0.18	1,439,479	0.19
Professional Services Expense	359,594	0.03	354,481	0.05
Bank Fees	21,189	0.00	35,468	0.00
Other	260,394	0.02	250,635	0.03
Expense Reimbursement	(531,047)	(0.04)	—	—
Net Investment Income	4,195,415	0.35	3,143,815	0.42
Net Change in Unrealized Gain (Loss)	(9,639,794)	(0.81)	(5,450,203)	(0.73)
Net Realized Gain (Loss)	$(899,793)	$(0.08)	$(1,170,701)	$(0.15)

(1)	The basic per share figures noted above are based on a weighted average of 11,913,284 and 7,569,382 shares outstanding for the six months ended December 31, 2014 and December 31, 2013, respectively, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our audited financial statements.
(2)	Interest income includes PIK interest of $202,235 and $0 for the six months ended December 31, 2014 and December 31, 2013, respectively.

Total Investment Income

Total investment income includes interest and dividend income on our investments and other income, which is typically comprised of fee income. Fee income typically consists of administrative fees, prepayment fees, structuring fees and unused line fees.

Total investment income increased from $7,215,089 for the six months ended December 31, 2013 to $8,998,844 for the six months ended December 31, 2014. The increase in investment income was predominantly due to increased interest income. The increase in interest income for the six months ended December 31, 2014 relative to the six months ended December 31, 2013 is primarily due to a larger average investment portfolio. This increase was offset by a decline in other income, primarily due to elevated other income for the six months ended December 31, 2013 from success and prepayment fees received as a result of the payoffs of iMedx, Inc., CSL Operating, LLC and Coast Plating, Inc. Dividend income for the six months ended December 31, 2014 decreased as compared with the dividend income for the six months ended December 31, 2013, reflecting no current period distributions related to the Company’s investment in The Finance Company, LLC.

Total investment income decreased on a per shares basis, as other income per share decreased from $0.18 per share for the six months ended December 31, 2013 to $0.06 per share for the six months ended December 31, 2014. Interest income per share was lower for the six months ended December 31, 2014 as compared to the six months ended December 31, 2013, decreasing from $0.77 per share to $0.70 per share. This decrease was primarily due to an increase in non-accrual assets, and a corresponding decrease in the weighted average coupon interest rate for the portfolio, during the six months ended December 31, 2014. Per share figures noted above reflect an increase in the weighted average shares outstanding from 7,569,382 to 11,913,284 for the six months ended December 31, 2013 and December 31, 2014, respectively; this increase in share count decreased the per share impact of increased total investment income.

Expenses

Net operating expenses increased from $4,071,274 for the six months ended December 31, 2013 to $4,803,429 for the six months ended December 31, 2014. The increase in net operating expenses is primarily due to increased interest expense and to a lesser extent to increased management and incentive fees. Interest expense increased due to the expansion of our credit facility and the issuance of additional Notes (as defined below). These additional borrowings enabled us to fund portfolio growth, thereby increasing management fees as a result of a larger average investment portfolio, and an increase in incentive fees due to greater pre-incentive fee net investment income. This increase was partially offset by the expense reimbursement provided by our investment adviser. Refer to Note 5 for our expense reimbursement policy.

Net operating expenses per share decreased from $0.53 per share for the six months ended December 31, 2013 to $0.40 per share for the six months ended December 31, 2014. This decrease predominantly related to a decrease in total advisory fees per share from $0.20 for the six months ended December 31, 2013 to $0.17 per share for the six months ended December 31, 2014. Such decrease was the result of declining incentive fees as pre-incentive fee net investment income per share declined for the periods being compared. Additionally, $0.04 per share of the decline resulted from the Adviser’s reimbursement to the Company of operating expenses exceeding 1.50% (excluding interest expense, management and incentive fees and offering expenses). Per share figures noted above reflect an increase in the weighted average shares outstanding from 7,569,382 to 11,913,284 for the six months ended December 31, 2013 and December 31, 2014, respectively; this increase in share count decreased the per share impact of changes in expenses.

Net Investment Income

Net investment income increased from $3,143,815 for the six months ended December 31, 2013, to $4,195,415, for the six months ended December 31, 2014. The increase in net investment income for the six months ended December 31, 2014 as compared to the six months ended December 31, 2013 was primarily due to greater interest income from a larger average investment portfolio. Net investment income also increased due to our investment adviser’s reimbursement of certain operating expenses of $531,047 during the six months ended December 31, 2014 as compared to $0 for the six months ended December 31, 2013. The increase in net investment income was partially offset by greater interest expense from additional borrowings and greater management and incentive fees resulting from a larger portfolio and greater pre-incentive fee net investment income during the period.

Net investment income per share decreased from $0.42 per share for the six months ended December 31, 2013, to $0.35 per share for the six months ended December 31, 2014. Per share figures noted above reflect an increase in the weighted average shares outstanding from 7,569,382 to 11,913,284 for the six months ended

December 31, 2013 and December 31, 2014, respectively; this increase in share count decreased the per share impact of increased net investment income.

Realized Gain (Loss) on Investments

Realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs.

During the six months ended December 31, 2014, we recorded net realized losses of $899,793, primarily in connection with a loss from the final disposition of the investment in MDU Communications (USA) Inc., which resulted in a realized loss of $1,583,980. This loss was partially offset by a gain on partial prepayments of PEAKS Trust 2009-1 of $918,426.

During the six months ended December 31, 2013, we recorded net realized losses of $1,170,701 primarily in connection with the partial disposition of our investment in MDU Communications Inc.

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

Net change in unrealized depreciation of investments increased from $5,450,203 for the six months ended December 31, 2013 to $9,639,794, for the six months ended December 31, 2014. The following table summarizes the significant changes in unrealized appreciation (depreciation) of the Company’s investment portfolio for the six months ended December 31, 2014 by portfolio company.

Portfolio Company	Change in Unrealized Appreciation (Depreciation)	December 31, 2014 (Unaudited)			June 30, 2014
		Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)
Advanced Cannabis Solutions, Inc.	$(2,356,212)	$500,000	$—	$(500,000)	$500,000	$2,356,212	$1,856,212
Takoda Resources Inc.	(2,187,946)	3,146,100	822,705	(2,323,395)	2,692,828	2,557,379	(135,449)
New Media West, LLC	(1,794,508)	8,173,743	3,619,203	(4,554,540)	8,426,711	5,666,679	(2,760,032)
TransAmerican Asset Servicing Group, LLC	(1,360,672)	3,381,718	610,950	(2,770,768)	2,970,154	1,560,057	(1,410,097)
MDU Communications (USA) Inc.	1,303,346	—	—	—	1,755,111	451,766	(1,303,345)
Other(1)	(3,243,802)	136,742,827	123,406,920	(13,335,907)	147,690,771	137,598,666	(10,092,105)
Totals	$(9,639,794)	$151,944,388	$128,459,778	$(23,484,610)	$164,035,575	$150,190,759	$(13,844,816)

(1)	Other represents all remaining investments, including U.S. Treasury Bills (if any).

Liquidity and Capital Resources

At December 31, 2014, we had investments in debt securities of 27 companies, totaling approximately $124.1 million, and equity investments in 15 companies, totaling approximately $4.4 million. The debt investment amount includes approximately $202,235 in accrued “PIK” interest earned for the six months ended December 31, 2014, which is added to the carrying value of our investments.

For the six months ended December 31, 2014, cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was approximately $33.3 million, reflecting the purchases and repayments of investments, income resulting from operations, offset by non-cash income related to OID income, changes in working capital and accrued interest receivable. Net cash used in purchases and sales of investments was approximately $13.3 million, reflecting net additional investments in securities of $65.1 million, offset by principal repayments of $51.9 million. Such amounts are not inclusive of our purchases or sales of United States Treasury Bills.

As of December 31, 2014, we had $33.8 million outstanding under our senior secured credit facility (the “Credit Facility”) with Santander Bank, N.A. f/k/a Sovereign Bank, N.A. (“Santander Bank”), as administrative agent, and $33.8 million outstanding of aggregate principal amount of 8.25% Notes due June 30, 2020 (the “Notes”). On November 6, 2013, the Company increased the size of the Credit Facility from $32.5 million to $45.0 million. On September 12, 2014, the Company entered into an amendment to our Credit Facility with Santander Bank to increase the size of the facility from $45.0 million to $60.0 million and to provide additional criteria for eligibility of loans under the borrowing base under the credit facility. The Company has not exercised its option to expand the Credit Facility as of December 31, 2014.

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

Contractual Obligations

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Credit Facility(1)	$33.8	$—	$33.8	$—	$—
Notes	33.8	—	—	—	33.6
Total	$67.6	$—	$33.8	$—	$33.6

(1)	At December 31, 2014, $26.2 million remained unused under the Credit Facility.

In addition to the contractual obligations set forth above, we have certain obligations with respect to the investment advisory and administration services we receive. See “Overview”. We incurred $2,069,979 for investment advisory services and $355,147 for administrative services for the six months ended December 31, 2014.

As of December 31, 2014, we had approximately $2.6 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.

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

The Credit Facility matures on June 3, 2016 and bears interest based on a tiered rate structure, depending upon utilization, ranging from LIBOR (one month, two month or three month, depending on our option) plus 3.25% to 4.00% per annum, or from Santander Bank’s prime rate plus 1.25% to 2.00% per annum, based on our election. In addition, a fee of 0.50% per annum is charged on unused amounts under the Credit Facility. The Credit Facility is secured by all of our assets. Under the Credit Facility, we have made certain customary representations and warranties, and are required to comply with various covenants, reporting requirements and other customary requirements, including a minimum balance sheet leverage ratio, for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature. On November 6, 2013, the Company increased the size of its Credit Facility with Santander Bank from $32.5 million to $45.0 million. On September 12, 2014, the Company entered into an amendment to our Credit Facility with Santander Bank to increase the size of the facility from $45.0 million to $60.0 million and to provide additional criteria for eligibility of loans under the borrowing base under the credit facility. The Company has not exercised its option to expand the Credit Facility as of December 31, 2014.

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

The Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. We may repurchase the Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the Indenture. As of December 31, 2014, we had not repurchased any of the Notes in the open market.

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

Distributions

In order to qualify as a regulated investment company and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. To the extent our earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a tax return of capital to our stockholders. In this regard, $1,695,841 of our distributions during the year ended June 30, 2014 constituted a return of capital to our stockholders. For tax purposes, the Company expects that distributions for the fiscal year ended June 30, 2015 will be funded primarily from net investment income. However, for the six months ended December 31, 2014, for financial reporting purposes, the Company had net investment income of approximately $0.35 per share, compared to distributions to stockholders of $0.40 per share during the period. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. The tax character of distributions will be determined at the end of the taxable year. However, if the character of our distributions for the fiscal year ended June 30, 2015 were determined as of December 31, 2014, a portion of the distributions for 2015 would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our taxable ordinary income or capital gains. The specific tax characteristics of our distributions will be reported to stockholders after the end of the taxable year.

The following table lists the cash distributions, including dividends and returns of capital, if any, per share that we have declared since our formation on April 16, 2010. The table is divided by fiscal year according to record date.

Date Declared	Record Date	Payment Date	Amount
Total Fiscal 2011:			$0.751
Total Fiscal 2012:			$0.918
Total Fiscal 2013:			$0.924
Fiscal 2014:
May 3, 2013	July 31, 2013	August 15, 2013	$0.077
May 3, 2013	August 30, 2013	September 13, 2013	0.077
May 3, 2013	September 30, 2013	October 15, 2013	0.077
September 9, 2013	October 31, 2013	November 15, 2013	0.077
September 9, 2013	November 29, 2013	December 13, 2013	0.077
September 9, 2013	December 31, 2013	January 15, 2014	0.077
November 7, 2013	January 31, 2014	February 15, 2014	0.067
November 7, 2013	February 28, 2014	March 15, 2014	0.067
November 7, 2013	March 31, 2014	April 15, 2014	0.067
February 5, 2014	April 30, 2014	May 15, 2014	0.067
February 5, 2014	May 30, 2014	June 13, 2014	0.067
February 5, 2014	June 30, 2014	July 15, 2014	0.067
Total (2014)			$0.864

Date Declared	Record Date	Payment Date	Amount
Fiscal 2015:
May 2, 2014	July 31, 2014	August 15, 2014	$0.067
May 2, 2014	August 29, 2014	September 15, 2014	0.067
May 2, 2014	September 30, 2014	October 15, 2014	0.067
September 8, 2014	October 31, 2014	November 14, 2014	0.067
September 8, 2014	November 28, 2014	December 15, 2014	0.067
September 8, 2014	December 31, 2014	January 15, 2015	0.067
November 3, 2014	January 30, 2015	February 13, 2015	0.067
November 3, 2014	February 27, 2015	March 13, 2015	0.067
November 3, 2014	March 31, 2015	April 15, 2015	0.067
Total (2015 to date)			$0.603

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Investment Advisory Agreement with Full Circle Advisors. John E. Stuart, our Co-Chief Executive Officer and Chairman, and Gregg J. Felton, our Co-Chief Executive Officer and President, are both managing members of, and have financial and controlling interests in, Full Circle Advisors.
•	We have entered into the Administration Agreement with Full Circle Service Company. Pursuant to the terms of the Administration Agreement, Full Circle Service Company provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. Mr. Stuart, our Co-Chief Executive Officer and Chairman, and Mr. Felton, our Co-Chief Executive Officer and President, are managing members of, and have financial and controlling interests in, Full Circle Service Company. Our Chief Financial Officer, Michael J. Sell, is the Vice President of Full Circle Service Company.
•	We have entered into a license agreement with Full Circle Advisors, pursuant to which Full Circle Advisors has agreed to grant us a non-exclusive, royalty-free license to use the name “Full Circle.”
•	Our former Chief Financial Officer, Treasurer and Secretary, William E. Vastardis, is the Chairman of Conifer Asset Solutions LLC (“Conifer”) formerly known as Vastardis Fund Services LLC. Full Circle Service Company has engaged Conifer to provide certain administrative services to us. For the six months ended December 31, 2014, Conifer earned $129,804 for services provided under the Sub-Administration Agreement. On September 30, 2013, Michael J. Sell succeeded Mr. Vastardis as our Chief Financial Officer, Treasurer, and Secretary.

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

Recent Developments

Recent Portfolio Activity

On January 21, 2015, the Company partially exercised its warrant issued by Advanced Cannabis Solutions, Inc. in a cashless exercise in exchange for 660,263 shares of Advanced Cannabis Solutions, Inc. The cashless exercise reduced the amount of common shares underlying the remaining warrant by 1,215,000 leaving the Company with a warrant to purchase 185,000 shares in Advanced Cannabis Solutions, Inc. with a strike price of $4.00 per share.

On January 30, 2015, the Company funded $2.0 million of a $50.0 million second lien term loan with GK Holdings, Inc, an IT and business skill training company. The credit facility bears interest at one month LIBOR plus 9.50% with a LIBOR floor of 1.00% and has a final maturity of January 30, 2022.

Appointment of Chief Executive Officer

The Board of Directors (the “Board”) has appointed Gregg J. Felton as Chief Executive Officer in place of his previous position as Co-Chief Executive Officer of the Company, effective as of February 9, 2015. In connection with Mr. Felton’s appointment, John E. Stuart resigned his position as the Company’s Co-Chief Executive Officer, but will continue to serve as Chairman of the Board.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2014, 8 debt investments in our portfolio bore interest at a fixed rate, and the remaining 31 debt investments were at variable rates, representing approximately $27.3 million and $96.8 million in principal debt, respectively. The variable rates are based upon the Prime Rate or LIBOR.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1% increase in the underlying Prime Rate or LIBOR, and no other change in our portfolio as of December 31, 2014. We have also assumed outstanding floating rate borrowings by the Company of $33.8 million. Under this analysis, net investment income would increase by approximately $0.3 million annually. If we had instead assumed a 1% decrease in the underlying Prime Rate or LIBOR, net investment income would increase by approximately $0.2 million annually. Although management believes that this analysis is indicative of our existing interest rate sensitivity at December 31, 2014, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

As of December 31, 2014, we, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Co-Chief Executive Officers and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the six months ended December 31, 2014 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of equity securities during the six months ended December 31, 2014.

Issuer Purchases of Equity Securities

For the quarter ended December 31, 2014, as a part of our dividend reinvestment plan for our common stockholders, we purchased 18,237 shares of our common stock for an average price of approximately $5.25 in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines repurchases of our common stock during the quarter ended December 31, 2014.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 2014	1,975	$5.45	—	—
November 2014	8,241	$5.78	—	—
December 2014	8,021	$4.65	—	—
Total	18,237	$5.25	—	—
Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information
Item 5.02.	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

The Board of Directors (the “Board”) has appointed Gregg J. Felton as Chief Executive Officer in place of his previous position as Co-Chief Executive Officer of the Company, effective as of February 9, 2015. In connection with Mr. Felton’s appointment, John E. Stuart resigned his position as the Company’s Co-Chief Executive Officer, but will continue to serve as Chairman of the Board. A discussion of Mr. Felton’s background and experience was included in the Definitive Proxy Statement on Schedule 14A, filed on October 28, 2014, incorporated by reference herein.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement(2)
3.2	Amended and Restated Bylaws(9)
4.1	Form of Common Stock Certificate(1)
4.2	Form of Note Agreement for Distribution Notes(1)
4.3	Indenture, dated as of June 3, 2013(6)
4.4	Form of First Supplemental Indenture(7)
4.5	Form of Global Note (included as Exhibit A to the Form of First Supplemental Indenture)(7)
10.1	Amended and Restated Dividend Reinvestment Plan(13)
10.2	Investment Advisory Agreement by and between Registrant and Full Circle Advisors, LLC(1)
10.3	Administration Agreement by and between Registrant and Full Circle Service Company, LLC(1)
10.4	Credit Agreement by and among Registrant, Sovereign Bank, N.A., as agent, and the lenders party thereto, dated as of June 3, 2013(5)
10.5	First Amendment to Credit Agreement by and between Registrant and Sovereign Bank, N.A., as agent, dated as of September 25, 2013.(10)
10.6	Second Amendment to Credit Agreement by and between Registrant, Santander Bank, N.A. (formerly known as Sovereign Bank, N.A.), as agent, and the lenders party thereto, dated as of November 6, 2013(11)
10.7	Third Amendment to Credit Agreement by and between Registrant, Santander Bank, N.A., (formerly known as Sovereign Bank, N.A.), as agent, and lenders’ party thereto, dated as of September 12, 2014.(14)
10.8	Pledge Agreement by Registrant in favor of Sovereign Bank, N.A., as agent, dated as of June 3, 2013(5)
10.9	Security Agreement by Registrant in favor of Sovereign Bank, N.A., as agent, dated as of June 3, 2013(5)
10.10	Form of Indemnification Agreement by and between Registrant and each of its directors(1)
10.11	Trademark License Agreement by and between Registrant and Full Circle Advisors, LLC(1)
10.12	Form of Purchase and Sale Agreement by and between Registrant, Full Circle Partners, LP, Full Circle Fund, Ltd., Full Circle Offshore, LLC, and FCC, LLC d/b/a First Capital(2)
14.1	Code of Ethics(8)
14.2	Code of Business Conduct(8)
15.1	Letter re change in certifying accountant(14)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-166302) filed on August 5, 2010.
(2)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File No. 333-166302) filed on August 26, 2010.
(3)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-180321) filed on July 13, 2012.
(4)	Incorporated by reference to the Registrant’s registration statement on Form N-2 (File No. 333-187207) filed on March 12, 2013.
(5)	Incorporated by reference to Registrant’s current report on Form 8-K (File No. 814-00809) filed on June 4, 2013.
(6)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 1 (File No. 333-188280) filed on June 11, 2013.
(7)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-188280) filed on June 19, 2013.
(8)	Incorporated by reference to Registrant’s annual report on form 10-K (File No. 814-00809) filed on September 13, 2013.
(9)	Incorporated by reference to Registrant’s current report on Form 8-K (Item 5.03) (File No. 814-00809) filed on November 7, 2013.
(10)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q (File No. 814-00809) filed on November 7, 2013.
(11)	Incorporated by reference to Registrant’s current report on Form 8-K (Items 1.01, 2.03 and 9.01) (File No. 814-00809) filed on November 7, 2013.
(12)	Incorporated by reference to Registrant’s current report on Form 8-K (Items 1.10, 2.03 and 9.01)(File no. 814-00809) filed on September 15, 2014.
(13)	Incorporated by reference to Registrant’s registration statement on Form N-2 (File no. 333-198737) filed on September 15, 2014.
(14)	Incorporated by reference to Registrant’s current report on Form 8-K (Items 4.01, and 9.01) (File No. 814-00809) filed on October 2, 2014.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL CIRCLE CAPITAL CORPORATION
Date: February 9, 2015	/s/ Gregg J. Felton Gregg J. Felton, Chief Executive Officer and President (Principal Executive Officer)
Date: February 9, 2015	/s/ Michael J. Sell Michael J. Sell, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)