Form 10-Q
period 2015-03-31
Full Circle Capital Corp
filed 2015-05-11
CIK 1490013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED March 31, 2015

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of May 11, 2015 was 23,235,430.

FULL CIRCLE CAPITAL CORPORATION

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

		March 31, 2015	June 30, 2014
		Unaudited
Assets
Control Investments at Fair Value (Cost of $19,288,955 and $20,253,149, respectively)	(NOTE 9)	$8,746,959	$17,539,057
Affiliate Investments at Fair Value (Cost of $24,237,661 and $20,177,115, respectively)	(NOTE 9)	17,258,161	14,588,417
Non-Control/Non-Affiliate Investments at Fair Value (Cost of $97,774,155 and $123,605,311, respectively)	(NOTE 9)	94,976,588	118,063,285
Total Investments at Fair Value (Cost of $141,300,771 and $164,035,575, respectively)		120,981,708	150,190,759
Cash		2,187,047	—
Deposit with Broker		—	2,525,000
Interest Receivable		1,595,553	1,016,726
Principal Receivable		102,800	207,233
Due from Affiliates		349,623	4,273
Due from Portfolio Investments		151,911	135,288
Stock Subscriptions Receivable		39,220,724	—
Prepaid Expenses		135,703	57,470
Other Assets		1,320,968	750,326
Deferred Offering Expenses		189,324	—
Deferred Debt Issuance Costs	(NOTE 8)	872,948	947,937
Deferred Credit Facility Fees	(NOTE 8)	339,753	449,350
Total Assets		167,448,062	156,284,362
Liabilities
Due to Affiliates	(NOTE 5)	983,634	891,966
Bank Overdraft		—	821,316
Accrued Liabilities		50,001	184,857
Due to Broker		—	25,000,221
Payable for Investments Acquired		—	24,900,172
Distributions Payable		800,585	766,683
Interest Payable		91,524	45,254
Other Liabilities		655,766	1,076,800
Accrued Offering Expenses		1,201,303	35,828
Line of Credit	(NOTE 8)	27,207,560	8,435,463
Notes Payable 8.25% due June 30, 2020	(NOTE 8)	33,809,749	21,145,525
Total Liabilities		64,800,122	83,304,085
Commitments and contingencies	(NOTE 13)	—	—
Net Assets		$102,647,940	$72,980,277
Components of Net Assets
Common Stock, par value $0.01 per share (100,000,000 authorized; 11,949,034 and 11,443,034 issued and outstanding, respectively; 11,205,921 and 0 subscribed, respectively)		$119,490	$114,430
Paid-in Capital in Excess of Par		133,657,741	92,103,666
Distributions in Excess of Net Investment Income		(1,163,168)	(131,251)
Accumulated Net Realized Losses		(9,647,060)	(5,261,752)
Accumulated Net Unrealized Losses		(20,319,063)	(13,844,816)
Net Assets		$102,647,940	$72,980,277
Net Asset Value Per Share		$4.43	$6.38

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended March 31,		Nine Months Ended March 31,
		2015	2014	2015	2014
Investment Income
Interest Income from Non-Control/Non-Affiliate Investments		$3,310,605	$1,308,432	$9,486,149	$4,839,103
Interest Income from Affiliate Investments		629,108	673,896	1,835,289	1,984,549
Interest Income from Control Investments		317,431	510,038	1,280,177	1,452,149
Dividend Income from Control Investments		—	80,293	—	114,704
Other Income from Non-Control/Non-Affiliate Investments		38,256	603,190	573,587	1,966,552
Other Income from Affiliate Investments		625	3,275	94,667	12,156
Other Income from Control Investments		12,500	12,500	37,500	37,500
Total Investment Income		4,308,525	3,191,624	13,307,369	10,406,713
Operating Expenses
Management Fee		545,564	364,352	1,699,451	1,156,099
Incentive Fee		419,559	351,594	1,335,651	1,141,230
Total Advisory Fees	(NOTE 5)	965,123	715,946	3,035,102	2,297,329
Allocation of Overhead Expenses		53,511	43,604	127,028	142,315
Sub-Administration Fees		65,195	50,000	194,999	150,000
Officers’ Compensation		75,913	75,529	227,739	226,396
Total Costs Incurred Under Administration Agreement	(NOTE 5)	194,619	169,133	549,766	518,711
Directors’ Fees		49,750	26,125	138,446	86,375
Interest Expenses	(NOTE 8)	1,119,639	623,091	3,299,116	2,062,570
Professional Services Expense		149,698	112,629	509,292	467,110
Bank Fees		8,910	9,941	30,099	45,409
Other		142,326	128,380	402,720	379,015
Total Gross Operating Expenses		2,630,065	1,785,245	7,964,541	5,856,519
Expense Reimbursement	(NOTE 5)	(299,476)	—	(830,523)	—
Total Net Operating Expenses		2,330,589	1,785,245	7,134,018	5,856,519
Net Investment Income		1,977,936	1,406,379	6,173,351	4,550,194
Net Change in Unrealized Gain (Loss) on Investments		3,165,547	1,751,729	(6,474,247)	(3,698,474)
Net Realized Gain (Loss) on:
Non-Control/Non-Affiliate Investments		(3,458,023)	224,320	(4,186,132)	(946,449)
Affiliate Investments		44,461	—	44,461	—
Control Investments		(71,953)	—	(242,389)	—
Foreign Currency Transactions		—	(906)	(1,248)	(838)
Net Realized Gain (Loss)		(3,485,515)	223,414	(4,385,308)	(947,287)
Net Increase (Decrease) in Net Assets Resulting from Operations		$1,657,968	$3,381,522	$(4,686,204)	$(95,567)
Earnings (Loss) per Common Share Basic and Diluted	(NOTE 4)	$0.14	$0.36	$(0.39)	$(0.01)
Net Investment Income per Common Share Basic and Diluted		$0.17	$0.15	$0.52	$0.56
Weighted Average Shares of Common Stock Outstanding Basic		11,949,034	9,419,350	11,925,027	8,177,036
Weighted Average Shares of Common Stock Outstanding Diluted		11,990,011	9,419,350	11,925,027	8,177,036

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	Nine Months Ended March 31, 2015	Nine Months Ended March 31, 2014
Increase (Decrease) in Net Assets Resulting from Operations:
Net Investment Income	$6,173,351	$4,550,194
Net Change in Unrealized Gain (Loss) on Investments	(6,474,247)	(3,698,474)
Net Realized Gain (Loss) on:
Investments	(4,384,060)	(946,449)
Foreign Currency Transactions	(1,248)	(838)
Net Realized Gain (Loss)	(4,385,308)	(947,287)
Net Increase (Decrease) in Net Assets Resulting from Operations	(4,686,204)	(95,567)
Dividends from Net Investment Income	(6,173,351)	(4,550,194)
Distributions from Other Sources(1)	(1,031,917)	(890,869)
Net Decrease in Net Assets Resulting from Distributions	(7,205,268)	(5,441,063)
Capital Share Transactions:
Issuance of Common Stock	42,965,123	18,412,399
Less Offering Costs and Underwriting Fees	(1,405,988)	(818,783)
Net Increase in Net Assets Resulting from Capital Share Transactions	41,559,135	17,593,616
Total Increase (Decrease) in Net Assets	29,667,663	12,056,986
Net Assets at Beginning of Period	72,980,277	60,644,039
Net Assets at End of Period	$102,647,940	$72,701,025
Capital Share Activity:
Shares Issued	506,000	2,522,300
Shares Subscribed	11,205,921	—
Shares Outstanding at Beginning of Period	11,443,034	7,569,382
Shares Outstanding and Subscribed at End of Period	23,154,955	10,091,682

(1)	To the extent our taxable earnings fall below the total amount of our distributions for a fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders. Such amounts are determined at the end of each fiscal year.

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended March 31, 2015	Nine Months Ended March 31, 2014
Cash Flows from Operating Activities:
Net Increase (Decrease) in Net Assets Resulting from Operations	$(4,686,204)	$(95,567)
Adjustments to Reconcile Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Purchases of Investments	(89,325,596)	(121,370,307)
Increase in investments due to PIK	(302,030)	(21,526)
Proceeds from Sale or Refinancing of Investments	108,972,116	105,129,987
Net Realized (Gain) Loss on:
Investments	4,384,060	946,449
Foreign Currency Transactions	1,248	838
Net Change in Unrealized (Gain) Loss on Investments	6,474,247	3,698,474
Amortization and Accretion of Fixed Income Premiums and Discounts	(994,995)	(332,615)
Amortization and Accretion of Deferred Debt Issuance Premiums and Costs	95,379	118,653
Amortization of Deferred Credit Facility Fees	202,719	208,028
Change in Operating Assets and Liabilities
Deposit with Broker	2,525,000	(1,050,000)
Interest Receivable	(578,827)	124,376
Principal Receivable	104,433	(315,952)
Distributions Receivable		(43,588)
Due from Affiliates	(345,350)	(1,332)
Due from Portfolio Investment	(16,623)	(32,307)
Prepaid Expenses	(78,233)	(46,261)
Other Assets	(570,642)	736,563
Due to Affiliates	91,668	8,526
Accrued Liabilities	(134,856)	18,795
Due to Broker	(25,000,221)	10,000,073
Payable for Investments Acquired	(24,900,172)	5,940,000
Interest Payable	46,270	(103,152)
Other Liabilities	(421,034)	(149,112)
Net Cash Provided by (Used in) Operating Activities	(24,457,643)	3,369,043
Cash Flows from Financing Activities:
Bank Overdraft	(821,316)	—
Borrowings Under Credit Facility	164,454,636	95,980,120
Payments Under Credit Facility	(145,682,539)	(121,564,267)
Distributions Paid to Shareholders	(7,171,366)	(5,347,762)
Deferred Credit Facility Fees	(93,122)	(171,732)
Deferred Debt Issuance Costs	(43,665)	(19,102)
Payment of Offering Expenses and Underwriting Fees	(429,837)	(720,949)
Payment of Distribution Notes	—	(3,404,583)
Proceeds from Notes Payable	12,687,500	2,299,704
Proceeds from Issuance of Common Stock	3,744,399	18,412,399
Net Cash Provided by (Used in) Financing Activities	26,644,690	(14,536,172)
Total Increase (Decrease) in Cash	2,187,047	(11,167,129)
Cash Balance at Beginning of Period	—	18,029,115
Cash Balance at End of Period	$2,187,047	$6,861,986
Supplemental Disclosure of Non-Cash Operating Activities:
Exercise of Advanced Cannabis Solutions, Inc. warrant into common stock	$433,929	$—
Supplemental Disclosures of Non-Cash Financing Activities:
Distributions Declared, Not Yet Paid	$800,585	$676,143
Accrued Offering Expenses	$1,201,303	$11,000
Stock Subscriptions Receivable	$39,220,724	$—
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$2,954,748	$1,839,041

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)
March 31, 2015

Description(1)	Industry	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Control Investments(3)
New Media West, LLC	Cable TV/ Broadband Services	Senior Secured Term Loan, 9.00%, 12/31/2017(11)	$3,811,681	$3,811,681	$2,104,938	2.05%
		Limited Liability Company Interestsˆ,(5)	720	3,600,000	—	0.00%
New Media West, LLC Total				7,411,681	2,104,938	2.05%
Takoda Resources Inc.*	Geophysical Surveying and Mapping Services	Senior Secured Term Loan, 16.00%, 4/1/2016(10)	$3,146,100	3,146,100	576,680	0.56%
		Common Stockˆ,(6)	749	—	—	0.00%
Takoda Resources Inc. Total				3,146,100	576,680	0.56%
Texas Westchester Financial, LLC	Consumer Financing	Limited Liability Company Interestsˆ	9,278	491,713	177,500	0.17%
The Finance Company, LLC	Consumer Financing	Senior Secured Term Loan, 15.00% (one month LIBOR plus 14.25%, 15.00% floor), 9/30/2015	$4,679,731	4,660,512	4,692,834	4.58%
		Limited Liability Company Interestsˆ	50	140,414	749,313	0.73%
The Finance Company, LLC Total				4,800,926	5,442,147	5.31%
TransAmerican Asset Servicing Group, LLC	Asset Recovery Services	Senior Secured Revolving Loan, 12.00%, 7/25/2016(10)	$3,469,735	3,438,535	445,694	0.43%
		Limited Liability Company Interestsˆ,(7)	75	—	—	0.00%
TransAmerican Asset Servicing Group, LLC Total				3,438,535	445,694	0.43%
Total Control Investments				19,288,955	8,746,959	8.52%
Affiliate Investments(4)
Advanced Cannabis Solutions, Inc.	Non-Residential Property Owner	Common Stock	641,189	421,393	1,570,913	1.53%
		Warrant for 185,000 shares (at a $4.00 strike price), expires 1/21/2017ˆ,(12)	1	66,071	—	0.00%
Advanced Cannabis Solutions, Inc. Total				487,464	1,570,913	1.53%
Modular Process Control, LLC	Energy Efficiency Services	Senior Secured Revolving Loan, 14.50% (one month LIBOR plus 13.50%, 14.50% floor), 3/28/2017	$1,184,598	1,179,603	1,067,994	1.04%
		Senior Secured Term Loan, 15.50% (one month LIBOR plus 14.50%, 15.50% floor), 3/28/2017	$4,900,000	4,725,342	2,424,030	2.36%
		Senior Secured Term Loan – Tranche 2, 18.00% (one month LIBOR plus 17.00%, 18.00% floor), 3/28/2017**	$910,610	910,610	191,349	0.19%
		Warrant for 14.50% of the outstanding Class B LLC Interests (at a $0.01 strike price), expires 3/28/2023ˆ	1	288,000	—	0.00%
Modular Process Control, LLC Total				7,103,555	3,683,373	3.59%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) (Continued)
March 31, 2015

Description(1)	Industry	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Affiliate Investments (continued)
ProGrade Ammo Group, LLC	Munitions	Senior Secured Revolving Loan, 9.19% (one month LIBOR plus 9.00%, 9.19% floor), 3/30/2016(10)	$1,719,736	$1,719,736	$1,719,736	1.68%
		Senior Secured Term Loan, 16.19% (one month LIBOR plus 16.00%, 16.19% floor), 3/30/2016(10)	$4,843,750	4,843,750	1,023,485	1.00%
		Warrants for 19.9% of the outstanding LLC interests (at a $10.00 strike price), expire 8/2/2018ˆ	181,240	176,770	—	0.00%
ProGrade Ammo Group, LLC Total				6,740,256	2,743,221	2.68%
SOLEX Fine Foods, LLC; Catsmo, LLC	Food Distributors & Wholesalers	Senior Secured Term Loan, 12.32% (one month LIBOR plus 12.14%), 12/28/2016	$3,861,696	3,808,320	3,794,889	3.70%
		Limited Liability Company Interestsˆ,(8)	1	290,284	—	0.00%
		Warrants for 1.6% of the outstanding LLC interests (strike price $0.01), expire 12/31/2022ˆ,(8)	1	58,055	—	0.00%
SOLEX Fine Foods, LLC; Catsmo, LLC Total				4,156,659	3,794,889	3.70%
US Oilfield Company, LLC	Oil and Gas Field Services	Senior Secured Revolving Loan, 12.68% (one month LIBOR plus 12.50%), 8/13/2017	$333,197	333,197	333,197	0.32%
		Senior Secured Term Loan A, 12.68% (one month LIBOR plus 12.50%), 8/13/2017	$875,000	867,087	836,617	0.82%
		Senior Secured Term Loan B, 12.68% (one month LIBOR plus 12.50%), 8/13/2017	$4,156,250	4,118,943	4,057,054	3.95%
		Warrant for 7.625% of the outstanding LLC interests (strike price $0.01), expires 8/13/2024ˆ	1	—	—	0.00%
US Oilfield Company, LLC Total				5,319,227	5,226,868	5.09%
West World Media, LLC	Information and Data Services	Limited Liability Company Interestsˆ,(9)	85,210	430,500	238,897	0.23%
Total Affiliate Investments				24,237,661	17,258,161	16.82%
Other Investments
Ads Direct Media, Inc.	Internet Advertising	Senior Secured Term Loan, 13.50% (one month LIBOR plus 13.00%, 13.50% floor) 10/9/2017	$2,612,500	2,590,440	2,605,881	2.54%
		Warrant for 3.25% of outstanding LLC interests (strike price $0.01) expires 10/9/2024ˆ	1	—	—	0.00%
Ads Direct Media, Inc. Total				2,590,440	2,605,881	2.54%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) (Continued)
March 31, 2015

Description(1)	Industry	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Other Investments (continued)
Attention Transit Advertising Systems, LLC	Outdoor Advertising Services	Senior Secured Term Loan, 11.50%, 9/30/2016	$1,973,382	$1,973,382	$2,045,015	1.99%
Background Images, Inc.	Equipment Rental Services	Senior Secured Term Loan – Term A, 14.68% (one month LIBOR plus 14.50%), 7/31/2015	$143,371	143,371	157,350	0.15%
		Senior Secured Term Loan – Term B, 16.43% (one month LIBOR plus 16.25%), 7/31/2015	$524,129	524,129	532,044	0.52%
Background Images, Inc. Total				667,500	689,394	0.67%
Bioventus, LLC	Specialty Pharmaceuticals	Subordinated Secured Term Loan, 11.00% (one month LIBOR plus 10.00%, 11.00% floor), 4/10/2020	$6,000,000	5,942,306	5,898,200	5.75%
Butler Burgher Group, LLC	Real Estate Management Services	Senior Secured Revolving Loan, 13.50% (one month LIBOR plus 13.25%, 13.50% floor), 6/30/2017	$750,000	744,659	749,250	0.73%
		Senior Secured Term Loan, 13.50% (one month LIBOR plus 13.25%, 13.50% floor), 6/30/2017	$7,499,264	7,445,773	7,525,012	7.33%
Butler Burgher Group, LLC Total				8,190,432	8,274,262	8.06%
Davidzon Radio, Inc.	Radio Broadcasting	Senior Secured Term Loan, 11.00% (one month LIBOR plus 10.00%, 11.00% floor), 3/31/2020	$11,474,473	9,403,164	9,551,734	9.31%
GK Holdings Inc.	IT and Business Skill Training	Subordinated Secured Term Loan, 10.50% (one month LIBOR plus 9.50%, 10.50% floor), 1/30/2022	$2,000,000	1,960,259	1,960,259	1.91%
Good Technology Corporation	Mobile Device Management	Senior Secured Note, 5.00%, 10/1/2017	$10,000,000	8,033,488	8,928,000	8.70%
		Warrants for 203.252 shares (at a $4.92 strike price), expire 9/30/2018ˆ	10,000	2,289,400	2,289,400	2.23%
Good Technology Corporation Total				10,322,888	11,217,400	10.93%
GW Power, LLC and Greenwood Fuels WI, LLC	Electric Services	Senior Secured Term Loan, 12.18% (one month LIBOR plus 12.00%, 12.16% floor), 3/31/2016	$5,320,388	5,292,623	5,306,555	5.17%
Infinite Aegis Group, LLC	Healthcare Billing and Collections	Warrant for 2.0% of the outstanding LLC interests (at a $0.01 strike price), expires 8/1/2023ˆ	1	107,349	15,845	0.02%
JN Medical Corporation	Biological Products	Senior Secured Term Loan, 11.25%, (one month LIBOR plus 11.00%, 11.25% floor, 12.00% cap), 6/30/2016	$3,500,000	3,477,136	3,466,400	3.38%
Luling Lodging, LLC	Real Estate – Hotel	Senior Secured Term Loan, 12.25% (one month LIBOR plus 12.00%, 12.25% floor), 12/17/2017	$4,500,000	4,460,047	4,465,800	4.35%
Medinet Investments, LLC	Medical Liability Claims Factoring	Senior Secured Revolving Loan, 13.50%, (one month LIBOR plus 13.00%, 13.50% floor), 7/23/2017	$388,313	376,771	348,317	0.34%
OPS Acquisitions Limited and Ocean Protection Services Limited*	Maritime Security Services	Senior Secured Term Loan, 12.50%, (one month LIBOR plus 12.00%, 12.50% floor), 3/4/2017	$6,212,500	6,168,878	6,293,884	6.13%
PEAKS Trust 2009-1*	Consumer Financing	Senior Secured Term Loan, 7.50%, (one month LIBOR plus 5.50%, 7.50% floor), 1/27/2020	$3,901,082	3,308,874	2,945,317	2.87%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) (Continued)
March 31, 2015

Description(1)	Industry	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Other Investments (continued)
PR Wireless, Inc.	Wireless Communications	Senior Secured Term Loan, 10.00%, (one month LIBOR plus 9.00%, 10.00% floor), 6/27/2020	$8,436,250	$7,638,136	$7,526,260	7.33%
		Warrant for 101 shares (at a $0.01 strike price), expires 6/27/2024ˆ	1	634,145	284,396	0.28%
PR Wireless, Inc. Total				8,272,281	7,810,656	7.61%
Pristine Environments, Inc.	Building Cleaning and Maintenance Services	Senior Secured Revolving Loan, 11.70% (one month LIBOR plus 11.50%, 11.70% floor), 3/31/2017	$5,848,204	5,848,205	5,979,789	5.83%
		Senior Secured Term Loan A, 12.70% (one month LIBOR plus 12.50%, 12.70% floor), 3/31/2017	$1,628,938	1,623,101	1,671,398	1.63%
		Senior Secured Term Loan B, 12.70% (one month LIBOR plus 12.50%, 12.70% floor), 3/31/2017	$3,087,500	3,032,962	3,166,849	3.09%
Pristine Environments, Inc. Total				10,504,268	10,818,036	10.55%
SiTV, LLC	Television Programming	Senior Secured Note, 10.375%, 7/1/2019	$7,000,000	7,043,660	6,282,500	6.12%
The Selling Source, LLC	Information and Data Services	Senior Secured Term Loan, 15.00%, 12/31/2017**	$3,784,725	3,767,520	2,671,133	2.60%
US Shale Solutions, Inc.	Oil and Gas Field Services	Senior Secured Note, 12.50%, 9/1/2017	$4,000,000	3,944,313	2,309,960	2.25%
		Warrants for 2.78 shares (at a $0.01 strike price), expire 9/1/2024	4,000	64	40	0.00%
US Shale Solutions, Inc. Total				3,944,377	2,310,000	2.25%
Total Other Investments				97,774,155	94,976,588	92.53%
Total Investments				$141,300,771	$120,981,708	117.86%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) (Continued)
March 31, 2015

The following tables show the fair value of our portfolio of investments by geography and industry as of March 31, 2015.

	March 31, 2015
Geography	Investment at Fair Value (in millions)	Percentage of Net Assets
United States	$114.1	111.17%
United Kingdom	6.3	6.13
Canada	0.6	0.56
Total	$121.0	117.86%

	March 31, 2015
Industry	Investment at Fair Value (in millions)	Percentage of Net Assets
Mobile Device Management	$11.2	10.93%
Building Cleaning and Maintenance Services	10.8	10.54
Radio Broadcasting	9.6	9.31
Consumer Financing	8.6	8.34
Real Estate Management Services	8.3	8.06
Wireless Communications	7.8	7.61
Oil and Gas Field Services	7.5	7.34
Maritime Security Services	6.3	6.13
Television Programming	6.3	6.12
Specialty Pharmaceuticals	5.9	5.75
Electric Services	5.3	5.17
Real Estate – Hotel	4.5	4.35
Food Distributors and Wholesalers	3.8	3.70
Energy Efficiency Services	3.7	3.59
Biological Products	3.5	3.38
Information and Data Services	2.9	2.83
Munitions	2.7	2.67
Internet Advertising	2.6	2.54
CableTV/Broadband Services	2.1	2.05
Outdoor Advertising Services	2.0	1.99
IT and Business Skill Training	2.0	1.91
Non-Residential Property Owner	1.6	1.53
Equipment Rental Services	0.7	0.67
Geophysical Surveying and Mapping Services	0.6	0.56
Asset Recovery Services	0.4	0.43
Medical Liability Claims Factoring	0.3	0.34
Healthcare Billing and Collections	0.0	0.02
Total	$121.0	117.86%

(1)	The Company’s investments are acquired in private transactions exempt from registration under the Securities Act of 1933, therefore are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act of 1933.

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) (Continued)
March 31, 2015

(2)	A majority of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to LIBOR (“London Interbank Offered Rate”) or the U.S. prime rate, and which is reset daily, monthly, quarterly or semi-annually. For each debt investment, the Company has provided the interest rate in effect as of March 31, 2015. If no reference to LIBOR or the U.S. prime rate is made, the rate is fixed. A floor is the minimum rate that will be applied in calculating an interest rate. A cap is the maximum rate that will be applied in calculating an interest rate.
(3)	“Control Investments” are investments in those companies that are “Control Investments” of the Company, as defined in the Investment Company Act of 1940. A company is deemed to be a “Control Investment” of Full Circle Capital Corporation if Full Circle Capital Corporation owns more than 25% of the voting securities of such company.
(4)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the Investment Company Act of 1940, which are not “Control Investments.” A company is deemed to be an “Affiliate” of Full Circle Capital Corporation if Full Circle Capital Corporation owns 5% or more, but less than 25%, of the voting securities of such company.
(5)	Full Circle Capital Corporation’s equity investment in New Media West, LLC is held through its wholly owned subsidiary FC New Media, Inc. The company has written a warrant on 360 of the Company’s 720 limited liability company interests in New Media West, LLC, which has a strike price of $3,250,000, which increases over time to $3,500,000. This warrant expires on December 18, 2019. See Note 10.
(6)	Full Circle Capital Corporation’s equity investment in Takoda Resources Inc. is held through its wholly owned subsidiary FC Takoda Holdings, LLC.
(7)	Full Circle Capital Corporation’s equity investment in TransAmerican Asset Servicing Group, LLC is held through its wholly owned subsidiary TransAmerican Asset Servicing Group, Inc.
(8)	Full Circle Capital Corporation’s equity investments in SOLEX Fine Foods, LLC; Catsmo, LLC are held through its wholly owned subsidiary FC New Specialty Foods, Inc.
(9)	A portion of Full Circle Capital Corporation’s investment in West World Media, LLC is held through its wholly owned subsidiary Full Circle West, Inc. The remainder of the LLC interests are held directly by Full Circle Capital Corporation.
(10)	Investments were on non-accrual status as of March 31, 2015.
(11)	Investment was placed on non-accrual status as of April 10, 2015.
(12)	Full Circle Capital Corporation’s warrant agreement contains a blocker provision whereby Full Circle Capital Corporation is limited to holding less than 5% of the shares then outstanding subsequent to any exercise under the warrant agreement.
*	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
**	Security pays all or a portion of its interest in kind.
ˆ	Security is a non-income producing security.

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2014

Description(1)	Industry	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Other Investments (continued)
RCS Capital Corp.*	Financial Services	Subordinated Secured Term Loan, 10.50%, (LIBOR plus 9.50%, 10.50% floor), 4/29/2021	$7,500,000	$7,628,939	$7,743,750	10.61%
SiTV, LLC****	Television Programming	Senior Secured Note, 10.375%, 7/1/2019	$7,000,000	7,050,000	7,175,000	9.83%
The Selling Source, LLC	Information and Data Services	Senior Secured Term Loan, 12.54%, 1/31/2017	$3,637,572	3,613,822	2,442,630	3.35%
US Path Labs, LLC	Healthcare Services	Senior Secured Term Loan, 14.00% (LIBOR plus 13.25%, 14.00% floor), 8/31/2014	$3,500,000	3,482,306	3,500,000	4.80%
VaultLogix, LLC	Information Retrieval Services	Warrants for Variable % Ownership, (at a $307.855 strike price), expire 1/14/2019ˆ	3,349	56,147	—	—%
United States Treasury		United States Treasury Bill** (0.11)%, 7/3/2014	$25,000,000	25,000,147	25,000,147	34.26%
Total Other Investments				123,605,311	118,063,285	161.78%
Total Investments				$164,035,575	$150,190,759	205.80%

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
March 31, 2015

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

The June 30, 2014 and March 31, 2014 Consolidated Financial Statements were reclassified in order to be consistent with the new format used for the March 31, 2015 Consolidated Financial Statements.

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
March 31, 2015

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
March 31, 2015

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
March 31, 2015

Note 2. Significant Accounting Policies  – (continued)

Valuation Techniques

Senior and Subordinated Secured Loans

The Company’s portfolio consists primarily of private debt instruments. Investments for which market quotations are readily available (“Level 2 Debt”) are generally valued using market quotations, which are generally obtained from an independent pricing service or broker-dealers. For other debt investments (“Level 3 Debt”), market quotations are not available and other techniques are used to determine fair value. The Company considers its Level 3 debt to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, the Board considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions, success and prepayment fees, and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as defined above, the Board may evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.

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

Common Stock

Publicly traded common stock in an active market (‘Level 1 common stock’) is valued based on unadjusted quoted prices in active markets for identical Level 1 common stock that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 common stock.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued expenses, approximate fair value due to their short-term nature. The carrying amounts and fair values of the Company’s long-term obligations are disclosed in Note 8.

Cash

The Company places its cash with Santander Bank, N.A. f/k/a Sovereign Bank. N.A. (“Santander Bank”), and at times, cash held in such accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company may invest a portion of its cash in money market funds, within the limitations of the 1940 Act.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2015

Note 2. Significant Accounting Policies  – (continued)

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

Structuring fees, excess deal deposits, prepayment fees and similar fees are recognized as Other Income as earned, usually when received. Other fee income, including administrative and unused line fees, is included in Other Income. Income from such sources was $51,381 and $618,965 for the three months ended March 31, 2015 and 2014, respectively, and $705,754 and $2,016,208 for the nine months ended March 31, 2015, and 2014, respectively.

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
March 31, 2015

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

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented. For the three and nine months ended March 31, 2015, and March 31 2014, respectively, basic and diluted earnings (loss) per share, were the same since there are no potentially dilutive securities outstanding.

Organizational Expenses and Offering Costs

The Company did not incur organizational expenses for the three or nine months ended March 31, 2015, and March 31, 2014. The Company complies with the requirements of ASC 340-10-S99-1, “Expenses of Offering”. Deferred offering costs consist principally of legal and audit costs incurred through the balance sheet date that are related to an offering of equity securities. Such costs are charged against the gross proceeds of the offering or will be charged to the Company’s operations if the offering is not completed. Offering expenses related to the Company’s July 14, 2014 and March 30, 2015 offerings were $1,405,988. Refer to Note 6.

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2015

Note 2. Significant Accounting Policies  – (continued)

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2015-03, Interest — Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires companies to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Public companies are required to apply ASU 2015-03 retrospectively for interim and annual reporting periods beginning after December 15, 2015.

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

Note 4. Earnings (Loss) per Common Share — Basic and Diluted

The following information sets forth the computation of basic and diluted earnings (loss) per common share for the three and nine months ended March 31, 2015, and March 31, 2014:

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Data(1):
Net Increase (Decrease) in Net Assets Resulting from Operations	$1,657,968	$3,381,522	$(4,686,204)	$(95,567)
Weighted average shares outstanding for period basic	11,949,034	9,419,350	11,925,027	8,177,036
Weighted average shares outstanding for period diluted	11,990,011	9,419,350	11,925,027	8,177,036
Basic and diluted earnings (loss) per common share	$0.14	$0.36	$(0.39)	$(0.01)

(1)	Per share data based on weighted average shares outstanding.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2015

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

The total base management fees earned by the Adviser for the three and nine months ended March 31, 2015, were $545,564 and $1,699,451, respectively. The total base management fee payable to the Adviser as of March 31, 2015 was $545,564, after reflecting payment of $1,629,482, for the nine months ended March 31, 2015, and is included in the Consolidated Statements of Assets and Liabilities in Due to Affiliates. The total base management fees earned by the Adviser for the three and nine months ended March 31, 2014, were $364,352 and $1,156,099, respectively.

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
March 31, 2015

Note 5. Related Party Agreements and Transactions  – (continued)

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees with respect to each of the investments in our portfolio, provided that, the incentive fee determined as of December 31, 2010 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the inception of Full Circle Capital. There were no incentive fees earned on realized capital gains for the three and nine months ended March 31, 2015 and 2014.

Income incentive fees of $419,559 and $1,335,651 were earned by the Adviser for the three and nine months ended March 31, 2015, respectively, and the total income incentive fee payable to the Adviser as of March 31, 2015 was $419,559, after reflecting payment of $1,286,224 during the nine months ended March 31, 2015, and is included in the Consolidated Statements of Assets and Liabilities in Due to Affiliates. Income incentive fees of $351,594 and $1,141,230 were earned by the Adviser for the three and nine months ended March 31, 2014, respectively.

The Adviser has agreed to reimburse the Company for any operating expenses, excluding interest expenses, investment advisory and management fees, and offering expenses, in excess of 1.50% of our net assets, beginning with our fiscal quarter ending September 30, 2014 through the end of our fiscal year 2015. For our fiscal year 2016 and beyond, the Adviser has agreed to reimburse us for any operating expenses, excluding interest expenses, investment advisory and management fees, and offering expenses, in excess of 1.75% of our net assets. The expense reimbursements from the Adviser for the three and nine months ended March 31, 2015 were $299,476 and $830,523, respectively, and the total expense reimbursement receivable from the Adviser as of March 31, 2015 was $299,476, after reflecting payment of $531,047 during the nine months ended March 31, 2015 and is included in Due from Affiliates on the Consolidated Statement of Assets and Liabilities.

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2015

Note 5. Related Party Agreements and Transactions  – (continued)

For the periods commencing on April 1, 2015 and ending on June 30, 2015, and commencing on July 1, 2015 and ending on June 30, 2016, Full Circle Advisors has agreed to waive the portion of the base management fees and incentive fees that Full Circle Advisors would otherwise be entitled to receive pursuant to our Investment Advisory Agreement to the extent required in order for Full Circle Capital to earn net investment income sufficient to support the distribution payment on the shares of our common stock outstanding on the relevant record date for each monthly distribution as then declared by our board of directors. The determination of the amount to be waived will be finalized as of the end of the fiscal year for each period, with such amounts being accrued on a quarterly basis. Net investment income is defined as net income before net realized gains (losses) and unrealized appreciation (depreciation), in each case, as determined in accordance with GAAP. Full Circle Advisors will not be entitled to recoup any amount of base management fees that it waives pursuant to this agreement.

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
March 31, 2015

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

For the three and nine months ended March 31, 2015, the Company incurred $194,619 and $549,766, respectively, of expenses under the Administration Agreement, $65,195 and $194,999, respectively, of which were earned by the Sub-Administrator and $75,913 and $227,739, respectively, were paid for officers’ compensation. The remaining $53,511 and $127,028, respectively, were recorded as an Allocation of Overhead Expenses in the Consolidated Statements of Operations.

For the three and nine months ended March 31, 2014, the Company incurred $169,133 and $518,711, respectively, of expenses under the Administration Agreement, $50,000 and $150,000, respectively, of which were earned by the Sub-Administrator and $75,529, and $226,396, respectively, were paid for officers’ compensation. The remaining $43,604 and $142,315, respectively, was recorded as an Allocation of Overhead Expenses to the Administrator in the Consolidated Statement of Operations.

On June 4, 2014, we formed FC Capital Investment Partners (“FCCIP”), a multiple series private fund, for which we serve as the managing member and investment adviser. FCCIP was formed as a Delaware limited liability company and operates under a Limited Liability Company agreement dated June 13, 2014. FCCIP closed its first series on June 17, 2014, raising approximately $5.6 million in capital from investors. FCCIP closed its second series on September 25, 2014, raising approximately $10.0 million in capital from investors. We may co-invest in certain portfolio investments from time to time with one or more series issued by FCCIP where we determine that the aggregate available investment opportunity exceeds what we believe would be appropriate for us to acquire directly, subject to certain conditions. During the three and nine months ended March 31, 2015, Full Circle Capital Corporation recognized $19,108 and $48,597, respectively, in management fee income related to the services performed for FCCIP. Such amounts are included in Other Income on the Statements of Operations.

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. With regard to the Control Investments in Texas Westchester Financial, LLC, New Media West, LLC, TransAmerican Asset Servicing Group, LLC, Takoda Resources Inc., and The Finance Company, LLC, the Company has provided managerial assistance during the period for which no fees were charged. Our Chairman, John Stuart,

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2015

Note 5. Related Party Agreements and Transactions  – (continued)

currently serves as a director of The Finance Company, LLC, New Media West, LLC and Takoda Resources Inc. Lawrence Chua, a Senior Vice President of Full Circle Advisors, serves on the board of Takoda Resources Inc.

As of March 31, 2015, only one non-control investment, JN Medical Corporation, had accepted our offer for managerial services during the current fiscal year. No fees have been charged to JN Medical Corporation for such services.

Note 6. Equity Offerings, Related Expenses and Other Stock Issuances

Equity offerings are included in the Company’s capital accounts on the date that the Company assumes the obligation to issue the shares. For purposes of the calculation of Net Asset Value Per Share, the related shares are treated as outstanding on the same date that the equity offering is included in the Company’s capital accounts.

Offering expenses are generally charged against paid-in capital in excess of par. The proceeds raised, the related underwriting fees, the offering expenses, and the price at which common stock was issued, since inception, are detailed in the following table:

Issuances of Common Stock	Number of Shares Issued		Gross Proceeds Raised, Net Assets Acquired and Dividends Reinvested		Underwriting Fees		Offering Expenses	Gross Offering Price
April 16, 2010	100		$1,500		$—		$—	$15.00 per/share
August 31, 2010	4,191,415	(1)	$42,425,564		$—		$—	$10.13 per/share(2)
August 31, 2010	2,000,000		$18,000,000		$1,350,000		$1,052,067	$9.00 per/share
November 27, 2012	1,350,000		$10,665,000		$533,250		$153,330	$7.90 per/share
January 14, 2014	1,892,300	(3)	$13,492,099		$539,684		$261,994	$7.13 per/share
February 27, 2014	630,000		$4,920,300		$—	(4)	$47,236	$7.81 per/share
June 19, 2014	1,351,352		$10,000,005		$—	(4)	$44,826	$7.40 per/share
July 14, 2014	506,000		$3,744,400		$—	(4)	$37,775	$7.40 per/share
March 30, 2015	11,205,921		$39,220,723	(6)	$952,214	(5)	$415,999	$3.50 per/share

(1)	Includes 403,662 shares that were issued on September 30, 2010 upon the expiration of the overallotment option granted to the underwriters in connection with our initial public offering. Such shares were deemed to be outstanding at August 31, 2010.
(2)	Based on weighted average price assigned to shares.
(3)	Includes 242,300 overallotment shares that were granted to the underwriters in connection with our January 14, 2014 follow-on offering. The underwriters exercised their option to purchase additional shares on January 27, 2014. Such shares were deemed to be outstanding at January 14, 2014.
(4)	This was a registered offering placed directly with investors.
(5)	Shares were issued pursuant to a rights offering. The dealer manager received $952,214 for services provided in connection with the rights offering.
(6)	The gross proceeds of $39,220,723 related to the rights offering were receivable as of March 31, 2015 and were received subsequent to quarter end on April 6, 2015.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2015

Note 7. Financial Highlights

	Three months ended March 31, 2015		Three months ended March 31, 2014
	(Unaudited)		(Unaudited)
Per Share Data(1):
Net asset value at beginning of period	$5.48		$7.09
Accretion (dilution) from offering(s)(3)	(0.96)		0.00
Offering costs	(0.06)		(0.03)
Net investment income	0.17		0.15
Net change in unrealized gain (loss)	0.29		0.18
Net realized gain (loss)	(0.29)		0.02
Dividends from net investment income	(0.17)		(0.15)
Return of capital	(0.03)		(0.06)
Net asset value at end of period	$4.43		$7.20
Per share market value at end of period	$3.52		$7.78
Total return based on market value	(17.98	)%(5)	13.34	%(5)
Total return based on net asset value	(14.86	)%(5)	4.15	%(5)
Shares outstanding at end of period	23,154,955		10,091,682
Weighted average shares outstanding for period	11,990,011		9,419,350
Ratio/Supplemental Data:
Net assets at end of period	$102,647,940		$72,701,025
Average net assets	$65,373,483		$66,426,646
Annualized ratio of gross operating expenses to average net assets(6)	16.32%		10.90%
Annualized ratio of net operating expenses to average net assets(6)	14.46%		10.90%
Annualized ratio of net investment income to average net assets(6)	12.27%		8.59%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets(6)	1.53%		2.72%
Portfolio Turnover(7)	20%		25%

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2015

Note 7. Financial Highlights  – (continued)

	Nine months ended March 31, 2015		Nine months ended March 31, 2014
	(Unaudited)		(Unaudited)
Per Share Data(1):
Net asset value at beginning of period	$6.38		$8.01
Accretion (dilution) from offering(s)(3)	(0.92)		0.00
Offering costs	(0.06)		(0.03)
Net investment income	0.52		0.56
Net change in unrealized gain (loss)	(0.52)		(0.53)
Net realized gain (loss)	(0.37)		(0.14)
Dividends from net investment income	(0.52)		(0.56)
Return of capital	(0.08)		(0.11)
Net asset value at end of period	$4.43		$7.20
Per share market value at end of period	$3.52		$7.78
Total return based on market value	(49.04	)%(5)	8.27	%(5)
Total return based on net asset value	(21.49	)%(5)	(2.11	)%(5)
Shares outstanding at end of period	23,154,955		10,091,682
Weighted average shares outstanding for period	11,925,027		8,177,036
Ratio/Supplemental Data:
Net assets at end of period	$102,647,940		$72,701,025
Average net assets	$70,335,605		$61,217,476
Annualized ratio of gross operating expenses to average net assets(6)	15.08%		12.74%
Annualized ratio of net operating expenses to average net assets(6)	13.51%		12.74%
Annualized ratio of net investment income to average net assets(6)	11.69%		9.90%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets(6)	1.51%		3.26%
Portfolio Turnover(7)	67%		80%

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2015

Note 7. Financial Highlights  – (continued)

	Year Ended June 30, 2014		Year Ended June 30, 2013		Year Ended June 30, 2012		For the period from August 31, 2010 (commencement of operations) to June 30, 2011
Per Share Data(1)(2):
Net asset value at beginning of period	$8.01		$8.59		$9.08		$9.40
Accretion (dilution) from offering(s)(3)	0.03		(0.18)		—		—
Offering costs	(0.04)		(0.02)		—		(0.04)
Net investment income (loss)	0.71		0.77		0.78		0.70
Net change in unrealized gain (loss)	(1.36)		0.37		(0.32)		(0.29)
Net realized gain (loss)	(0.11)		(0.60)		(0.03)		0.06
Dividends from net investment income	(0.69)		(0.78)		(0.80)		(0.75)
Return of capital	(0.17)		(0.14)		(0.12)		—
Net asset value at end of period	$6.38		$8.01		$8.59		$9.08
Per share market value at end of period	$7.81		$7.83		$7.65		$7.90
Total return based on market value	11.51	%(5)	15.12	%(5)	8.71	%(5)	(4.03	)%(4)
Total return based on net asset value	(11.00	)%(5)	4.94	%(5)	6.20	%(5)	5.62	%(4)
Shares outstanding at end of period	11,443,034		7,569,382		6,219,382		6,219,382
Weighted average shares outstanding for period	8,698,814		7,018,286		6,219,382		6,206,824
Ratio/Supplemental Data:
Net assets at end of period	$72,980,277		$60,644,039		$53,442,785		$56,474,006
Average net assets	$64,360,541		$57,842,601		$55,531,518		$57,455,987
Annualized ratio of gross operating expenses to average net assets(6)	12.11%		11.52%		9.56%		8.49%
Annualized ratio of net operating expenses to average net assets(6)	12.11%		11.52%		8.99%		7.34%
Annualized ratio of net investment income (loss) to average net assets(6)	9.37%		9.30%		8.70%		9.29%
Annualized ratio of net operating expenses excluding management fees, incentive fees, and interest expense to average net assets(6)	3.04%		3.53%		3.15%		2.00%
Portfolio Turnover(7)	88%		73%		58%		54%

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Financial highlights for the period from April 16, 2010 (inception) through June 30, 2010 are not presented as the Company’s operations were limited to organization and offering activities only.
(3)	Accretion and dilution from offering(s) is based on the net change in net asset value from each follow-on offering.
(4)	Total return based on market value is based on the change in market price per share assuming an investment at the initial public offering price of $9.00 per share and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2015

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

Note 8. Long Term Liabilities

Line of Credit

On June 3, 2013, the Company entered into a credit facility (the “Credit Facility”) with Santander Bank. The facility size was originally $32.5 million and replaced the Company’s First Capital Credit Facility. The Credit Facility was subsequently increased to $45.0 million on November 5, 2013. On September 12, 2014, the Company entered into an amendment to our Credit Facility with Santander Bank, N.A. to increase the size of the facility from $45.0 million to $60.0 million and to provide additional criteria for eligibility of loans under the borrowing base under the credit facility. The Company has not exercised its option to expand the facility as of March 31, 2015.

The Credit Facility matures on June 3, 2016 and bears interest based on a tiered rate structure, depending upon utilization, ranging from LIBOR (one month, two month or three month, depending on the Company’s option) plus 3.25% to 4.00% per annum, or from Santander Bank’s prime rate plus 1.25% to 2.00% per annum, based on the Company’s election. As of March 31, 2015, one month LIBOR, two month LIBOR, and three month LIBOR respectively were: 0.18%, 0.22%, and 0.27%. As of March 31, 2015, the Prime Rate was 3.25%. In addition, a fee of 0.50% to 1.00% per annum, depending on utilization, is charged on unused amounts under the Credit Facility. The Credit Facility is secured by all of the Company’s assets. Under the Credit Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, reporting requirements and other customary requirements, including a minimum balance sheet leverage ratio, for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature.

The fees and expenses associated with opening and expanding the Credit Facility are being amortized over the term of the Credit Facility in accordance with ASC 470 — Debt. As of March 31, 2015, of the total $763,984 fees and expenses incurred, $339,753 remains to be amortized and is reflected as Deferred Credit Facility Fees on the Consolidated Statement of Assets and Liabilities.

At March 31, 2015 and June 30, 2014, the Company had outstanding borrowings of $27,207,560 and $8,435,463, respectively, under the Credit Facility, which amounts are included as Line of Credit in the Consolidated Statements of Assets and Liabilities.

Distribution Notes

On August 31, 2010, the Company entered into multiple senior unsecured notes (the “Distribution Notes”). The Distribution Notes consisted of $3,404,583 in senior unsecured notes, which bore interest at a fixed rate of 8% per annum, payable quarterly in cash, and were scheduled to mature on February 28, 2014. The Distribution Notes were paid off at par plus accrued interest on July 3, 2013. At March 31, 2015 and June 30, 2014, the Company had no Distribution Notes outstanding.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2015

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

The offering expenses and underwriting commissions are being amortized over the term of the notes in accordance with ASC 470 — Debt. As of March 31, 2015, of the total $1,338,440 issuance costs incurred, $872,948 remains to be amortized and is reflected as Deferred Debt Issuance Costs in the Consolidated Statement of Assets and Liabilities. Additionally, $164,224 of the $187,500 premium related to the July 14, 2014 issuance remains unamortized and is included in Notes Payable in the Consolidated Statement of Assets and Liabilities.

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

The Indenture contains certain covenants, including covenants requiring compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. The Company may repurchase the Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Notes repurchased by the Company may, at the Company’s option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the Indenture. As of March 31, 2015, the Company had not repurchased any of the Notes in the open market.

At March 31, 2015 and June 30, 2014, the Company had a balance of $33,809,749 and $21,145,525 on the Notes, respectively, which is included in the Consolidated Statements of Assets and Liabilities.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2015

Note 8. Long Term Liabilities  – (continued)

The following shows a summary of the Long Term Liabilities as of March 31, 2015 and June 30, 2014:

As of March 31, 2015 (Unaudited)

Facility	Commitments	Borrowings Outstanding	Fair Value
Credit Facility(1)	$45,000,000	$27,207,560	$27,207,560
Notes	33,645,525	33,645,525	34,251,144
Total	$78,645,525	$60,853,085	$61,458,704

As of June 30, 2014

Facility	Commitments	Borrowings Outstanding	Fair Value
Credit Facility(1)	$45,000,000	$8,435,463	$8,435,463
Notes	21,145,525	21,145,525	22,304,300
Total	$66,145,525	$29,580,988	$30,739,763

(1)	On September 12, 2014, the Company entered into an amendment to our Credit Facility with Santander Bank, N.A. to increase the size of the facility from $45.0 million to $60.0 million and to provide additional criteria for eligibility of loans under the borrowing base under the credit facility. The Company has not exercised its option to expand the facility as of March 31, 2015.

As of March 31, 2015 and June 30, 2014, the carrying amount of the Company’s outstanding Credit Facility approximated fair value. The fair values of the Company’s Credit Facility and Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Notes is determined by utilizing market quotations from the measurement date.

Note 9. Fair Value Measurements

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of March 31, 2015 and June 30, 2014, respectively:

As of March 31, 2015 (Unaudited)

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$8,592,460	$107,062,944	$115,655,404
Limited Liability Company Interests, at fair value	—	—	1,165,710	1,165,710
Investments in Warrants, at fair value	—	40	2,589,641	2,589,681
Common Stock, at fair value	1,570,913	—	—	1,570,913
	$1,570,913	$8,592,500	$110,818,295	$120,981,708

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2015

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

During the nine months ended March 31, 2015, a portion of the Level 3 Advanced Cannabis Solutions, Inc. warrant was converted into Level 1 common stock. During the year ended June 30, 2014 and the nine months ended March 31, 2014, there were no transfers in or out of levels.

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

The tables below reflect the changes in Level 3 assets measured at fair value for the nine months ended March 31, 2015, the nine months ended March 31, 2014 and for the year ended June 30, 2014.

	Nine months ended March 31, 2015 (Unaudited)
	Beginning Balance July 1, 2014	Amortization & Accretion of Fixed Income Premiums & Discounts	Realized & Unrealized Gains (Losses)	Transfers out of Level 3(1)	Purchases	Sales & Settlements	Ending Balance March 31, 2015	Change in Unrealized Gains (Losses) for Investments still held at March 31, 2015
Assets
Senior and Subordinated Loans, at fair value	$111,079,608	$987,105	$(4,666,251)	$—	$83,405,820	$(83,743,338)	$107,062,944	$(5,774,009)
Limited Liability Company Interests, at fair value	3,875,583	—	(2,538,155)	—	—	(171,718)	1,165,710	(2,295,766)
Warrants, at fair value	3,060,421	—	(2,326,251)	(433,929)	2,289,400	—	2,589,641	(2,326,252)
	$118,015,612	$987,105	$(9,530,657)	$(433,929)	$85,695,220	$(83,915,056)	$110,818,295	$(10,396,027)

(1)	Represents the transfer of a portion of the Advanced Cannabis Solutions Inc., warrant out of Level 3 into Level 1 common stock upon conversion.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2015

Note 9. Fair Value Measurements  – (continued)

	Nine months ended March 31, 2014 (Unaudited)
	Beginning Balance July 1, 2013	Amortization & Accretion of Fixed Income Premiums & Discounts	Realized & Unrealized Gains (Losses)	Purchases	Sales & Settlements	Ending Balance March 31, 2014	Change in Unrealized Gains (Losses) for Investments still held at March 31, 2014
Assets
Senior and Subordinated Loans, at fair value	$81,195,958	$333,075	$(9,808,572)	$74,742,853	$(69,129,987)	$77,333,327	$(8,655,546)
Limited Liability Company Interests, at fair value	6,784,435	—	(954,196)	40,284	—	5,870,523	(954,195)
Warrants, at fair value	194,108	—	6,117,845	607,349	—	6,919,302	6,117,845
	$88,174,501	$333,075	$(4,644,923)	$75,390,486	$(69,129,987)	$90,123,152	$(3,491,896)

	Year ended June 30, 2014
	Beginning Balance July 1, 2013	Amortization & Accretion of Fixed Income Premiums & Discounts	Realized & Unrealized Gains (Losses)	Purchases	Sales & Settlements	Ending Balance June 30, 2014	Change in Unrealized Gains (Losses) for Investments still held at June 30, 2014
Assets
Senior and Subordinated Loans, at fair value	$81,195,958	$466,767	$(12,452,898)	$124,171,284	$(82,301,503)	$111,079,608	$(12,199,647)
Limited Liability Company Interests, at fair value	6,784,435	—	(2,949,136)	40,284	—	3,875,583	(2,949,136)
Warrants, at fair value	194,108	—	1,624,819	1,241,494	—	3,060,421	1,624,819
	$88,174,501	$466,767	$(13,777,215)	$125,453,062	$(82,301,503)	$118,015,612	$(13,523,964)

Realized and unrealized gains and losses are included in net realized gain (loss) on investments and net change in unrealized gain (loss) on investments in the Consolidated Statement of Operations. The change in unrealized losses for Level 3 investments still held at March 31, 2015 of $10,396,027 is included in net change in unrealized gain (loss) on investments in the Consolidated Statement of Operations for the nine months ended March 31, 2015.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2015

Note 9. Fair Value Measurements  – (continued)

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2015:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)
Senior and Subordinated Loans	$100,988,773	Discounted cash flows (income approach)	Discount Rate	8.45% – 55.00% (16.44%)
	1,960,259	Precedent Transactions	Transaction Value	N/A
	4,113,912	Liquidation Value	Asset Value	N/A
Total Senior and Subordinated Loans	107,062,944
Limited Liability Interests and Warrants (Private Companies)	3,577,851	Market comparable companies (market approach)	EBITDA multiple	4.25x – 7.19x (5.54x)
	177,500	Liquidation Value	Asset Value	N/A
Total Limited Liability Interests and Warrants (Private Companies)	3,755,351
Warrant (Public Companies)	—	Option Pricing Model	Volatility	40% – 60%
Total Level 3 Investments	$110,818,295

(1)	The average values were determined using the weighted average of the fair value of the investments in each investment category.

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
March 31, 2015

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

The Company has written a warrant to sell within a limited time, a financial instrument at a contracted price based on differentials between specified prices. Written warrants may expose the Company to market risk of an unfavorable change in the financial instrument underlying the written warrant. The written warrant is on 360 of the Company’s 720 limited liability company interests in New Media West, LLC and has a strike price of $3,250,000, which increases over time to $3,500,000. This warrant expires on December 18, 2019. At March 31, 2015, the strike price is greater than the fair market value of the limited liability company interests of $0 and therefore has no value.

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2015

Note 11. Subsequent Events

As part of the rights offering, an institutional investor committed to purchase approximately 214,000 shares in open market transactions over a seven-day period following the expiration date of the rights offering. Subsequent to the seven-day period, on April 13, 2015, such investor acquired an additional 80,475 shares, fulfilling the remainder of and terminating its commitment, in a private placement at $3.50 per share directly from the Company.

Recent Portfolio Activity

On April 1, 2015, the Company purchased $3.2 million of $23.5 million in subordinated notes issued by GC Pivotal, LLC, a data connectivity service company. The notes bear interest at 11.00% and have a final maturity of December 31, 2020.

During the fourth fiscal quarter of 2015, the Company purchased an additional $5.0 million of $210 million senior secured notes to US Shale Solutions, Inc., an oil and gas field services company for approximately $2.5 million. The notes bear interest at 12.50% and have a final maturity of September 1, 2017.

On April 29, 2015, the Company purchased $8.0 million of $43.0 million in senior secured notes issued by Sundberg America, LLC et al, an appliance parts distributor. The notes bear interest at 9.5% and have a final maturity of April 29, 2020.

Distribution

On May 5, 2015, the Board of Directors declared the following monthly distributions:

Record Date	Payment Date	Per Share Amount
July 31, 2015	August 14, 2015	$0.035
August 31, 2015	September 15, 2015	$0.035
September 30, 2015	October 15, 2015	$0.035

Note 12. Supplemental Financial Data

Summarized Financial Information of Our Unconsolidated Subsidiaries

The Company holds a control interest, as defined by the 1940 Act, in four majority owned portfolio companies that are not consolidated in the Company’s consolidated financial statements. Below is a brief description of one portfolio company that is required to have supplemental disclosure incorporated in our financial statements in accordance with Regulation S-X section 4-08(g), along with summarized financial information as of February 28, 2015.

New Media West, LLC

New Media West, LLC provides digital satellite television, high speed internet, voice over IP and other information and communication services, primarily to residents living in the Southwest United States. New Media West derives revenue through the sale of subscription services to owners and residents of MDUs under long-term right of entry agreements. The loss the Company generated from New Media West, LLC, which includes all interest and unrealized depreciation, was $0.7 million and $0.4 million for the two months ended February 28, 2015 and the three months ended March 31, 2014, respectively, and $2.2 million and $0.9 million for the eight months ended February 28, 2015 and the nine months ended March 31, 2014, respectively.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2015

Note 12. Supplemental Financial Data  – (continued)

The summarized financial information of our unconsolidated subsidiary was as follows (dollars in thousands):

	As of
Balance Sheet – New Media West, LLC	February 28, 2015	June 30, 2014
Current Assets	$774	$1,239
Noncurrent Assets	5,584	6,809
Total assets	$6,358	$8,048
Current liabilities	$1,380	$1,174
Noncurrent liabilities	4,009	4,365
Total liabilities	$5,389	$5,539
Total equity	$970	$2,509

Statements of Operations – New Media West, LLC	Two Months Ended February 28, 2015	Three Months Ended March 31, 2014	Eight Months Ended February 28, 2015	Nine Months Ended March 31, 2014
Net Sales	$562	$1,033	$2,330	$3,241
Cost of goods sold	(403)	(713)	(1,653)	(2,237)
Gross profit	$159	$320	$677	$1,185
Other expenses	$(563)	$(909)	$(2,279)	$(2,775)
Net loss	$(404)	$(589)	$(1,602)	$(1,591)

Note 13. Commitments and contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of March 31, 2015, we had approximately $0.8 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2015

Schedule 12-14

The table below represents the fair value of control and affiliate investments at June 30, 2014 and any amortization, purchases, sales and realized and net unrealized gain (loss) made to such investments as well as the ending fair value as of March 31, 2015.

Schedule of Investments in and Advances to Affiliates

Portfolio Company/Type of Investment	Par Amount/ Quantity	Amount of Interest or Dividends Credited in Income	Fair Value at June 30, 2014	Accretion/ Amortization	Purchases	Sales	Realized and Unrealized Gains/Losses	Fair Value at March 31, 2015
Control Investments
New Media West, LLC
Senior Debt/Limited Liability Company Interests	$3,811,681/720	$309,885	$5,666,679	$—	$—	$(1,015,030)	$(2,546,711)	$2,104,938
Takoda Resources Inc.
Senior Debt/Common Stock	$3,146,100/749	118,703	2,557,379	—	453,272	—	(2,433,971)	576,680
Texas Westchester Financial, LLC
Limited Liability Company Interests	9,278	—	540,037	—	—	(171,717)	(190,820)	177,500
The Finance Company, LLC
Senior Debt/Limited Liability Company Interests	$4,679,731/50	671,462	7,214,905	27,105	—	(483,816)	(1,316,047)	5,442,147
TransAmerican Asset Servicing Group, LLC
Senior Debt/Limited Liability Company Interests	$3,469,735/75	180,127	1,560,057	6,799	1,097,967	(636,385)	(1,582,744)	445,694
Total Control Investments		$1,280,177	$17,539,057	$33,904	$1,551,239	$(2,306,948)	$(8,070,293)	$8,746,959
Affiliate Investments
Advanced Cannabis Solutions, Inc.
Common Stock/Warrant	641,190	—	2,356,212	—	—	(56,997)	(728,302)	1,570,913
Modular Process Control, LLC
Senior Debt/Warrant	$6,995,208/1	904,415	3,971,110	80,316	1,852,624	(1,637,222)	(583,455)	3,683,373
ProGrade Ammo Group, LLC
Senior Debt/Warrants	$6,563,486/181,240	4,594	4,133,284	4,594	759,979	(2,289,543)	134,907	2,743,221
SOLEX Fine Foods, LLC; Catsmo, LLC
Senior Debt/Limited Liability Company Interests/Warrant	$3,861,696/1/1	385,431	3,888,914	21,410	110,000	(148,304)	(77,131)	3,794,889
US Oilfield Company, LLC
Senior Debt/Warrant	$5,364,447/1	540,849	—	33,531	15,923,018	(10,637,322)	(92,359)	5,226,868
West World Media, LLC
Limited Liability Company Interests	85,210	—	238,897	—	—	—	—	238,897
Total Affiliate Investments		$1,835,289	$14,588,417	$139,851	$18,645,621	$(14,769,388)	$(1,346,340)	$17,258,161

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2015

Schedule 12-14

The table below represents the fair value of control and affiliate investments at June 30, 2013 and any amortization, purchases, sales and realized and net unrealized gain (loss) made to such investments as well as the ending fair value as of June 30, 2014.

Schedule of Investments in and Advances to Affiliates

Portfolio Company/Type of Investment	Par Amount/ Quantity	Amount of Interest or Dividends Credited in Income	Fair Value at June 30, 2013	Accretion/ Amortization	Purchases	Sales	Realized and Unrealized Gains/Losses	Fair Value at June 30, 2014
Control Investments
New Media West, LLC
Senior Debt /Limited Liability Company Interests	$4,826,711/720	$456,828	$9,282,685	$—	$—	$(252,968)	$(3,363,038)	$5,666,679
Takoda Resources Inc.
Senior Debt/Common Stock	$2,692,828/749	349,777	1,469,063	—	1,223,765	—	(135,449)	2,557,379
Texas Westchester Financial, LLC
Limited Liability Company Interests	9,278	—	602,154	—	—	—	(62,117)	540,037
The Finance Company, LLC
Senior Debt /Limited Liability Company Interests	$5,163,547/50	902,132	6,303,101	32,018	500,000	—	379,786	7,214,905
TransAmerican Asset Servicing Group, LLC
Senior Debt /Limited Liability Company Interests	$3,008,154/75	369,077	1,458,437	2,636	3,494,196	(2,886,042)	(509,170)	1,560,057
Total Control Investments		$2,077,814	$19,115,440	$34,654	$5,217,961	$(3,139,010)	$(3,689,988)	$17,539,057
Affiliate Investments
Advanced Cannabis Solutions, Inc.
Warrant	1	—	—	—	500,000	—	1,856,212	2,356,212
Modular Process Control, LLC
Senior Debt/Warrant	$6,779,806/1	1,069,498	6,069,246	86,722	3,555,009	(2,775,204)	(2,964,663)	3,971,110
ProGrade Ammo Group, LLC
Senior Debt/Warrants	$8,093,150/181,240	1,120,904	6,211,824	75,019	10,648,661	(9,932,096)	(2,870,124)	4,133,284
SOLEX Fine Foods, LLC; Catsmo, LLC
Senior Debt /Limited Liability Company Interests/Warrant	$3,900,000/1/1	510,959	4,031,382	24,097	40,284	—	(206,849)	3,888,914
West World Media, LLC
Limited Liability Company Interests	85,210	—	235,451	—	—	—	3,446	238,897
Total Affiliate Investments		$2,701,361	$16,547,903	$185,838	$14,743,954	$(12,707,300)	$(4,181,978)	$14,588,417

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On June 4, 2014, we formed FC Capital Investment Partners (“FCCIP”), a multiple series private fund, for which we serve as the managing member and investment adviser. FCCIP was formed as a Delaware limited liability company and operates under a Limited Liability Company agreement dated June 13, 2014. FCCIP closed its first series on June 17, 2014, raising approximately $5.6 million in capital from investors. FCCIP closed its second series on September 25, 2014, raising approximately $10.0 million in capital from investors. We may co-invest in certain portfolio investments from time to time with one or more series issued by FCCIP where we determine that the aggregate available investment opportunity exceeds what we believe would be appropriate for us to acquire directly, subject to certain conditions. In addition, we expect to receive certain fees or other distributions from FCCIP in connection with the services we provide to each series it may issue. Such fees may include management fees, incentive fees and administration fees and could be offset by expense caps or waivers in the future. During the three and nine months ended March 31, 2015, we recognized $19,108 and $48,597, respectively, in management fee income related to the services performed for FCCIP.

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

Our non-transferable rights offering to our stockholders of record as of 5:00 p.m., New York City time, on March 6, 2015 expired at 5:00 p.m., New York City time, on March 30, 2015. The rights entitled holders of rights to subscribe for an aggregate of up to 11,949,034 shares of our common stock. Record date stockholders received one right for each share of common stock owned on the record date. The rights entitled the holder to purchase one new share of common stock for every one right held and record date stockholders who fully exercised their rights were entitled to subscribe, subject to certain limitations and pro-rata allocation, for additional shares that remain unsubscribed as a result of any unexercised rights. The subscription price per share was $3.50. The net proceeds from this rights offering, after deducting the fee payable to the dealer managers and offering expenses, were approximately $37.9 million, which we received on April 6, 2015. In connection with this rights offering, the dealer manager received a fee for its financial advisory, marketing and soliciting services equal to a maximum of 4.0% of the subscription price per share for each share issued pursuant to the exercise of rights, including pursuant to the over-subscription privilege. We incurred offering expenses, including the dealer manager fee, of $1,368,213 in connection with this rights offering.

Upon completion of the rights offering, for the periods commencing on April 1, 2015 and ending on June 30, 2015 and commencing on July 1, 2015 and ending on June 30, 2016, Full Circle Advisors has agreed to waive the portion of the base management fees and incentive fees that Full Circle Advisors would otherwise be entitled to receive pursuant to our Investment Advisory Agreement to the extent required in order for Full Circle Capital to earn net investment income sufficient to support the distribution payment on the shares of our common stock outstanding on the relevant record date for each monthly distribution as then declared by our board of directors. The determination of the amount to be waived will be finalized as of the end of the fiscal year for each period, with such amounts being accrued on a quarterly basis. Net investment income is defined as net income before net realized gains (losses) and unrealized appreciation (depreciation), in each case, as determined in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Full Circle Advisors will not be entitled to recoup any amount of base management fees that it waives pursuant to this agreement. There can be no assurance that Full Circle Advisors will extend the waiver beyond June 30, 2016.

As part of the rights offering, an institutional investor committed to purchase approximately 214,000 shares in open market transactions over a seven-day period following the expiration date of the rights offering. Subsequent to the seven-day period, on April 13, 2015, such investor acquired 80,475 shares, the remainder of its initial commitment of approximately 214,000 shares, in a private placement at $3.50 per share directly from the Company.

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

Common Stock

Publicly traded common stock in an active market (‘Level 1 common stock’) is valued based on unadjusted quoted prices in active markets for identical Level 1 common stock that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 common stock.

Fair Value

The Company’s assets measured at fair value on a recurring basis subject to the requirements of ASC Topic 820 at March 31, 2015 and June 30, 2014, were as follows:

As of March 31, 2015 (Unaudited)

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$8,592,460	$107,062,944	$115,655,404
Limited Liability Company Interests, at fair value	—	—	1,165,710	1,165,710
Investments in Warrants, at fair value	—	40	2,589,641	2,589,681
Common Stock, at fair value	1,570,913	—	—	1,570,913
	$1,570,913	$8,592,500	$110,818,295	$120,981,708

As of June 30, 2014

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$7,175,000	$111,079,608	$118,254,608
Limited Liability Company Interests, at fair value	—	—	3,875,583	3,875,583
Investments in Warrants, at fair value	—	—	3,060,421	3,060,421
U.S. Treasury Securities, at fair value(1)	25,000,147	—	—	25,000,147
	$25,000,147	$7,175,000	$118,015,612	$150,190,759

(1)	U.S. Treasury Securities were purchased and temporarily held in connection with compliance with RIC diversification requirements under Subchapter M of the Code.

During the nine months ended March 31, 2015, a portion of the Level 3 Advanced Cannabis Solutions, Inc. warrant was converted into Level 1 common stock. During the year ended June 30, 2014, there were no transfers in or out of levels.

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

Management Fee and Incentive Fee Waiver

For the periods commencing on April 1, 2015 and ending on June 30, 2015 and commencing on July 1, 2015 and ending on June 30, 2016, Full Circle Advisors has agreed to waive the portion of the base management fees and incentive fees that Full Circle Advisors would otherwise be entitled to receive pursuant to our Investment Advisory Agreement to the extent required in order for Full Circle Capital to earn net investment income sufficient to support the distribution payment on the shares of our common stock outstanding on the relevant record date for each monthly distribution as then declared by our board of directors. The determination of the amount to be waived will be finalized as of the end of the fiscal year for each period, with such amounts being accrued on a quarterly basis. Net investment income is defined as net income before net realized gains (losses) and unrealized appreciation (depreciation), in each case, as determined in accordance with GAAP. Full Circle Advisors will not be entitled to recoup any amount of base management fees that it waives pursuant to this agreement. There can be no assurance that Full Circle Advisors will extend the waiver beyond June 30, 2016.

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

Time Period	Acquisitions(1) (dollars in millions)	Dispositions(2) (dollars in millions)		Weighted Average Interest Rate of Portfolio at End of Period(3)
Legacy Portfolio Acquisition (August 31, 2010)	$72.3	$	N/A	12.10%
August 31, 2010 through September 30, 2010	0.4		1.4	12.16%
October 1, 2010 through December 31, 2010	3.7		10.1	12.09%
January 1, 2011 through March 31, 2011	4.0		19.9	12.39%
April 1, 2011 through June 30, 2011	9.6		1.2	12.68%
Fiscal 2011	90.0		32.6
July 1, 2011 through September 30, 2011	27.7		15.9	12.89%
October 1, 2011 through December 31, 2011	5.9		9.4	13.04%
January 1, 2012 through March 31, 2012	6.7		5.7	12.98%
April 1, 2012 through June 30, 2012	15.0		7.1	12.93%
Fiscal 2012	55.3		38.1
July 1, 2012 through September 30, 2012	11.4		8.1	12.84%
October 1, 2012 through December 31, 2012	29.1		25.1	12.55%
January 1, 2013 through March 31, 2013	22.4		12.1	12.69%
April 1, 2013 through June 30, 2013	12.2		12.8	12.90%
Fiscal 2013	75.1		58.1
July 1, 2013 through September 30, 2013	20.0		10.1	12.81%
October 1, 2013 through December 31, 2013	22.4		38.1	12.48%
January 1, 2014 through March 31, 2014	33.0		20.9	11.41%
April 1, 2014 through June 30, 2014	57.1		13.2	11.27%
Fiscal 2014	132.5		82.3
July 1, 2014 through September 30, 2014	36.5		28.7	10.53%
October 1, 2014 through December 31, 2014	28.7		23.2	10.23%
January 1, 2015 through March 31, 2015	24.4		32.1	10.53%
Fiscal 2015 to date	89.6		84.0
Since inception	$442.5		$295.1	N/A

(1)	Includes new deals, additional fundings, refinancings (inclusive of those on revolving credit facilities) and payment in kind “PIK” interest.
(2)	Includes scheduled principal payments, prepayments, sales and repayments (inclusive of those on revolving credit facilities).
(3)	For transactions in the secondary market, the interest rate used for the weighted average interest rate reflects the effective yield on the loan at the purchase price. Weighted average is based upon the stated coupon rate and face value of outstanding debt securities at the measurement date. Debt securities on non-accrual status are included in the calculation and are treated as having 0.00% as their applicable interest rate for purposes of this calculation.

Portfolio Activity for the Nine Months ended March 31, 2015

The primary investment activities for the nine months ended March 31, 2015 were fundings and repayments under the revolving credit facilities and the funding of the following loan facilities:

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

On January 21, 2015, the Company partially exercised its warrant issued by Advanced Cannabis Solutions, Inc. in a cashless exercise in exchange for 660,263 shares of Advanced Cannabis Solutions, Inc. The cashless exercise reduced the amount of common shares underlying the remaining warrant by 1,215,000, leaving the Company with a warrant to purchase 185,000 shares in Advanced Cannabis Solutions, Inc. with a strike price of $4.00 per share.

On January 30, 2015, the Company funded $2.0 million of a $50.0 million second lien term loan with GK Holdings, Inc, an IT and business skill training company.

On March 10, 2015, the senior secured credit facilities with Infinite Aegis Group, LLC, a healthcare billing and collections company, were paid off at par plus accrued interest and fees for total proceeds of $4,565,950.

On March 31, 2015, the revolving loans to Blackstrap Broadcasting, LLC were terminated as part of a restructuring with Davidzon Radio, Inc., who purchased Blackstrap Broadcasting, LLC’s assets. Additionally, the second lien secured credit facility to Blackstrap Broadcasting, LLC was written off.

During the quarter ended March 31, 2015, the senior secured term loan with PEAKS Trust 2009-1 was partially prepaid at par plus accrued interest for total proceeds of $750,993.

The following is a reconciliation of the investment portfolio for the nine months ended March 31, 2015, and for the year ended June 30, 2014:

	Nine Months Ended March 31, 2015 (Unaudited)	Year Ended June 30, 2014
Beginning Investment Portfolio	$150,190,759	$88,174,501
Portfolio Investments Acquired(1)	89,627,625	132,503,963
Treasury Purchases(2)	—	71,000,730
Amortization and Accretion of Fixed Income Premiums and Discounts	994,995	466,184
Portfolio Investments Repaid	(83,972,116)	(82,301,503)
Sales and Maturities of Treasury Securities(2)	(25,000,000)	(46,000,000)
Net Unrealized Appreciation (Depreciation)	(6,474,247)	(12,704,614)
Net Realized Losses	(4,385,308)	(948,502)
Ending Investment Portfolio	$120,981,708	$150,190,759

(1)	Includes PIK interest.
(2)	U.S. Treasury Securities were purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

During the nine months ended March 31, 2015, we recorded net unrealized appreciation (depreciation) of ($6,474,247). This consisted of ($3,057,872) of net unrealized depreciation on debt investments and ($3,416,375) of net unrealized depreciation on equity investments.

Portfolio Classifications

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2015 and June 30, 2014, excluding United States Treasury Bills. At March 31, 2015, we did not hold United States Treasury Bills. At June 30, 2014, we held approximately $25.0 million in United States Treasury Bills.

	March 31, 2015 (Unaudited)		June 30, 2014
	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio
Senior Secured Loans	$107.8	89.1%	$110.5	88.3%
Subordinated Secured Loans	7.9	6.5	7.7	6.2
Warrants	2.5	2.1	3.1	2.4
Limited Liability Company Interests	1.2	1.0	3.9	3.1
Common Stock	1.6	1.3	—	—
Total	$121.0	100.0%	$125.2	100.0%

At March 31, 2015, the 27 borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 66% (i.e., each $66 of loan value outstanding is secured by $100 of collateral value). At June 30, 2014, the 26 borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 60% (i.e., each $60 of loan value outstanding is secured by $100 of collateral value).

The following table shows the fair value of our portfolio of investments by industry, as of March 31, 2015 and June 30, 2014, excluding United States Treasury Bills. At March 31, 2015, we did not hold United States Treasury Bills. At June 30, 2014, we held approximately $25.0 million in United States Treasury Bills.

	March 31, 2015 (Unaudited)		June 30, 2014
	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio
Mobile Device Management	$11.2	9.3%	$—	—%
Building Cleaning and Maintenance Services	10.8	8.9	7.9	6.3
Radio Broadcasting	9.6	7.9	2.5	2.0
Consumer Financing	8.6	7.1	16.5	13.2
Real Estate Management Services	8.3	6.7	8.7	6.9
Wireless Communications	7.8	6.5	8.3	6.7
Oil and Gas Field Services	7.5	6.2	4.8	3.9
Maritime Security Services	6.3	5.2	7.1	5.7
Television Programming	6.3	5.2	7.2	5.7
Specialty Pharmaceutical	5.9	4.9	—	—
Electric Services	5.3	4.4	5.9	4.8
Real Estate – Hotel	4.5	3.7	—	—
Food Distributors and Wholesalers	3.8	3.1	3.9	3.1
Energy Efficiency Services	3.7	3.0	4.0	3.2
Biological Products	3.5	2.9	3.5	2.8
Information and Data Services	2.9	2.4	2.7	2.1
Munitions	2.7	2.3	4.1	3.3
Internet Advertising	2.6	2.2	—	—
Cable TV/Broadband Services	2.1	1.7	6.1	4.9
Outdoor Advertising Services	2.0	1.7	2.2	1.7
IT and Business Skill Training	2.0	1.6	—	—
Non-Residential Property Owner	$1.6	1.3%	$2.4	1.9%

	March 31, 2015 (Unaudited)		June 30, 2014
	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio
Equipment Rental Services	0.7	0.6	1.8	1.4
Geophysical Surveying and Mapping Services	0.6	0.5	2.6	2.0
Asset Recovery Services	0.4	0.4	1.6	1.2
Medical Liability Claims Factoring	0.3	0.3	—	—
Healthcare Billing and Collections	0.0	0.0	5.4	4.4
Industrial Molded Products	—	—	3.0	2.4
Stationery, Tablets, and Related Products	—	—	1.8	1.4
Healthcare Services	—	—	3.5	2.8
Financial Services	—	—	7.7	6.2
Total	$121.0	100.0%	$125.2	100.0%

Portfolio Grading

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of March 31, 2015, our portfolio had a weighted average grade of 3.13, based upon the fair value of the debt investments in the portfolio. Equity securities are not graded. This was an increase of 0.06 from the weighted average grade of 3.07 at June 30, 2014.

At March 31, 2015, our debt investment portfolio was graded as follows:

	March 31, 2015 (Unaudited)
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$—	—%
2	The portfolio company is performing above expectations and the risk profile is generally favorable.	—	—%
3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	103,559,818	85.60%
4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable.	9,701,410	8.02%
5	The investment is performing well below expectations and is not anticipated to be repaid in full.	2,394,176	1.98%
		$115,655,404	95.60%

At June 30, 2014, our debt investment portfolio was graded as follows:

	June 30, 2014
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$1,794,764	1.43%
2	The portfolio company is performing above expectations and the risk profile is generally favorable.	—	—%
3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	105,809,233	84.52%
4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable.	9,314,861	7.44%
5	The investment is performing well below expectations and is not anticipated to be repaid in full.	1,335,750	1.07%
		$118,254,608	94.46%

We expect that a portion of our investments will be in grades 4 or 5 from time to time, and, as such, we will be required to work with portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 4 or 5 may fluctuate from period to period.

Results of Operations

Comparison of the three months ended March 31, 2015 and 2014

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Total	Per Share(1)	Total	Per Share(1)
Total Investment Income	$4,308,525	$0.36	$3,191,624	$0.34
Interest Income(2)	4,257,144	0.36	2,492,366	0.26
Dividend Income	—	—	80,293	0.01
Other Income	51,381	0.00	618,965	0.07
Net Operating Expenses	2,330,589	0.19	1,785,245	0.19
Management Fee	545,564	0.05	364,352	0.04
Incentive Fee	419,559	0.03	351,594	0.04
Total Advisory Fees	965,123	0.08	715,946	0.08
Administrative Fees	194,619	0.02	169,133	0.02
Director’s Fees	49,750	0.00	26,125	0.00
Interest Expenses	1,119,639	0.09	623,091	0.07
Professional Services Expense	149,698	0.01	112,629	0.01
Bank Fees	8,910	0.00	9,941	0.00
Other	142,326	0.01	128,380	0.01
Expense Reimbursement	(299,476)	(0.02)	—	—
Net Investment Income	1,977,936	0.17	1,406,379	0.15
Net Change in Unrealized Gain (Loss)	3,165,547	0.29	1,751,729	0.19
Net Realized Gain (Loss)	$(3,485,515)	$(0.29)	$223,414	$0.02

(1)	The basic per share figures noted above are based on a weighted average of 11,990,011 and 9,419,350 shares outstanding for the three months ended March 31, 2015 and March 31, 2014, respectively, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our audited financial statements.
(2)	Interest income includes PIK interest of $99,796 and $21,526 for the three months ended March 31, 2015 and March 31, 2014, respectively.

Total Investment Income

Total investment income includes interest and dividend income on our investments and other income, which is typically comprised of fee income. Fee income typically consists of administrative fees, prepayment fees, structuring fees and unused line fees.

Total investment income increased from $3,191,624 for the three months ended March 31, 2014 to $4,308,525 for the three months ended March 31, 2015. The increase in investment income was predominantly due to increased interest income. The increase in interest income for the three months ended March 31, 2015 relative to the three months ended March 31, 2014 is primarily due to a larger average investment portfolio. This increase was offset by a decline in other income, due to elevated other income for the three months ended March 31, 2014 from success and prepayment fees received as a result of the payoff of Global Energy Efficiency Holdings, Inc.

Total investment income increased on a per share basis, as interest income increased from $0.26 per share to $0.36 per share. Other income per share decreased from $0.07 per share for the three months ended March 31, 2014 to $0.00 per share for the three months ended March 31, 2015. Per share figures noted above reflect an increase in the weighted average shares outstanding from 9,419,350 to 11,990,011 for the three months ended March 31, 2014 and March 31, 2015, respectively; this increase in share count decreased the per share impact of increased interest income.

Expenses

Net operating expenses increased from $1,785,245 for the three months ended March 31, 2014 to $2,330,589 for the three months ended March 31, 2015. The increase in net operating expenses is primarily due to increased interest expense and, to a lesser extent, increased management and incentive fees. Interest expense increased due to the expansion of our credit facility and the issuance of additional Notes (as defined below). These additional borrowings enabled us to fund portfolio growth, thereby increasing management fees as a result of a larger average investment portfolio, and increasing incentive fees due to greater pre-incentive fee net investment income. The increase in net operating expenses was partially offset by the expense reimbursement provided by our investment adviser. Refer to Note 5 of our consolidated financial statements for our expense reimbursement policy.

Net operating expenses per share were $0.19 per share for the three months ended both March 31, 2015 and March 31, 2014. This is due to an increase in interest expense per share from $0.07 for the three months ended March 31, 2014 to $0.09 for the three months ended March 31, 2015, which was offset by a decline due to the Adviser’s reimbursement to the Company of operating expenses exceeding 1.50% (excluding interest expense, management and incentive fees and offering expenses) for the three months ended March 31, 2015.

Net Investment Income

Net investment income increased from $1,406,379 for the three months ended March 31, 2014, to $1,977,936 for the three months ended March 31, 2015. The increase in net investment income for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily due to greater interest income from a larger average investment portfolio. Net investment income also increased due to our investment adviser’s reimbursement of certain operating expenses of $299,476 during the three months ended March 31, 2015 as compared to no reimbursed expenses for the quarter ended March 31, 2014. The increase in interest income was partially offset by greater interest expense from additional borrowings and greater management and incentive fees resulting from a larger portfolio and greater pre-incentive fee net investment income during the period.

Net investment income per share increased from $0.15 per share for the three months ended March 31, 2014 to $0.17 per share for the three months ended March 31, 2015. Per share figures noted above reflect an increase in the weighted average shares outstanding from 9,419,350 to 11,990,011 for the three months ended March 31, 2014 and March 31, 2015, respectively; this increase in share count decreased the per share impact of increased net investment income.

Realized Gain (Loss) on Investments

Realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs.

During the three months ended March 31, 2015, we recorded net realized losses of $3,485,515, primarily in connection with the write off of the second lien investment in Blackstrap Broadcasting, LLC, which resulted in a realized loss of $3,500,000.

During the three months ended March 31, 2014, we recorded a net realized gain of $223,414 primarily in connection with a partial prepayment of PEAKS Trust 2009-1.

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

Net change in unrealized appreciation (depreciation) of investments was $3,165,547 for the three months ended March 31, 2015 compared to $1,751,729 for the three months ended March 31, 2014. The following table summarizes the significant changes in unrealized appreciation (depreciation) of the Company’s investment portfolio for the three months ended March 31, 2015 by portfolio company.

Portfolio Company	Change in Unrealized Appreciation (Depreciation)	March 31, 2015 (Unaudited)			December 31, 2014 (Unaudited)
		Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)
Blackstrap Broadcasting, LLC	$3,323,222	$—	$—	$—	$12,763,462	$9,440,240	$(3,323,222)
Advanced Cannabis Solutions, Inc.	1,583,449	487,464	1,570,913	1,083,449	500,000	—	(500,000)
Good Technology Corp.	878,535	10,322,888	11,217,400	894,512	10,164,090	10,180,067	15,977
US Shale Solutions, Inc.	(855,399)	3,944,377	2,310,000	(1,634,377)	3,938,978	3,160,000	(778,978)
New Media West, LLC	(752,203)	7,411,681	2,104,938	(5,306,743)	8,173,743	3,619,203	(4,554,540)
Other(1)	(1,012,057)	119,134,361	103,778,457	(15,355,904)	116,404,115	102,060,268	(14,343,847)
Totals	$3,165,547	$141,300,771	$120,981,708	$(20,319,063)	$151,944,388	$128,459,778	$(23,484,610)

(1)	Other represents all remaining investments, including U.S. Treasury Bills (if any).

Comparison of the nine months ended March 31, 2015 and 2014

	Nine Months Ended March 31, 2015		Nine Months Ended March 31, 2014
	Total	Per Share(1)	Total	Per Share(1)
Total Investment Income	$13,307,369	$1.12	$10,406,713	$1.27
Interest Income(2)	12,601,615	1.06	8,275,801	1.01
Dividend Income	—	—	114,704	0.01
Other Income	705,754	0.06	2,016,208	0.25
Net Operating Expenses	7,134,018	0.60	5,856,519	0.71
Management Fee	1,699,451	0.14	1,156,099	0.14
Incentive Fee	1,335,651	0.11	1,141,230	0.13
Total Advisory Fees	3,035,102	0.25	2,297,329	0.27
Administrative Fees	549,766	0.05	518,711	0.06
Director’s Fees	138,446	0.01	86,375	0.01
Interest Expenses	3,299,116	0.28	2,062,570	0.25
Professional Services Expense	509,292	0.04	467,110	0.06
Bank Fees	30,099	0.00	45,409	0.01
Other	402,720	0.04	379,015	0.05
Expense Reimbursement	(830,523)	(0.07)	—	—
Net Investment Income	6,173,351	0.52	4,550,194	0.56
Net Change in Unrealized Gain (Loss)	(6,474,247)	(0.52)	(3,698,474)	(0.45)
Net Realized Gain (Loss)	$(4,385,308)	$(0.37)	$(947,287)	$(0.12)

(1)	The basic per share figures noted above are based on a weighted average of 11,925,027 and 8,177,036 shares outstanding for the nine months ended March 31, 2015 and March 31, 2014, respectively, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our audited financial statements.
(2)	Interest income includes PIK interest of $302,030 and $21,526 for the nine months ended March 31, 2015 and March 31, 2014, respectively.

Total Investment Income

Total investment income includes interest and dividend income on our investments and other income, which is typically comprised of fee income. Fee income typically consists of administrative fees, prepayment fees, structuring fees and unused line fees.

Total investment income increased from $10,406,713 for the nine months ended March 31, 2014 to $13,307,369 for the nine months ended March 31, 2015. The increase in investment income was predominantly due to increased interest income. The increase in interest income for the nine months ended March 31, 2015 relative to the nine months ended March 31, 2014 is primarily due to a larger average investment portfolio. This increase was offset by a decline in other income, primarily due to elevated other income for the nine months ended March 31, 2014 from success and prepayment fees received as a result of the payoffs of iMedX Inc and Global Energy Efficiency Holdings, Inc. Dividend income for the nine months ended March 31, 2015 decreased as compared with the dividend income for the nine months ended March 31, 2014, reflecting no current period distributions related to the Company’s investment in The Finance Company, LLC.

Total investment income decreased on a per shares basis, as other income per share decreased from $0.25 per share for the nine months ended March 31, 2014 to $0.06 per share for the nine months ended March 31, 2015. Interest income per share was higher for the nine months ended March 31, 2015 as compared to the nine months ended March 31, 2014, increasing from $1.01 per share to $1.06 per share. Per share figures noted above reflect an increase in the weighted average shares outstanding from 8,177,036 to 11,925,027 for the nine months ended March 31, 2014 and March 31, 2015, respectively; this increase in share count decreased the per share impact of increased total investment income.

Expenses

Net operating expenses increased from $5,856,519 for the nine months ended March 31, 2014 to $7,134,018 for the nine months ended March 31, 2015. The increase in net operating expenses is primarily due to increased interest expense and to a lesser extent to increased management and incentive fees. Interest expense increased due to the expansion of our credit facility and the issuance of additional Notes (as defined below). These additional borrowings enabled us to fund portfolio growth, thereby increasing management fees as a result of a larger average investment portfolio, and increasing incentive fees due to greater pre-incentive fee net investment income. This increase was partially offset by the expense reimbursement provided by our investment adviser. Refer to Note 5 for our expense reimbursement policy.

Net operating expenses per share decreased from $0.71 per share for the nine months ended March 31, 2014 to $0.60 per share for the nine months ended March 31, 2015. This decrease was predominantly related to a $0.07 per share decline which resulted from the Adviser’s reimbursement to the Company of operating expenses exceeding 1.50% (excluding interest expense, management and incentive fees and offering expenses). Additionally, there was a decrease in total advisory fees per share from $0.27 for the nine months ended March 31, 2014 to $0.25 per share for the nine months ended March 31, 2015. Such decrease was the result of declining incentive fees as pre-incentive fee net investment income per share declined for the periods being compared. Per share figures noted above reflect an increase in the weighted average shares outstanding from 8,177,036 to 11,925,027 for the nine months ended March 31, 2014 and March 31, 2015, respectively; this increase in share count decreased the per share impact of changes in expenses.

Net Investment Income

Net investment income increased from $4,550,194 for the nine months ended March 31, 2014, to $6,173,351 for the nine months ended March 31, 2015. The increase in net investment income for the nine months ended March 31, 2015 as compared to the nine months ended March 31, 2014 was primarily due to greater interest income from a larger average investment portfolio. Net investment income also increased due to our investment adviser’s reimbursement of certain operating expenses of $830,523 during the nine months ended March 31, 2015 as compared to no expense reimbursement for the nine months ended March 31, 2014. The increase in net investment income was partially offset by greater interest expense from additional borrowings and greater management and incentive fees resulting from a larger portfolio and greater pre-incentive fee net investment income during the period, as well as a decrease in other income.

Net investment income per share decreased from $0.56 per share for the nine months ended March 31, 2014, to $0.52 per share for the nine months ended March 31, 2015. Per share figures noted above reflect an increase in the weighted average shares outstanding from 8,177,036 to 11,925,027 for the nine months ended March 31, 2014 and March 31, 2015, respectively; this increase in share count decreased the per share impact of increased net investment income.

Realized Gain (Loss) on Investments

Realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs.

During the nine months ended March 31, 2015, we recorded net realized losses of $4,385,308, primarily in connection with a loss from the write off of the second lien investment in Blackstrap Broadcasting, LLC and the final disposition of the investment in MDU Communications (USA) Inc., which resulted in realized losses of $3,500,000 and $1,701,496, respectively. These losses were partially offset by a gain on partial prepayments of PEAKS Trust 2009-1 of $1,034,292.

During the nine months ended March 31, 2014, we recorded net realized losses of $947,287 primarily in connection with the continued disposition of our investment in Ygnition Networks, Inc. and the partial disposition of our investment in MDU Communications Inc.

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

Net change in unrealized appreciation (depreciation) of investments was $(6,474,247) for the nine months ended March 31, 2015 compared to $(3,698,474) for the nine months ended March 31, 2014. The following table summarizes the significant changes in unrealized appreciation (depreciation) of the Company’s investment portfolio for the nine months ended March 31, 2015 by portfolio company.

Portfolio Company	Change in Unrealized Appreciation (Depreciation)	March 31, 2015 (Unaudited)			June 30, 2014
		Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)
Blackstrap Broadcasting, LLC	$4,128,706	$—	$—	$—	$6,595,547	$2,466,841	$(4,128,706)
New Media West, LLC	(2,546,711)	7,411,681	2,104,938	(5,306,743)	8,426,711	5,666,679	(2,760,032)
Takoda Resources Inc.	(2,433,971)	3,146,100	576,680	(2,569,420)	2,692,828	2,557,379	(135,449)
US Shale Solutions, Inc.	(1,634,377)	3,944,377	2,310,000	(1,634,377)	—	—	—
TransAmerican Asset Servicing Group, LLC	(1,582,744)	3,438,535	445,694	(2,992,841)	2,970,154	1,560,057	(1,410,097)
Other(1)	(2,405,150)	123,360,078	115,544,396	(7,815,682)	143,350,335	137,939,803	(5,410,532)
Totals	$(6,474,247)	$141,300,771	$120,981,708	$(20,319,063)	$164,035,575	$150,190,759	$(13,844,816)

(1)	Other represents all remaining investments, including U.S. Treasury Bills (if any).

Liquidity and Capital Resources

At March 31, 2015, we had investments in debt securities of 27 companies, totaling approximately $115.7 million, and equity investments in 16 companies, totaling approximately $5.3 million. The debt investment amount includes approximately $217,529 in accrued “PIK” interest earned for the nine months ended March 31, 2015, which is added to the carrying value of our investments.

For the nine months ended March 31, 2015, cash used in operating activities, consisting primarily of purchases, sales and repayments of investments and the items described in “Results of Operations,” was approximately $24.5 million, reflecting the purchases and repayments of investments, income resulting from operations, offset by non-cash income related to OID income, changes in working capital and accrued interest receivable. Net cash used in purchases and sales of investments was approximately $5.6 million, reflecting additional investments in securities of $89.6 million, offset by principal repayments of $84.0 million. Such amounts are not inclusive of our purchases or sales of United States Treasury Bills.

As of March 31, 2015, we had $27.2 million outstanding under our senior secured credit facility (the “Credit Facility”) with Santander Bank, N.A. f/k/a Sovereign Bank, N.A. (“Santander Bank”), as administrative agent, and $33.8 million outstanding of aggregate principal amount of 8.25% Notes due June 30, 2020 (the “Notes”). On November 6, 2013, the Company increased the size of the Credit Facility from $32.5 million to $45.0 million. On September 12, 2014, the Company entered into an amendment to our Credit Facility with Santander Bank to increase the size of the facility from $45.0 million to $60.0 million and to provide additional criteria for eligibility of loans under the borrowing base under the credit facility. The Company has not exercised its option to expand the Credit Facility as of March 31, 2015.

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

Our non-transferable rights offering to our stockholders of record as of 5:00 p.m., New York City time, on March 6, 2015 expired at 5:00 p.m., New York City time, on March 30, 2015. The rights entitled holders of rights to subscribe for an aggregate of up to 11,949,034 shares of our common stock. Record date stockholders received one right for each share of common stock owned on the record date. The rights entitled the holder to purchase one new share of common stock for every one right held and record date stockholders who fully exercised their rights were entitled to subscribe, subject to certain limitations and pro-rata allocation, for additional shares that remain unsubscribed as a result of any unexercised rights. The subscription price per share was $3.50. The net proceeds from this rights offering, after deducting the fee payable to the dealer managers and offering expenses, were approximately $37.9 million, which we received on April 6, 2015. In connection with this rights offering, the dealer manager received a fee for its financial advisory, marketing and soliciting services equal to a maximum of 4.0% of the subscription price per share for each share issued pursuant to the exercise of rights, including pursuant to the over-subscription privilege. We incurred offering expenses, including the dealer manager fee, of $1,368,213 in connection with this rights offering

For the periods commencing on April 1, 2015 and ending on June 30, 2015 and commencing on July 1, 2015 and ending on June 30, 2016, Full Circle Advisors has agreed to waive the portion of the base management fees and incentive fees that Full Circle Advisors would otherwise be entitled to receive pursuant to our Investment Advisory Agreement to the extent required in order for Full Circle Capital to earn net investment income sufficient to support the distribution payment on the shares of our common stock outstanding on the relevant record date for each monthly distribution as then declared by our board of directors. The determination of the amount to be waived will be finalized as of the end of the fiscal year for each period, with such amounts being accrued on a quarterly basis. Net investment income is defined as net income before net realized gains (losses) and unrealized appreciation (depreciation), in each case, as determined in accordance with GAAP. Full Circle Advisors will not be entitled to recoup any amount of base management fees that it waives pursuant to this agreement. There can be no assurance that Full Circle Advisors will extend the waiver beyond June 30, 2016.

As part of the rights offering, an institutional investor committed to purchase approximately 214,000 shares in open market transactions over a seven-day period following the expiration date of the rights offering. Subsequent to the seven-day period, on April 13, 2015, such investor acquired 80,475 shares, the remainder of its commitment, in a private placement at $3.50 per share directly from the Company.

Contractual Obligations

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Credit Facility(1)	$27.2	$—	$27.2	$—	$—
Notes	33.6	—	—	—	33.6
Total	$60.8	$—	$27.2	$—	$33.6

(1)	At March 31, 2015, $32.8 million remained unused under the Credit Facility.

In addition to the contractual obligations set forth above, we have certain obligations with respect to the investment advisory and administration services we receive. See “Overview”. We incurred $3,035,102 for investment advisory services and $549,766 for administrative services for the nine months ended March 31, 2015.

As of March 31, 2015, we had approximately $0.8 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.

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

The Credit Facility matures on June 3, 2016 and bears interest based on a tiered rate structure, depending upon utilization, ranging from LIBOR (one month, two month or three month, depending on our option) plus 3.25% to 4.00% per annum, or from Santander Bank’s prime rate plus 1.25% to 2.00% per annum, based on our election. In addition, a fee of 0.50% per annum is charged on unused amounts under the Credit Facility. The Credit Facility is secured by all of our assets. Under the Credit Facility, we have made certain customary representations and warranties, and are required to comply with various covenants, reporting requirements and other customary requirements, including a minimum balance sheet leverage ratio, for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature. On November 6, 2013, the Company increased the size of its Credit Facility with Santander Bank from $32.5 million to $45.0 million. On September 12, 2014, the Company entered into an amendment to our Credit Facility with Santander Bank to increase the size of the facility from $45.0 million to $60.0 million and to provide additional criteria for eligibility of loans under the borrowing base under the credit facility. The Company has not exercised its option to expand the Credit Facility as of March 31, 2015.

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

The Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. We may repurchase the Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the Indenture. As of March 31, 2015, we had not repurchased any of the Notes in the open market.

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

Distributions

In order to qualify as a regulated investment company and to avoid corporate level tax on the income we distribute to our stockholders, we are required, under Subchapter M of the Code, to distribute at least 90% of our ordinary income and short-term capital gains to our stockholders on an annual basis. To the extent our earnings fall below the total amount of our distributions for a taxable year, a portion of those distributions may be deemed a tax return of capital to our stockholders. In this regard, $1,695,841 of our distributions during the year ended June 30, 2014 constituted a return of capital to our stockholders. For tax purposes, the Company expects that distributions for the fiscal year ended June 30, 2015 will be funded primarily from net investment income. However, for the nine months ended March 31, 2015, for financial reporting purposes, the Company had net investment income of approximately $0.52 per share, compared to distributions to stockholders of $0.60 per share during the period. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. The tax character of distributions will be determined at the end of the taxable year. However, if the character of our distributions for the fiscal year ended June 30, 2015 were determined as of March 31, 2015, a portion of the distributions for 2015 would have been characterized as a tax return of capital to the Company’s stockholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes. Stockholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our taxable ordinary income or capital gains. The specific tax characteristics of our distributions will be reported to stockholders after the end of the taxable year.

The following table lists the cash distributions, including dividends and returns of capital, if any, per share that we have declared since our formation on April 16, 2010. The table is divided by fiscal year according to record date.

Date Declared	Record Date	Payment Date	Amount
Total Fiscal 2011:			$0.751
Total Fiscal 2012:			$0.918
Total Fiscal 2013:			$0.924
Fiscal 2014:
May 3, 2013	July 31, 2013	August 15, 2013	$0.077
May 3, 2013	August 30, 2013	September 13, 2013	0.077
May 3, 2013	September 30, 2013	October 15, 2013	0.077

Date Declared	Record Date	Payment Date	Amount
September 9, 2013	October 31, 2013	November 15, 2013	0.077
September 9, 2013	November 29, 2013	December 13, 2013	0.077
September 9, 2013	December 31, 2013	January 15, 2014	0.077
November 7, 2013	January 31, 2014	February 15, 2014	0.067
November 7, 2013	February 28, 2014	March 15, 2014	0.067
November 7, 2013	March 31, 2014	April 15, 2014	0.067
February 5, 2014	April 30, 2014	May 15, 2014	0.067
February 5, 2014	May 30, 2014	June 13, 2014	0.067
February 5, 2014	June 30, 2014	July 15, 2014	0.067
Total (2014)			$0.864
Fiscal 2015:
May 2, 2014	July 31, 2014	August 15, 2014	$0.067
May 2, 2014	August 29, 2014	September 15, 2014	0.067
May 2, 2014	September 30, 2014	October 15, 2014	0.067
September 8, 2014	October 31, 2014	November 14, 2014	0.067
September 8, 2014	November 28, 2014	December 15, 2014	0.067
September 8, 2014	December 31, 2014	January 15, 2015	0.067
November 3, 2014	January 30, 2015	February 13, 2015	0.067
November 3, 2014	February 27, 2015	March 13, 2015	0.067
November 3, 2014	March 31, 2015	April 15, 2015	0.067
February 20, 2015	April 30, 2015	May 15, 2015	0.035
February 20, 2015	May 29, 2015	June 15, 2015	0.035
February 20, 2015	June 30, 2015	July 15, 2015	0.035
Total (2015)			$0.708
Fiscal 2016:
May 5, 2015	July 31, 2015	August 14, 2015	0.035
May 5, 2015	August 31, 2015	September 15, 2015	0.035
May 5, 2015	September 30, 2015	October 15, 2015	0.035
Total 2016 to date			$0.105

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Investment Advisory Agreement with Full Circle Advisors. John E. Stuart, our Chairman, and Gregg J. Felton, our Chief Executive Officer and President, are both managing members of, and have financial and controlling interests in, Full Circle Advisors.
•	We have entered into the Administration Agreement with Full Circle Service Company. Pursuant to the terms of the Administration Agreement, Full Circle Service Company provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. Mr. Stuart, our Chairman, and Mr. Felton, our Chief Executive Officer and President, are managing members of, and have financial and controlling interests in, Full Circle Service Company. Our Chief Financial Officer, Michael J. Sell, is the Vice President of Full Circle Service Company.
•	We have entered into a license agreement with Full Circle Advisors, pursuant to which Full Circle Advisors has agreed to grant us a non-exclusive, royalty-free license to use the name “Full Circle.”

•	Our former Chief Financial Officer, Treasurer and Secretary, William E. Vastardis, is the Chairman of Conifer Asset Solutions LLC (“Conifer”) formerly known as Vastardis Fund Services LLC. Full Circle Service Company has engaged Conifer to provide certain administrative services to us. For the nine months ended March 31, 2015, Conifer earned $194,999 for services provided under the Sub-Administration Agreement. On September 30, 2013, Michael J. Sell succeeded Mr. Vastardis as our Chief Financial Officer, Treasurer, and Secretary.

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

We have also adopted a Code of Ethics which applies to, among others, our senior officers, including our Chairman, Chief Executive Officer and Chief Financial Officer, as well as all of our officers, directors and employees. Our Code of Ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Pursuant to our Code of Ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our Chief Compliance Officer. Our Audit Committee is charged with approving any waivers under our Code of Ethics. As required by the NASDAQ corporate governance listing standards, the Audit Committee of our Board of Directors is also required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).

Recent Developments

As part of the rights offering, an institutional investor committed to purchase approximately 214,000 shares in open market transactions over a seven-day period following the expiration date of the rights offering. Subsequent to the seven-day period, on April 13, 2015, such investor acquired an additional 80,475 shares, fulfilling the remainder of and terminating its commitment, in a private placement at $3.50 per share directly from the Company.

Recent Portfolio Activity

On April 1, 2015, the Company purchased $3.2 million of $23.5 million in subordinated notes issued by GC Pivotal, LLC, a data connectivity service company. The notes bear interest at 11.00% and have a final maturity of December 31, 2020.

During the fourth fiscal quarter of 2015, the Company purchased an additional $5.0 million of $210 million senior secured notes to US Shale Solutions, Inc., an oil and gas field services company for approximately $2.5 million. The notes bear interest at 12.50% and have a final maturity of September 1, 2017.

On April 29, 2015, the Company purchased $8.0 million of $43.0 million in senior secured notes issued by Sundberg America, LLC et al, an appliance parts distributor. The notes bear interest at 9.5% and have a final maturity of April 29, 2020.

Distribution

On May 5, 2015, the Board of Directors declared the following monthly distributions:

Record Date	Payment Date	Per Share Amount
July 31, 2015	August 14, 2015	$0.035
August 31, 2015	September 15, 2015	$0.035
September 30, 2015	October 15, 2015	$0.035
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2015, 8 debt investments in our portfolio bore interest at a fixed rate, and the remaining 28 debt investments were at variable rates, representing approximately $25.4 million and $90.3 million in principal debt, respectively. The variable rates are based upon LIBOR.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying Prime Rate or LIBOR, and no other change in our portfolio as of March 31, 2015. We have also assumed outstanding floating rate borrowings by the Company of $27.2 million. See the below table for the effect the rate changes would have on net investment income.

LIBOR or Prime Rate Increase (Decrease)	Increase (decrease) of Net Investment Income (in millions)
3.00%	$1.5
2.00%	0.9
1.00%	0.3
(1.00)%	0.2
(2.00)%	0.3
(3.00)%	0.5

Although management believes that this analysis is indicative of our existing interest rate sensitivity at March 31, 2015, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

As of March 31, 2015, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Except as indicated below, there have been no material changes during the nine months ended March 31, 2015 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2014.

Any amounts that we use to service our indebtedness will not be available for distributions to our common stockholders.

Although we have no current intention to do so, we may in the future issue debt securities and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted, as a registered closed-end management investment company, to issue senior securities representing indebtedness so long as our asset coverage ratio with respect thereto, defined under the 1940 Act as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities representing indebtedness, is at least 200% after each issuance of such senior securities. If the value of our assets declines, we may be unable to satisfy these tests. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when doing so may be disadvantageous. Any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.

The failure in cyber security systems, as well as the occurrence of events unanticipated in the Company’s disaster recovery systems and management continuity planning could impair the Company’s ability to conduct business effectively.

The occurrence of a disaster such as a cyber attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in the Company’s disaster recovery systems, or a support failure from external providers, could have an adverse effect on the Company’s ability to conduct business and on the Company’s results of operations and financial condition, particularly if those events affect the Company’s computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of the Company’s managers were unavailable in the event of a disaster, the Company’s ability to effectively conduct its business could be severely compromised.

We depend heavily upon computer systems to perform necessary business functions. Despite the Company’s implementation of a variety of security measures, its computer systems could be subject to cyber attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, the Company may experience threats to its data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, the Company’s computer systems and networks, or otherwise cause interruptions or malfunctions in its operations, which could result in damage to the Company’s reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of equity securities during the nine months ended March 31, 2015.

Issuer Purchases of Equity Securities

For the quarter ended March 31, 2015, as a part of our dividend reinvestment plan for our common stockholders, we purchased 26,207 shares of our common stock for an average price of approximately $4.21 in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines repurchases of our common stock during the quarter ended March 31, 2015.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2015	7,751	$4.73	—	—
February 2015	8,084	$4.50	—	—
March 2015	10,372	$3.60	—	—
Total	26,207	$4.21	—	—
Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement(2)
3.2	Amended and Restated Bylaws(9)
4.1	Form of Common Stock Certificate(1)
4.2	Form of Note Agreement for Distribution Notes(1)
4.3	Indenture, dated as of June 3, 2013(6)
4.4	Form of First Supplemental Indenture(7)
4.5	Form of Global Note (included as Exhibit A to the Form of First Supplemental Indenture)(7)
10.1	Amended and Restated Dividend Reinvestment Plan(13)
10.2	Investment Advisory Agreement by and between Registrant and Full Circle Advisors, LLC(1)
10.3	Administration Agreement by and between Registrant and Full Circle Service Company, LLC(1)
10.4	Credit Agreement by and among Registrant, Sovereign Bank, N.A., as agent, and the lenders party thereto, dated as of June 3, 2013(5)
10.5	First Amendment to Credit Agreement by and between Registrant and Sovereign Bank, N.A., as agent, dated as of September 25, 2013.(10)
10.6	Second Amendment to Credit Agreement by and between Registrant, Santander Bank, N.A. (formerly known as Sovereign Bank, N.A.), as agent, and the lenders party thereto, dated as of November 6, 2013(11)
10.7	Third Amendment to Credit Agreement by and between Registrant, Santander Bank, N.A., (formerly known as Sovereign Bank, N.A.), as agent, and lenders’ party thereto, dated as of September 12, 2014.(14)
10.8	Pledge Agreement by Registrant in favor of Sovereign Bank, N.A., as agent, dated as of June 3, 2013(5)
10.9	Security Agreement by Registrant in favor of Sovereign Bank, N.A., as agent, dated as of June 3, 2013(5)
10.10	Form of Indemnification Agreement by and between Registrant and each of its directors(1)
10.11	Trademark License Agreement by and between Registrant and Full Circle Advisors, LLC(1)
10.12	Form of Purchase and Sale Agreement by and between Registrant, Full Circle Partners, LP, Full Circle Fund, Ltd., Full Circle Offshore, LLC, and FCC, LLC d/b/a First Capital(2)
14.1	Code of Ethics(8)
14.2	Code of Business Conduct(8)
15.1	Letter re change in certifying accountant(14)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-166302) filed on August 5, 2010.
(2)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File No. 333-166302) filed on August 26, 2010.
(3)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-180321) filed on July 13, 2012.
(4)	Incorporated by reference to the Registrant’s registration statement on Form N-2 (File No. 333-187207) filed on March 12, 2013.
(5)	Incorporated by reference to Registrant’s current report on Form 8-K (File No. 814-00809) filed on June 4, 2013.
(6)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 1 (File No. 333-188280) filed on June 11, 2013.
(7)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-188280) filed on June 19, 2013.
(8)	Incorporated by reference to Registrant’s annual report on form 10-K (File No. 814-00809) filed on September 13, 2013.
(9)	Incorporated by reference to Registrant’s current report on Form 8-K (Item 5.03) (File No. 814-00809) filed on November 7, 2013.
(10)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q (File No. 814-00809) filed on November 7, 2013.
(11)	Incorporated by reference to Registrant’s current report on Form 8-K (Items 1.01, 2.03 and 9.01) (File No. 814-00809) filed on November 7, 2013.
(12)	Incorporated by reference to Registrant’s current report on Form 8-K (Items 1.10, 2.03 and 9.01) (File no. 814-00809) filed on September 15, 2014.
(13)	Incorporated by reference to Registrant’s registration statement on Form N-2 (File no. 333-198737) filed on September 15, 2014.
(14)	Incorporated by reference to Registrant’s current report on Form 8-K (Items 4.01, and 9.01) (File No. 814-00809) filed on October 2, 2014.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL CIRCLE CAPITAL CORPORATION
Date: May 11, 2015	/s/ Gregg J. Felton Gregg J. Felton, Chief Executive Officer and President (Principal Executive Officer)
Date: May 11, 2015	/s/ Michael J. Sell Michael J. Sell, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)