Form 10-K
period 2015-06-30
Full Circle Capital Corp
filed 2015-09-14
CIK 1490013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑

The aggregate market value of common stock beneficially owned by non-affiliates of the Registrant on December 31, 2014, based on the closing price on that date of $4.52 on the NASDAQ Stock Market, was $51,951,452. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 23,235,430 shares of the Registrant’s common stock outstanding as of September 14, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K as indicated herein.

i

PART I

Item 1.  Business

Full Circle Capital Corporation (“Full Circle Capital,” the “Company,” or “we”), a Maryland corporation formed in April 2010, is an externally managed non-diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We are managed by Full Circle Advisors, LLC (“Full Circle Advisors” or our “investment adviser”) and Full Circle Service Company, LLC (“Full Circle Service Company” or our “administrator”) provides the administrative services necessary for us to operate.

We invest primarily in senior secured loans and, to a lesser extent, second lien loans, mezzanine loans and equity securities issued by lower middle-market and middle-market companies that operate in a diverse range of industries. In our lending activities, we focus primarily on portfolio companies with both (i) tangible and intangible assets available as collateral and security against our loan to help mitigate our risk of loss, and (ii) cash flow to cover debt service. We believe this provides us with a more attractive risk adjusted return profile, with greater principal protection and likelihood of repayment.

Our investments generally range in size from $3 million to $10 million; however, we may make larger or smaller investments from time to time on an opportunistic basis. We focus primarily on senior secured loans and “stretch” senior secured loans, also referred to as “unitranche” loans, which combine characteristics of traditional first-lien senior secured loans and second-lien or subordinated loans. We believe that having a first lien, senior secured position provides us with greater control and security in the primary collateral of a borrower and helps mitigate risk against loss of principal should a borrower default. Our stretch senior secured loans typically possess a greater advance rate against the borrower’s assets and cash flow, and accordingly carry a higher interest rate and/or greater equity participation, than traditional senior secured loans. Stretch senior secured loan instruments can provide borrowers with a more efficient and desirable solution than a senior bank line combined with a separate second lien or mezzanine loan obtained from another source. We also may invest in mezzanine, subordinated or unsecured loans. In addition, we may acquire equity or equity related interests from a borrower along with our debt investment. We attempt to protect against risk of loss on our debt investments by investing in borrowers with sufficient cash flows to service debt, while frequently securing most of our loans against a significant level of tangible or intangible assets of our borrowers, which may include accounts receivable and contracts for services, and obtaining a favorable loan-to-value ratio, and in many cases, securing other financial protections or credit enhancements, such as personal guarantees from the principals of our borrowers, make well agreements and other forms of collateral, rather than lending predominantly against anticipated cash flows of our borrowers. We believe this allows us more options and greater likelihood of repayment from refinancing, asset sales of our borrowers and/or amortization.

We generally seek to invest in lower middle-market and middle-market companies in areas that we believe have been historically under-serviced, especially during and after the 2008/2009 credit crisis. These areas can include industries that are outside the focus of mainstream institutions or investors due to required industry-specific knowledge or are too small to attract interest from larger investment funds or other financial institutions. Because we believe there are fewer banks and specialty finance companies focused on lending to these lower middle-market and middle-market companies, we believe we can negotiate more favorable terms on our debt investments in these companies than those that would be available for debt investments in comparable larger, more mainstream borrowers. Such favorable terms may include higher debt yields, lower leverage levels, more significant covenant protection and/or greater equity grants than typical of other transactions. We generally seek to avoid competing directly with other capital providers with respect to specific transactions in order to avoid the less favorable terms we believe are typically associated with such competitive bidding processes.

As a business development company, we are required to meet regulatory tests, including the requirement to invest at least 70% of our gross assets in “qualifying assets.” Qualifying assets generally include, among other things, securities of “eligible portfolio companies.” “Eligible portfolio companies” generally include

U.S. companies that are not investment companies and that do not have securities listed on a national exchange. We may also borrow funds to make investments. In addition, we have elected to be treated for federal income tax purposes as a regulated investment company, or “RIC,” under Subchapter M of the Internal Revenue Code of 1986, as amended, which we refer to as the Code.

Our headquarters are located at 102 Greenwich Avenue, 2nd Floor, Greenwich, CT 06830 and our telephone number is 203-900-2100.

The Investment Adviser and Administrator

We are managed by Full Circle Advisors, whose investment committee members each have approximately 20 years of experience financing and investing in lower middle-market and middle-market companies. Full Circle Advisors is an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Certain members of Full Circle Advisors’ investment committee also presently manage Full Circle Funding, LP, a specialty lender serving lower middle-market companies. The existing investment funds managed by Full Circle Funding, LP, which currently consist of Full Circle Partners, LP and Full Circle Fund, Ltd. (collectively, the “Legacy Funds”), have been fully committed and are no longer making investments in new opportunities. The Legacy Funds are expected to be wound down as their remaining investments mature. Full Circle Funding, LP and other affiliates of our investment adviser may manage other funds and accounts in the future.

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

Our investment adviser is controlled and led by John E. Stuart, our Chairman, and Gregg J. Felton, our Chief Executive Officer and President. Mr. Stuart and Mr. Felton, who serves as Chief Investment Officer of Full Circle Advisors, are assisted by Lawrence Chua and Crandall Deery, who each serve as a Senior Vice President of Full Circle Advisors. Full Circle Advisors’ investment committee consists of Messrs. Stuart, Felton, Chua and Deery. Under our investment advisory agreement with Full Circle Advisors, we have agreed to pay Full Circle Advisors an annual base management fee based on our gross assets as well as an incentive fee based on our net investment income and realized gains.

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

Business Strategy

Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We have adopted the following business strategies to achieve our investment objective:

•	Deliver Flexible Financing Solutions. We believe our ability to provide a broad range of flexible debt financing solutions to lower middle-market and middle-market companies sets us apart from other capital providers. We offer to our portfolio companies debt financing facilities that, combined with our ability to recognize the underlying value and security of diverse types of traditional and non-traditional asset based collateral, we believe allows us to provide flexible facilities to fit the capital requirements of each borrower. We believe that our focus on providing senior secured and stretch senior loans provides a more efficient and less complicated capital structure and source of capital for borrowers. We also believe that it maximizes our control of and exposure to asset-based collateral coverage as security for our loans, thereby greatly reducing our risk of possible losses due to deterioration in a borrower’s performance.
•	Target Lower Middle-Market and Middle-Market Companies. We generally provide capital to our portfolio companies for growth capital, acquisition financing and refinancing of existing debt facilities. We believe our target portfolio companies are generally involved in industries or markets that are under-followed or serviced because they are either less visible to mainstream institutions or investors, or are too small or localized for larger financial institutions or larger funds, particularly those that lack the requisite industry-specific knowledge and expertise. We believe there have historically been fewer banks and finance companies focused on lending to these types of lower middle-market and middle-market companies. As a result, we believe we can negotiate terms on loans to these types of companies that generally possess better risk-adjusted return profiles than terms on loans to larger, more mainstream companies. Such favorable terms may include higher debt yields, lower leverage levels, more significant covenant protection and/or greater equity grants than typical of transactions involving larger companies. We generally seek to avoid competing directly with other capital providers with respect to specific transactions in order to avoid the less favorable terms we believe are typically associated with such competitive bidding processes.
•	Focus on Senior Secured Lending and Structuring of Investments to Minimize Risk of Loss. We seek to structure our loan investments on a favorable loan-to-value (“LTV”) exposure based on underlying collateral or enterprise value with high cash yields, cash origination fees, low leverage levels and strong investment protections. We generally seek to protect against risk of loss on our debt investments by securing most of our loans against a significant level of tangible or intangible assets of our borrowers, obtaining a favorable LTV ratio or other financial protections or credit enhancements, rather than lending predominantly against anticipated cash flows of borrowers. We believe this provides us with more options and a greater likelihood of repayment from both cash flow and/or asset sales.
•	Structure Loans with Superior Security and Asset Protection. Our loan instruments and documentation focus on favorable lender protections with security over the collateral, financial and other covenants and rigorous reporting requirements on behalf of our borrowers. We monitor covenant and other loan compliance on a monthly and quarterly basis and personnel from our investment adviser have periodic field exams performed at the borrower level. We utilize both term debt and revolving loan structures and, accordingly, often seek to maintain control of our borrowers’ cash receipts from revenues as additional security for our positions. In addition, we may seek credit enhancements, such as personal guarantees from a borrower’s principal owners or “make well” features to provide us with additional equity in the event of underperformance. We may also seek a pledge of stock or other assets from a borrower or its operating subsidiaries.
•	Pursue Attractive Risk Adjusted Returns. As of June 30, 2015, the weighted average annualized yield of the debt investments comprising our portfolio was approximately 9.99%. Weighted average annual yields are determined before, and therefore do not take into account, the payment of all the Company’s and its consolidated subsidiaries’ expenses and the payment by an investor of any stockholder transaction expenses, and do not represent the return on investment for the Company’s stockholders. Debt securities on non-accrual status are included in the weighted average interest rate calculation and are treated as having 0.00% as their applicable interest rate for purposes of the calculation. Debt securities on non-accrual status are typically not generating the stated interest rate because of nonpayment from the borrower typically due to financial difficulties. As of June 30, 2015, the total amount of our debt securities on non-accrual status at fair value was $7,673,679. During the year ended June 30, 2015, 3% of the interest income earned was in the form of payment-in-kind, or “PIK” interest and 9% was amortization of original issue discount and market discounts and premiums. In the future, a component of our interest may continue to be in the form of PIK interest. PIK interest represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term and recorded as interest income on an accrual basis to the extent such amounts are expected to be collected. For additional information regarding PIK interest and related risks, see “Risk Factors — Risks Relating to Our Business and Structure — We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.” As of June 30, 2015, 52% of our debt portfolio at fair value consisted of debt securities and asset-based revolving lines of credit for which issuers were not required to make principal payments until the maturity of such debt securities, which could result in a substantial loss to us if such issuers are unable to refinance or repay their debt at maturity. In addition, a substantial portion of our debt investments have variable interest rates that reset periodically based on benchmarks such as the London-Interbank Offered Rate and the Prime rate. As a result, significant increases in such benchmarks in the future would make it more difficult for these borrowers to service their obligations under the debt investments that we hold. The 43 individual debt investments, from 32 distinct borrowers, included in our portfolio averaged a LTV ratio of approximately 59% as of June 30, 2015 (i.e., each $59 of loan value outstanding is secured by $100 of collateral value). Although it is subject to fluctuation, we believe this LTV ratio, which measures the aggregate amount of our loan positions against the aggregate amount of primary collateral value or enterprise value pledged by our borrowers as security against our loans, reflects the relative strength of the debt investments comprising our portfolio. Finally, our debt investments are designed to have strong protections beyond repayment from cash flow and asset liquidation coverage, including default penalties, information rights, and affirmative, negative and financial covenants, such as lien protection and prohibitions against change of control. We believe this level of collateral protection helps minimize against the risk of loss, even if a loan goes into default.
•	Leveraging the Skill, Experience and Resources of Full Circle Advisors’ Investment Committee. Full Circle Advisors’ investment committee members each have approximately 20 years of experience financing and investing in lower middle-market and middle-market companies. The investment committee members have broad investment and operational backgrounds, with prior experience at specialty finance companies, investment management firms, private equity investment funds, investment banks and other financial services companies. We believe their expertise in analyzing, valuing, structuring, negotiating, closing, monitoring and restructuring transactions should provide us with a competitive advantage by allowing us to consider customized financing solutions and non-traditional and complex structures. We believe this experience will also be valuable if we have to work with stressed and distressed credits.
•	Balanced Investing Across Industries with Expertise. While we seek to maintain a portfolio of investments that is appropriately balanced among various companies, industries, geographic regions and end markets, we focus our investing activities on certain areas that we believe maintain favorable asset coverage positions.. We believe that the stable, long term asset values that may be found in many of the industries in which we invest can provide us with significant collateral protection on our loans, in contrast to taking some of the risks of repayment attendant to relying exclusively on a borrower’s current cash flows. Going forward, we intend to seek to maintain a balanced portfolio to mitigate the potential effects of negative economic events for particular companies, regions and industries.

•	Capitalize on Strong Transaction Sourcing Network. Our investment adviser’s investment committee seeks to leverage their extensive network of referral sources for investments in lower middle-market and middle-market companies. We believe through their prior investment experience, the investment committee members have collectively developed a reputation in our target market and in the industries in which we invest as a responsive, efficient and reliable source of flexible financing.
•	Employ Disciplined Underwriting Policies and Rigorous Portfolio Management. We directly originate most of our investments, which, in our experience, generally allows us to pursue a more rigorous due diligence examination of the investments than if we invest as part of a lending syndicate led by others. Our investment adviser’s investment committee has developed an extensive underwriting due diligence process which includes a review of the prospects, competitive position, financial performance and industry dynamics of each potential portfolio company. In underwriting a potential borrower, we engage in a variety of quantitative and qualitative stress tests, and analyze our ability to successfully liquidate a favorable collateral package underlying a loan in the event of default. These processes continue during the portfolio monitoring process, when our investment adviser will, depending on the borrower, analyze monthly and/or quarterly financial statements versus the previous periods and year, review financial projections, conduct field examinations, meet with management, attend board meetings, review all compliance certificates and covenants and regularly assess the financial and business conditions and prospects of borrowers.

Market Opportunity

We believe that the current credit environment provides favorable opportunities to achieve attractive risk-adjusted returns on the types of senior secured loans and other investments we may target. In particular, we believe that, despite a recent trend of slowing growth in loan demand, demand for financing from lower middle-market and middle-market companies is largely outpacing the availability of lenders that have traditionally served this market. While this has traditionally been an underserved market, we believe the supply-demand imbalance of loans to smaller borrowers was exacerbated by the credit crisis in 2008/2009, and has not fully recovered. We believe that bank consolidations and regulations, the failure of a number of alternative lending vehicles due to poor underwriting practices and an overall tightening of underwriting standards has significantly reduced the number and activity level of potential lenders.

Thus we believe that the current credit markets combined with certain long term trends associated with lending to lower middle-market and middle-market companies provide an attractive market environment for our strategy.

•	Competitive Edge and Skill Set. Our core strength in providing efficient and flexible lending solutions to lower middle-market and middle-market companies requires a market approach and skill set that we believe is generally not found in larger or more localized regional lenders. We believe that many of the companies we target operate in industries that are less visible or too specialized for larger mainstream institutions or investors, or alternatively, require too little funding or are too localized for large financial institutions to consider, particularly in cases where those institutions lack the requisite industry-specific knowledge and expertise. From 1992 through 2014, the number of FDIC-insured commercial banks dropped by 51%, from 11,463 to 5,643, while total assets at these banks grew more than fourfold, from $3.5 trillion to $14.5 trillion. Coupled with a shift in the asset base of competitive bank lenders towards real estate loans, at the expense of commercial and industrial (C&I) loans, we believe that many potential competitive bank lenders lack the personnel or lending experience required to address the very strong market demand for commercial and industrial lending

In 2015, banks reported having experienced stronger demand for debt capital during the second quarter of 2015, according to the Federal Reserve’s July 2015 Senior Loan Officer Opinion Survey on Bank Lending Practices, although the net fractions of banks reporting stronger demand were modest for firms of all sizes. Among those banks reporting weaker loan demand, a shift of borrowing away from such banks to other bank or nonbank sources was the most commonly cited reason.

In the same senior loan officer survey, domestic banks reported little change in their standards for C&I loans to firms of all sizes during the second calendar quarter of 2015; however, bankers’ underwriting standards continue to favor larger clients to a greater degree than their smaller ones. While 12% of large banks reported easing of standards for large and middle market firms (defined as firms with annual sales of $50 million or more), only 3% reported easing of standards for small firms (defined as those with annual sales of less than $50 million). Similarly, while 27% of large banks said they were easing terms on the maximum size of credit lines to large and middle-market firms, only 3% reported making the same accommodation for small firms.

Importantly, regarding spreads of loan rates over banks’ cost of funds, 51% of large banks said they had narrowed spreads to large and middle-market firms, while only 41% offered lower spreads to smaller firms during the second quarter of 2015. Regarding premiums charged on higher risk loans, 10% of respondents reported easing terms to large and middle-market firms, while only 6% of respondents reported doing the same for small firms and the remaining respondents reported no change or tightening of pricing terms on riskier loans. As evidenced by the survey, large banks in particular are beginning to demand premium pricing for riskier loans to small firms, with 17% reporting easing terms on pricing premiums for riskier large and middle-market borrowers and just 10% reporting tightening for higher risk smaller borrowers. Regarding loan covenants, while 24% of large banks said they eased loan covenant terms during the second quarter for their larger clients, only 13% offered more accommodative covenant packages to smaller borrowers.

We believe these bank lending market conditions will continue to exacerbate existing funding gaps for firms comprising our target market. Additionally, we believe our strengths include the ability to originate, underwrite and manage a more labor intensive portfolio consisting of debt investments in lower middle market companies, and to perform due diligence and manage portfolio activities on an ongoing basis.

•	Strong Demand For Capital Coupled with Fewer Providers. We believe there has long been a combination of demand for capital and an underserved market for capital addressing lower middle-market and middle-market borrowers. Further, we believe the supply-demand imbalance of smaller borrowers to lenders serving that market was exacerbated by the credit crisis in 2008/2009, and has not fully recovered. We believe there is robust demand for continued growth capital as well as demand from very significant refinancing requirements of many borrowers as debt facilities come due, given the lack of willing and qualified capital providers. We believe these market conditions have been further exacerbated in the current environment due to:
º	larger lenders exiting this market to focus on larger investment opportunities which are more appropriate for their operating cost structures;
º	the elimination of many specialized lenders from the market due to lack of capital as a result of, for instance, the contraction of the securitization market or their own poor performance; and
º	the need for certain capital providers to reduce lending activities due to their reduced access to capital and the overall deleveraging of the financial market.

With the decreased availability of debt capital for lower middle-market and middle-market borrowers, combined with the significant demand for refinancing, we believe there are increased lending opportunities for us.

•	More Conservative Deal Structures. As a result of, and in the aftermath of, the 2008/2009 credit crisis, we believe lenders are mandating less leverage, more equity and tighter loan covenants than what had previously been customary. We believe that lower purchase prices for assets and lower debt multiples, combined with greater equity cushions beneath loans, allows for greater cash flow for debt service, creating faster loan repayments despite overall higher debt costs to borrowers. We believe this aspect provides considerable cushion against underperformance and default of borrowers as well as faster de-risking of loan positions as credit statistics improve over the term of the loan facilities.

•	Attractive Return Profile. We believe the reduced access to, and reduced availability of, debt capital has decreased competition in lower middle-market and middle-market lending which had already become less competitive and more fragmented prior to the credit crisis, resulting in a better market for loan pricing. We believe that the withdrawal of many traditional senior lenders from the market, combined with reduced advance rates and leverage levels, allows for stretch senior lenders to charge rates that typically reflect mezzanine or subordinated structures for entire facilities, while maintaining first lien senior secured positions over the loan collateral provided by the borrowers. Our investment adviser’s investment committee has experienced this attractive return environment since the onset of the credit crisis in the second half of 2008, when transactions originated by them saw increased returns from interest and fees charged, as well as more meaningful warrant participations.

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

Debt Investments

Full Circle Advisors’ investment committee tailors the terms of each debt investment to the facts and circumstances of the transaction and prospective portfolio company, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. As of June 30, 2015, our debt investments were primarily secured by first, and in some cases second, priority liens on the assets of the portfolio company. Our primary source of return is the monthly cash interest we collect on our debt investments.

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
•	Unsecured Loans. Our unsecured investments generally have terms of five to seven years and typically provide for a fixed interest rate. We may make unsecured investments on a stand-alone basis, or in conjunction with a senior secured loan, a junior secured loan or a “one-stop” financing. Our unsecured investments may include payment-in-kind, or PIK, interest, which represents contractual interest accrued and added to the principal that generally becomes due at maturity, and an equity component, such as warrants to purchase common stock in the portfolio company.

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

Invested Industries

Our portfolio contains investments in a variety of industries where some aspect of tangible or intangible asset is available for collateral protection. Our portfolio may contain a number of investments in the business services industries, communications and media industries, as a result of the Legacy Portfolios’ emphasis, and the focus and prior investing experience of our investment adviser’s investment committee, in those sectors. However, these industries are not our only focus, and we seek prospective investments in other commercial and industrial sectors, including industrial manufacturing. As a result, we expect that the relative portion of our portfolio invested in the media and communications and business services industries may decrease over time.

As of June 30, 2015, approximately 35% of our portfolio consists of loans to and investments in companies involved in the broader business services industry (such as companies that provide services related to data and information, information retrieval and asset recovery, and energy efficiency services). These companies typically provide a range of services to customers and such services are generally characterized by their non-discretionary spending nature, contracts of varying length that provide recurring monthly revenues and contracts or services that can be sold or assigned to another provider upon liquidation or sale of a business.

As of June 30, 2015, approximately 14% of our portfolio consists of loans to and investments in companies involved in the media industry (such as outdoor advertising and radio broadcasting companies). We believe that these sectors present significant investment opportunities that possess attractive loan attributes. These include, but are not limited to, long-term tangible and intangible assets, the ability to perfect our security interest in the collateral, relatively stable revenue and cash flow profile, the ability to foreclose on and transport the underlying collateral should we need to take control of it, and a broad market of participants to purchase or operate the business and assets in the event of foreclosure.

Investment Selection

Our investment adviser’s investment committee is responsible for all aspects of our investment process. The current members of the investment committee are John Stuart, our Chairman, Gregg Felton, our Chief Executive Officer and President, and Lawrence Chua and Crandall Deery, who each serve as a Senior Vice President of Full Circle Advisors. While the investment strategy involves a team approach, whereby potential transactions are screened by various members of the investment committee, Mr. Stuart and Mr. Felton, who serves as Chief Investment Officer of Full Circle Advisors, must approve of all investments in order for them to proceed. The stages of our investment selection process are as follows:

Deal Generation/Origination

Deal generation and origination is maximized through long-standing and extensive relationships with industry contacts, brokers, commercial and investment bankers, entrepreneurs, services providers such as lawyers and accountants, as well as current and former clients, portfolio companies and investors. Our investment adviser’s investment committee supplements these lead generators by also utilizing broader marketing efforts, such as attendance at prospective borrower industry conventions, an active calling effort to smaller private equity firms and sponsors, and through web presence and search tool optimizations. They also focus their deal generation and origination efforts on lower middle-market and middle-market companies. Our investment adviser’s investment committee has developed a reputation as a knowledgeable and reliable source of capital, providing value-added industry advice and financing assistance to borrowers’ businesses.

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

Exit Strategy.  We predominantly invest in companies that provide multiple alternatives for an eventual exit. We seek companies that we believe will provide a stable underlying asset value and a steady stream of cash flow that will allow for repayment from refinancing, asset or business sales and principal amortization. We believe that such asset coverage combined with internally generated cash flow, which primarily provides for the payment of interest on, and the repayment of the principal of, our investments in portfolio companies represents a key means by which we will be able to service our loans and eventually exit from our investments over time.

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

Our investment adviser’s due diligence typically includes:

•	review of historical and prospective financial information;
•	research relating to the company’s management, industry, markets, products and services and competitors;
•	on-site visits and verification of collateral;
•	interviews with management, employees, customers and vendors of the potential portfolio company;
•	review of loan documents;
•	asset and business value appraisals by third party advisors; and
•	background checks.

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

Ongoing Relationship with Portfolio Companies

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may also receive fees for these services. Full Circle Service Company provides such managerial assistance on our behalf to portfolio companies that request guidance. With regard to the Control Investments in Texas Westchester Financial, LLC, TransAmerican Asset Servicing Group, LLC, Takoda Resources Inc., and The Finance Company, LLC, the Company has provided managerial assistance during the year ended June 30, 2015 for which no fees were charged. Our Chairman, John Stuart, currently serves as a director of The Finance Company, LLC, New Media West, LLC and Takoda Resources Inc. Lawrence Chua, a Senior Vice President of Full Circle Advisors, serves on the board of Takoda Resources Inc. As of June 30, 2015, only one non-control investment, JN Medical Corporation, had accepted our offer for managerial services during the fiscal year ended June 30, 2015. No fees have been charged to JN Medical Corporation for such services.

Monitoring

Our investment adviser monitors our portfolio companies on an ongoing basis. It monitors the financial trends of each portfolio company to determine if it is meeting its business plan and to assess the appropriate course of action for each company.

Our investment adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

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

In addition to various risk management and monitoring tools, our investment adviser also uses an investment rating system to characterize and monitor each debt investment in our portfolio.

We use an investment rating scale of 1 to 5. The following is a description of the conditions associated with each debt investment rating:

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

Our investment adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. As of June 30, 2015, the weighted average investment rating on the fair market value of our portfolio was 2.96. In connection with our valuation process, our investment adviser reviews these debt investment ratings on a quarterly basis and reports any changes to the debt investment rating of a portfolio company quarterly. The investment rating of a particular debt investment should not, however, be deemed to be a guarantee of the investment’s future performance.

Valuation Procedures

We conduct the valuation of our assets, pursuant to which our net asset value is determined, at all times consistent with generally accepted accounting principles in the United States (“GAAP”) and the 1940 Act. Our valuation procedures are set forth in more detail below:

Securities for which market quotations are readily available on an exchange are valued at such price as of the closing price on the day of valuation. We may also obtain quotes with respect to certain of our investments from pricing services or brokers or dealers in order to value assets. When doing so, we determine whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined adequate, we use the quote obtained.

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of our investment adviser or Board of Directors, does not represent fair value, which currently represents the majority of the investments in our portfolio each be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with the senior management of our investment adviser; and (iii) independent third-party valuation firms engaged by, or on behalf of, the Board of Directors will conduct independent appraisals and review management’s preliminary valuations or make their own assessment for all material assets; (iv) the Board of Directors will discuss valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the investment adviser and, where appropriate, the respective third-party valuation firms.

Our investment adviser’s recommendation of fair value is generally based on the following factors, as relevant:

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

The good faith determination of fair value by our Board of Directors involves subjective judgments and estimates.

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

The following is a representative list of the industries in which we have invested:

• Asset Recovery Services	• Beverages	• Cable TV/Broadband Services
• Consumer Financing	• Equipment Rental Services	• Healthcare Services
• Industrial Metal Treatings	• Information and Data Services	• Information Retrieval Services
• Outdoor Advertising Services	• Radio Broadcasting	• Geophysical Surveying and Mapping Services
• Energy Efficiency Services	• Munitions	• Food Distributors and Wholesalers
• Aerospace Parts Plating and Finishing	• Staffing Services	• Medical Transcription Services
• Stationary, Tablets, and Related Products	• Art Dealers	• Real Estate Management Services
• Financial Services	• Maritime Security Services	• Healthcare Billing and Collections
• Wireless Communications	• Television Programming	• Electric Services
• Oil and Gas Field Services	• Biological Products	• Industrial Molded Products
• Non-Residential Property	• Specialty Pharmaceuticals	• Building Cleaning and Maintenance Services
• Internet Advertising	• Gambling Machine Manufacturer	• Data Connectivity Service Company
• IT and Business Skill Training	• Mobile Device Management	• Daily and Weekly Newspaper Publisher
• Hotel Operator	• Medical Liability Claims Factoring	• Power Generation
• Appliance Parts Distributor	• Grain Mill Products	• Residential Property

At June 30, 2015, our portfolio was invested approximately 80.7% in senior secured loans, 5.2% in subordinated secured loans, 2.1% in unsecured notes and the remaining 12.0% in limited liability companies, common stock, and equity warrants.

While gross exposure to equity investments is 12.0%, net exposure to equity investments is 5.5% as the net exposure to Granite Ridge, LLC is $2.6 million when taking the deposit on the swap contract into account. This is comprised of the common stock investment of $13.0 million netted against the Deposit from Swap Counterparty of $10.4 million, as shown on the Consolidated Statements of Assets and Liabilities.

TEN LARGEST PORTFOLIO INVESTMENTS AS OF JUNE 30, 2015

Our ten largest portfolio company investments at June 30, 2015, based on the combined fair value of the debt and equity securities we hold in each portfolio company, were as follows:

		At June 30, 2015
Portfolio Company	Industry	Cost	Fair Value	% of Net Asset Value
Granite Ridge Energy, LLC	Power Generation	$12,975,000	$12,975,000	12.98%
Good Technology Corporation	Mobile Device Management	10,490,573	11,135,067	11.14
Pristine Environments, Inc.	Building Cleaning and Maintenance Services	10,196,273	10,720,287	10.73
Davidzon Radio, Inc.	Radio Broadcasting	8,991,089	9,262,098	9.27
Butler Burgher Group, LLC	Real Estate Management Services	8,047,752	8,516,728	8.52
Sundberg America, LLC et al	Appliance Parts Distributor	7,960,112	7,960,112	7.97
PR Wireless, Inc.	Wireless Communications	8,253,042	7,952,175	7.96
Bioventus, LLC	Specialty Pharmaceuticals	5,944,426	5,970,000	5.97
OPS Acquisitions Limited and Ocean Protection Services Limited	Maritime Security Services	5,913,412	5,968,246	5.97
Fuse, LLC	Television Programming	7,041,962	5,775,000	5.78
Total		$85,813,641	$86,234,713	86.29%

For a description of the factors relevant to the values of the above portfolio investments for the year ended June 30, 2015, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”

Set forth below are descriptions of the ten largest portfolio investments as of June 30, 2015:

Granite Ridge Energy, LLC

Granite Ridge Energy, LLC is an independent power producer that owns and operations a 720-megawatt gas-fired, combined cycle electric generating facility, located in Londonderry, New Hampshire.

Good Technology Corporation

Good Technology produces products for managing and securing apps and data on mobile devices in a business environment. Good Technology is headquartered in Sunnyvale, California. More than 6,200 organizations in over 190 countries use Good Technology solutions, including leaders in commercial banking, insurance, healthcare, aerospace and defense.

Pristine Environments, Inc.

Pristine Environments, Inc. provides facilities maintenance services to large commercial and government clients. Pristine Environments, Inc. manages, maintains and optimizes the performance of mission critical facilities for corporate real estate owners in nearly 100 million square feet of specialized buildings through North America. Pristine Environments, Inc. is headquartered in McLean, Virginia and has operations nationwide.

Davidzon Radio, Inc.

Davidzon Radio, Inc. engages in radio broadcasting activities through its ownership and operation of an AM radio station in the New York, New York market. Davidzon’s station is operated on a brokered time model whereby blocks of broadcast time are sold under fixed price, multi-year contracts to independent programmers.

Butler Burgher Group, LLC

Butler Burgher Group, LLC is a national provider of commercial real estate appraisals. Butler Burgher Group, LLC is headquartered in Dallas, Texas and has 21 offices nationwide.

Sundberg America, LLC et, al.

Sundberg America, LLC is a wholesale distributor of replacement parts for household appliance parts, heating, ventilation, and air conditioning HVAC parts, water filters, ice makers, and specialty cleaning products to repairmen and dealers, primarily in the Midwest. Sundberg America, LLC is headquartered in Chicago, Illinois.

PR Wireless, Inc.

PR Wireless, Inc. operates under the OpenMobile brand name and is a mobile network operator that provides wireless telephony services throughout Puerto Rico.

Bioventus, LLC

Bioventus, LLC manufactures and distributes bone stimulation devices for customers in the United States and internationally. Bioventus, LLC is headquartered in Durham, North Carolina.

OPS Acquisitions Limited and Ocean Protection Services Limited

Ocean Protection Services, Ltd. based in London, United Kingdom, is a leading maritime security services provider to the global shipping industry.

Fuse, LLC

Fuse, LLC, (formerly known as SiTV, LLC), does business as NUVOtv and provides a mixture of original and acquired English language entertainment and lifestyle content targeted at Hispanic Americans. The company maintains headquarters in Los Angeles, California.

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

For the periods commencing on April 1, 2015 and ending on June 30, 2015 and commencing on July 1, 2015 and ending on June 30, 2016, Full Circle Advisors has agreed to waive the portion of the base management fees and incentive fees that Full Circle Advisors would otherwise be entitled to receive pursuant to our Investment Advisory Agreement to the extent required in order for Full Circle Capital to earn net investment income sufficient to support the distribution payment on the shares of our common stock outstanding on the relevant record date for each monthly distribution as then declared by our board of directors. The determination of the amount to be waived will be finalized as of the end of the fiscal year for each period, with such amounts being accrued on a quarterly basis. Net investment income is defined as net income before net realized gains (losses) and unrealized gains (losses), in each case, as determined in accordance with GAAP. Full Circle Advisors will not be entitled to recoup any amount of base management fees that it waives pursuant to this agreement. There can be no assurance that Full Circle Advisors will extend the waiver beyond June 30, 2016.

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

The Company may enter into swap agreements to sell all or a portion of the economics, such as the right to receive all or a portion of the dividends, interest, capital appreciation or principal payments to which we may be entitled, with respect to certain debt or equity investments if we believe it may be appropriate to reduce our risk exposure to a specific portfolio company or we can achieve a higher overall return on our invested capital. For example, on June 30, 2015, we funded a $2.6 million synthetic secured loan in the form of a total return swap. More specifically, we purchased 60,000 shares of Granite Ridge Holdings, LLC, a power generation company, for approximately $13 million. We contemporaneously entered into a collateralized swap agreement with another private fund, which posted approximately $10.4 million of cash collateral, whereby we swapped the returns on the shares for a fixed rate of 15.0% on the net loan amount. Under the terms of the swap, the Company expects to receive periodic payments from the counterparty. These periodic payments will be recorded as realized capital gains for accounting purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The Company’s aggregate payments to the counterparty during the term of the swap, the amounts of which are determined and based on the dividends received on, and the changes in fair value of, the underlying common stock, will be recorded by the Company as capital gains or losses for GAAP purposes, depending upon the performance of the underlying common stock. All payments made by the Company to the counterparty during the term of the swap will be recorded as realized capital losses.

Notwithstanding GAAP treatment of interim payments, Full Circle Advisors has agreed to determine any capital gains incentive fee resulting from the swap upon the termination of the swap. Any amounts received from the swap by the Company will be evaluated under the capital gains incentive fee portion of the investment advisory agreement with Full Circle Advisors at such time. Full Circle Advisors will not be entitled to any income incentive fees under its investment advisory agreement with the Company as a result of the swap. In addition, Full Circle Advisors has agreed to waive its base management fee with respect to the portion of the swap that is covered by collateral received from the counterparty.

Similarly, Full Circle Advisors has agreed to waive any income incentive fees attributable to dividends paid on the common stock underlying the swap during the term of the swap. In addition, any gain the Company might realize from the disposition of the underlying common stock will be offset against the capital loss resulting from the Company’s payment to the counterparty upon termination of the Agreement. Notably, the Company intends to dispose of the underlying common stock upon termination of the swap.

The Company has determined that the swap will be treated as a “bad asset” for purposes of the 1940 Act in view of the counterparty involved and that the underlying common stock will be treated as a “good asset” for purposes of the 1940 Act. For purposes of computing the capital gains incentive fee, Full Circle Advisors will become entitled to a capital gains incentive fee upon the termination or disposition of any swaps or derivatives, at which point all net gains and losses of the underlying securities constituting the reference assets of the swaps or derivatives, as well as any payments received from the counterparty to the swap, will be realized. For purposes of computing our income incentive fee, Full Circle Advisors will not be entitled to an income incentive fee with respect to swaps or derivatives. Any unrealized appreciation on such investments, if any, will be reflected in total assets in our consolidated balance sheet and included in the computation of our base management fee.

All such swaps or derivatives will be reflected as portfolio investments and any resulting gain or loss will be reflected in Full Circle Capital’s income statements. While the investment advisory agreement with Full Circle Advisors neither includes nor contemplates the inclusion of net unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of the AICPA Technical Practice Aid for investment companies, we will accrue capital gains incentive fees on unrealized gains. This accrual will reflect the incentive fees that would be payable to Full Circle Advisors if our entire investment portfolio was liquidated at its fair value as of the balance sheet date even though Full Circle Advisors will not be entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

For purposes of the asset coverage ratio test applicable to us as a BDC, we will treat the outstanding notional amount of any swaps or derivatives, less the total amount of cash collateral posted under any swaps or derivatives we hold (if any), as a senior security for the life of that instrument. We may, however, accord different treatment to any such swaps or derivatives in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC.

Further, for purposes of Section 55(a) under the 1940 Act, we will treat each loan underlying any swaps or derivatives as a qualifying asset if the obligor on such loan is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company. We may, however, accord different treatment to any swaps or derivatives in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC. Incentive fees would increase if, and to the extent that, we earn greater interest income through our investments in portfolio companies or realize additional capital gains upon the sale of warrants or other equity investments in such companies.

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

Alternative 2:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 2.70%
Hurdle rate(1) = 1.75%
Management fee(2) = 0.4375%
Other expenses (legal, accounting, transfer agent, etc.)(3)= 0.20%

Pre-incentive fee net investment income
  (investment income – (management fee + other expenses)) = 2.0625%

Incentive fee = 100% × pre-incentive fee net investment income, subject to the “catch-up”(4)

= 100% × (2.0625% – 1.75%)

= 0.3125%

Alternative 3:

Assumptions

Investment income (including interest, dividends, fees, etc.) = 3.00%
Hurdle rate(1) = 1.75%
Management fee(2) = 0.4375%
Other expenses (legal, accounting, transfer agent, etc.)(3)= 0.20%

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

Duration and Termination

Our Board of Directors initially approved the Investment Advisory Agreement on July 8, 2010 and most recently re-approved such agreement on June 22, 2015. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year to year if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not parties to such agreement or who are not “interested persons” of any such party, as such term is defined in Section 2(a)(19) of the 1940 Act. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may also be terminated by either party without penalty upon not more than 60 days’ written notice to the other party. See “Risk Factors — Risks Relating to Our Business and Structure — Our investment adviser has the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

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

Board Approval of the Investment Advisory Agreement

Our Board of Directors determined at a meeting held on June 22, 2015 to re-approve the Investment Advisory Agreement. In its consideration of the re-approval of the Investment Advisory Agreement, the Board of Directors focused on current, historical and projected information it had received relating to, among other things:

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

For purposes of computing the capital gains incentive fee, Full Circle Advisors will become entitled to a capital gains incentive fee upon the termination or disposition of any swaps or derivatives, at which point all net gains and losses of the underlying securities constituting the reference assets of the swaps or derivatives, as well as any payments received from the counterparty to the swap will be realized. For purposes of computing our income incentive fee, Full Circle Advisors will not be entitled to an income incentive fee with respect to swaps or derivatives. Any unrealized appreciation on such investments, if any, will be reflected in total assets in our consolidated balance sheet and included in the computation of our base management fee.

All such swaps or derivatives will be reflected as portfolio investments and any resulting gain or loss will be reflected in Full Circle Capital’s income statements. While the investment advisory agreement with Full Circle Advisors neither includes nor contemplates the inclusion of net unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of the AICPA Technical Practice Aid for investment companies, we will accrue capital gains incentive fees on unrealized gains. This accrual will reflect the incentive fees that would be payable to Full Circle Advisors if our entire investment portfolio was liquidated at its fair value as of the balance sheet date even though Full Circle Advisors will not be entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

For purposes of the asset coverage ratio test applicable to us as a BDC, we will treat the outstanding notional amount of any swaps or derivatives, less the total amount of cash collateral posted under any swaps or derivatives we hold (if any), as a senior security for the life of that instrument. We may, however, accord different treatment to any such swaps or derivatives in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC. Further, for purposes of Section 55(a) under the 1940 Act, we will treat each loan underlying any swaps or derivatives as a qualifying asset if the obligor on such loan is an eligible portfolio company and as a non-qualifying asset if the obligor is not an eligible portfolio company. We may, however, accord different treatment to any swaps or derivatives in the future in accordance with any applicable new rules or interpretations adopted by the staff of the SEC. Incentive fees would increase if, and to the extent that, we earn greater interest income through our investments in portfolio companies or realize additional capital gains upon the sale of warrants or other equity investments in such companies.

Administration Agreement

Full Circle Service Company, a Delaware limited liability company, serves as our administrator. The principal executive offices of Full Circle Service Company are located at 102 Greenwich Avenue, 2nd Floor, Greenwich, CT 06830. Pursuant to an Administration Agreement most recently ratified by our Board of Directors on June 22, 2015, Full Circle Service Company furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, Full Circle Service Company also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders. In addition, Full Circle Service Company assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of Full Circle Service Company’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the compensation of our Chief Financial Officer and our allocable portion of the compensation of any administrative support staff employed by the Administrator, directly or indirectly. Under the Administration Agreement, Full Circle Service Company will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

Staffing

We do not currently have any employees. Mr. Stuart, our Chairman, and Mr. Felton, our Chief Executive Officer and President, currently serve as managing members of our investment adviser, Full Circle Advisors. The services of Mr. Sell, our Chief Financial Officer, Secretary, and Treasurer, are provided by Full Circle Service Company in accordance with the terms of the Administration Agreement. Salvatore Faia, our Chief Compliance Officer, is the President of Vigilant Compliance Services and performs his function under the terms of an agreement between Full Circle Service Company and Vigilant Compliance Services.

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

We are not generally able to sell our common stock at a price below net asset value per share. See “Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a business development company affect our ability to raise additional capital and the way in which we do so. As a business development company, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.” We may, however, sell our common stock at a price below net asset value per share (i) in connection with a rights offering to our existing stockholders, (ii) with the consent of the majority of our common stockholders, or (iii) under such other circumstances as the SEC may permit. For example, we may sell our common stock at a price below the then current net asset value of our common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve our policy and practice of making such sales. In this regard, at our most recent Annual Stockholders Meeting, our common stockholders voted to allow us to issue common stock at a price below net asset value per share for a period of one year ending on the earlier of January 16, 2016 or our next Annual Stockholders Meeting, which we expect to be held in January 2016. The maximum number of shares issuable below net asset value in each offering is limited to 25% of our then outstanding common stock. Any such offering is subject to approval by our Board of Directors and its determination that the price at which our common stock to be issued and sold is not less than a price which closely approximates the market value of such common stock. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

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

Item 1A.  Risk Factors

RISK FACTORS

Investing in our securities involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, you should consider carefully the following information before making an investment in our securities. The risks set out below are the principal risks with respect to an investment in our securities, and with respect to business development companies. They may not be the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us might also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, our net asset value and the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

Our investment portfolio is recorded at fair value, with our Board of Directors having final responsibility for overseeing, reviewing and determining, in good faith, its estimate of fair value and, as a result, there is uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined by us in accordance with our written valuation policy, with our Board of Directors having final responsibility for overseeing, reviewing and determining, in good faith, our estimate of fair value. Typically, there will not be a public market for the securities of the privately held companies in which we invest. As a result, we value these securities quarterly at fair value based on input from management, third party independent valuation firms and our audit committee, with the oversight, review and approval of our Board of Directors.

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

We compete for investments with other BDCs and investment funds (including private equity funds, mezzanine funds and small business investment companies), as well as traditional financial services companies such as commercial banks and other sources of funding. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. For example, some competitors have a lower cost of capital and access to funding sources that are not available to us, including from federal government agencies through federal rescue programs such as the U.S. Department of Treasury’s Financial Stability Plan (formerly known as the Troubled Asset Relief Program) or the Small Business Administration. In addition, some of our competitors have higher risk tolerances or different risk assessments than we have. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we are able to offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the market for investments in lower middle-market and middle-market companies is underserved by traditional commercial banks and other financing sources. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms. Furthermore, many of our competitors have greater experience operating under, or are not subject to, the regulatory restrictions that the 1940 Act imposes on us as a BDC. We believe that certain of our competitors will make first and second lien loans with interest rates and returns that are comparable to or lower than the rates and returns that we target. Therefore, we do not seek to compete solely on the interest rates and returns that we offer to potential portfolio companies.

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

If our investment adviser forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance and our allocation procedures. While we may co-invest with investment entities managed by Full Circle Advisors or its affiliates, to the extent permitted by the 1940 Act and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investment. As a result, we and Full Circle Advisors have applied for exemptive relief from the SEC under the 1940 Act, which, if granted, would allow additional latitude to co-invest. However, there is no assurance when, or even if, we will obtain such relief. In the event the SEC does not grant us relief, we will be limited in our ability to invest in certain portfolio companies in which Full Circle Advisors or any of its respective affiliates are investing or are invested. Even if we are able to obtain exemptive relief, we will be unable to participate in certain transactions originated by Full Circle Advisors or its respective affiliates prior to receipt of such relief.

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

We have also adopted a Code of Ethics which applies to, among others, our senior officers, including our Chief Executive Officer, Chairman and Chief Financial Officer, as well as all of our officers, directors and employees. Our Code of Ethics requires that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Pursuant to our Code of Ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our Chief Compliance Officer. Our Audit Committee is charged with approving any waivers under our Code of Ethics. As required by the NASDAQ corporate governance listing standards, the Audit Committee of our Board of Directors is also required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).

There are potential conflicts of interest between us and FC Capital Investment Partners (“FCCIP”) which could impact our investment returns.

FCCIP is a multiple series private fund for which we serve as the managing member and investment adviser. Certain of our officers serve or may serve in an investment management capacity to FCCIP. As a result, investment professionals may allocate such time and attention as is deemed appropriate and necessary to carry out operations of FCCIP. In this respect, they may experience diversions of their attention from us and potential conflicts of interest between their work for us and their work for FCCIP in the event that the interests of FCCIP run counter to our interests.

FCCIP invests in the same or similar asset classes that we target. These investments may be made at the direction of the same individuals acting in their capacity on behalf of us and FCCIP. As a result, there may be conflicts in the allocation of investment opportunities between us and FCCIP. We may or may not participate in investments made by funds managed by us or one of our affiliates.

If FCCIP grows, we may have to register as a registered investment adviser, which would subject us to increased regulatory burdens.

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

The incentive fee payable by us to our investment adviser also may induce Full Circle Advisors to invest on our behalf in instruments that have a deferred interest feature, even if such deferred payments would not provide cash necessary to enable us to pay current distributions to our stockholders. Under these investments, we would accrue interest over the life of the investment but would not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, will include accrued interest. Thus, a portion of this incentive fee would be based on income that we have not yet received in cash. In addition, the “catch-up” portion of the incentive fee may encourage Full Circle Advisors to accelerate or defer interest payable by portfolio companies from one calendar quarter to another, potentially resulting in fluctuations in timing and distribution amounts.

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

Any failure on our part to maintain our status as a BDC would reduce our operating flexibility.

We have elected to be treated as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their gross assets in specified types of securities, primarily in private companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to the substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility, and could significantly increase our costs of doing business.

Regulations governing our operation as a BDC affect our ability to raise additional capital and the way in which we do so. As a business development company, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. As of September 14, 2015, we had approximately $33.6 million principal amount of 8.25% Notes due 2020 (the “Notes”) outstanding. As of September 14, 2015, we had approximately $9.9 million of outstanding borrowings under our $45 million senior secured credit facility (the “Credit Facility”) with Santander Bank, N.A. f/k/a Sovereign Bank, N.A. (“Santander Bank”), subject to borrowing base requirements. If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. We borrow from and issue senior debt securities to banks, insurance companies and/or other lenders. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make dividend payments on our common stock. We may enter into swap agreements to sell all or a portion of the economics with respect to certain investments from time to time, which may be viewed as leverage under the 1940 Act. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our investment adviser, Full Circle Advisors, is payable based on our gross assets, including those assets acquired through the use of leverage, Full Circle Advisors has a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to Full Circle Advisors.

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

Assumed Return on Our Portfolio(1)(2)
(net of expenses)

	-10.0%	-5.0%	0.0%	5.0%	10.0%
Corresponding net return to common stockholder	-17.88%	-10.27%	-2.66%	4.95%	12.56%

(1)	Assumes $152.1 million in total portfolio assets, $33.6 million in senior securities, $99.9 million in net assets, and an average cost of funds of 7.90%. Actual interest payments may be different.
(2)	In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our June 30, 2015 total assets of at least 1.75%.

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

Further downgrades of the U.S. credit rating, impending automatic spending cuts or another government shutdown could negatively impact our liquidity, financial condition and earnings.

Recent U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. Since 2010, several European Union (“EU”) countries, including Greece, Ireland, Italy, Spain, and Portugal, have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as China, may have a severe impact on the worldwide and United States financial markets. We cannot predict the effects of these or similar events in the future on the United States economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

In October 2014, the U.S. Federal Reserve announced that it has terminated its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, showed signs of improvement. It is unclear what effect, if any, the Federal Reserve’s termination of quantitative easing will have on the value of our investments. However, it is possible that without quantitative easing by the Federal Reserve, these developments, along with the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

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

Risks Relating to Our Investments

Our investments are very risky and highly speculative, and the lower middle-market and middle-market companies we target may have difficulty accessing the capital markets to meet their future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

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

In addition, investing in lower middle-market and middle-market companies involves a number of significant risks, including:

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

Investing in lower middle-market and middle-market companies involves a high degree of risk and our financial results may be affected adversely if one or more of our significant portfolio investments defaults on its loans or fails to perform as we expect.

Our portfolio consists primarily of debt and equity investments in privately owned lower middle-market and middle-market companies. Investing in lower middle-market and middle-market companies involves a number of significant risks. Typically, the debt in which we invest is not initially rated by any rating agency; however, we believe that if such investments were rated, they would be below investment grade. Compared to larger publicly owned companies, these lower middle-market and middle-market companies may be in a weaker financial position and experience wider variations in their operating results, which may make them more vulnerable to economic downturns and other business disruptions. Typically, these companies need more capital to compete; however, their access to capital is limited and their cost of capital is often higher than that of their competitors. Our portfolio companies face intense competition from larger companies with greater financial, technical and marketing resources and their success typically depends on the managerial talents and efforts of an individual or a small group of persons. Therefore, the loss of any of their key employees could affect a portfolio company’s ability to compete effectively and harm its financial condition. Further, some of these companies conduct business in regulated industries that are susceptible to regulatory changes. These factors could impair the cash flow of our portfolio companies and result in other events, such as bankruptcy. These events could limit a portfolio company’s ability to repay its obligations to us, which may have an adverse effect on the return on, or the recovery of, our investment in these businesses. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the value of the loan’s collateral and the fair market value of the loan.

Most of the loans in which we invest are not structured to fully amortize during their lifetime. Accordingly, if a borrower has not previously pre-paid its loan to us, a significant portion of the principal amount due on such a loan may be due at maturity. As of June 30, 2015, none of the Level 3 debt instruments in our portfolio, on a fair value basis, will fully amortize prior to maturity and 48% of the Level 3 debt instruments in our portfolio, on a fair value basis, will partially amortize prior to maturity. In order to create liquidity to pay the final principal payment, borrowers typically must raise additional capital or sell their assets, which could potentially result in the collateral being sold for less than its fair market value. If they are unable to raise sufficient funds to repay us or we have not elected to enter into a new loan agreement providing for an extended maturity, the loan will go into default, which will require Full Circle Capital to foreclose on the borrower’s assets, even if the loan was otherwise performing prior to maturity. This will deprive Full Circle Capital from immediately obtaining full recovery on the loan and prevent or delay the reinvestment of the loan proceeds in other, more profitable investments. Moreover, there are no assurances that any recovery on such loan will be obtained.

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

We invest primarily in senior secured term debt issued by lower middle-market and middle-market companies. Our portfolio companies may have, or may be permitted to incur, other debt that ranks equally with, or in some cases senior to, the debt in which we invest. By their terms, such debt instruments may entitle the holders to receive payment of interest or principal on or before the dates on which we are entitled to receive payments with respect to the debt instruments in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

Our portfolio may hold a limited number of portfolio companies. For example, the 5 largest investments in our portfolio as of June 30, 2015 represented 35% of the portfolio assets of the Company. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments may be concentrated in relatively few companies. As our portfolio is less diversified than the portfolios of some larger funds, we are more susceptible to failure if a single loan fails. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.

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

As of June 30, 2015, our investments in the business services industry (such as companies that provide services related to data and information, information retrieval, asset recovery, and energy efficiency services) represented approximately 35% of the fair value of our portfolio, our investments in the media industry represented approximately 14% of the fair value of our portfolio, and our investments in the healthcare industry represented approximately 6% of the fair value of our portfolio. In addition, we may from time to time invest a relatively significant percentage of our portfolio in industries we do not necessarily target. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

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

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments or repay our Credit Facility, depending on future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments could negatively impact our return on equity, which could result in a decline in the market price of our common stock. The investments in our portfolio have historically experienced limited prepayments.

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

We may enter into swap agreements which expose us to certain risks, including the risk that we may incur expenses seeking payments from a portfolio company on behalf of a counterparty to a swap agreement.

We may enter into swap agreements to sell all or a portion of the economics, such as the right to receive all or a portion of the dividends, interest, capital appreciation or principal payments to which we may be entitled, with respect to certain debt or equity investments if we believe we can achieve a higher overall return on our invested capital or where we believe it may be appropriate to reduce our risk exposure to a specific portfolio company.

For example, we have entered into a swap agreement to transfer the right to receive any capital appreciation and dividend income from one of our equity investments to a third party in exchange for periodic fixed payments. We will be required to maintain a proportionate liability on our balance sheet, which will have the effect of increasing our gross assets, and therefore the amount of our base management fee payable to our adviser. In addition, our adviser has agreed to waive any applicable incentive fees based upon realized capital gains or dividend income from the underlying equity investment during the term of the swap to the extent such amounts are not offset by payments required pursuant to the terms of our swap agreement.

If we enter into additional swap agreements with respect to our investments, we may be obligated to seek enforcement of the rights of counterparties to such swap agreements to recover payments due to other parties from the portfolio company, even though we may not be entitled to such payments. As a result, we may incur expenses seeking recovery of payments from a portfolio company or others even though we may not be entitled to retain those payments.

Risks Relating to Our Common Stock

Shares of closed-end investment companies, including BDCs, may trade at a discount to their net asset value.

Shares of closed-end investment companies, including BDCs, may trade at a discount from net asset value. This characteristic of closed-end investment companies and business development companies is separate and distinct from the risk that our net asset value per share may decline. Our common stock is currently trading below net asset value and we cannot predict whether, in the future, our common stock will trade at, above, or below net asset value.

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

The 1940 Act prohibits us from selling shares of our common stock at a price below the current net asset value per share of such stock, with certain exceptions. One such exception is prior stockholder approval of issuances below net asset value provided that our Board of Directors makes certain determinations. At our most recent Special Meeting of Stockholders, our stockholders approved a proposal that authorizes us to sell shares of our common stock below the then current net asset value per share of our common stock in one or more offerings for a period of approximately one year ending on the earlier of January 16, 2016 or our next Annual Stockholders Meeting, which we expect to be held in January 2016. Continued access to this exception will require approval of similar proposals at future stockholder meetings. Any decision to sell shares of our common stock below the then current net asset value per share of our common stock would be subject to the determination by our Board of Directors that such issuance is in our and our stockholders’ best interests.

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

Illustration:  Example of Dilutive Effect of the Issuance of Shares Below Net Asset Value. Assume that Company XYZ has 1,000,000 total shares outstanding, $15,000,000 in total assets and $5,000,000 in total liabilities. The net asset value per share of the common stock of Company XYZ is $4.00. The following table illustrates the reduction to net asset value, or NAV, and the dilution experienced by Stockholder A following the sale of 40,000 shares of the common stock of Company XYZ at $3.00 per share, a price below its NAV per share.

	Prior to Sale Below NAV	Following Sale Below NAV		Percentage Change
Reduction to NAV
Total Shares Outstanding	1,000,000	1,040,000		4.0%
NAV per share	$4.00	$3.96		(1.0)%
Dilution to Existing Stockholder
Shares Held by Stockholder A	10,000	10,000	(1)	0.0%
Percentage Held by Stockholder A	1.00%	0.96%		(3.8)%
Total Interest of Stockholder A in NAV	$40,000	$39,615		(1.0)%

(1)	Assumes that Stockholder A does not purchase additional shares in the sale of shares below NAV.

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

If we issue preferred stock, the net asset value and market value of our common stock will likely become more volatile.

We cannot assure you that the issuance of preferred stock would result in a higher yield or return to the holders of the common stock. The issuance of preferred stock would likely cause the net asset value and market value of the common stock to become more volatile. If the dividend rate on the preferred stock were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of the common stock would be reduced. If the dividend rate on the preferred stock were to exceed the net rate of return on our portfolio, the leverage would result in a lower rate of return to the holders of common stock than if we had not issued preferred stock. Any decline in the net asset value of our investments would be borne entirely by the holders of common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of common stock than if we were not leveraged through the issuance of preferred stock. This greater net asset value decrease would also tend to cause a greater decline in the market price for the common stock. We might be in danger of failing to maintain the required asset coverage of the preferred stock or of losing our ratings, if any, on the preferred stock or, in an extreme case, our current investment income might not be sufficient to meet the dividend requirements on the preferred stock. In order to counteract such an event, we might need to liquidate investments in order to fund a redemption of some or all of the preferred stock. In addition, we would pay (and the holders of common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, including higher advisory fees if our total return exceeds the dividend rate on the preferred stock. Holders of preferred stock may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

Holders of any preferred stock we might issue would have the right to elect members of our Board of Directors and class voting rights on certain matters.

Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of our Board of Directors at all times and in the event dividends become two full years in arrears would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred stockholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, if any, or the terms of our credit facilities, if any, might impair our ability to maintain our qualification as a RIC for federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements.

Risks Relating to our Notes

Our Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

Our Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, our Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred, such as indebtedness under the Credit Facility, and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security). In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of our Notes. As of June 30, 2015, we did not have any outstanding borrowings under the Credit Facility.

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

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including trade creditors) and holders of preferred stock, if any, of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of our Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, our Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. As of June 30, 2015, none of our subsidiaries had outstanding borrowings to third parties. However, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to our Notes.

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

Any default under the agreements governing our indebtedness, including a default under the Credit Facility or other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on our Notes and substantially decrease the market value of our Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, including our Notes, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. In addition, any such default may constitute a default under our Notes, which could further limit our ability to repay our debt, including our Notes. If our operating performance declines, we may in the future need to seek to obtain waivers from the lenders under the Credit Facility or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Credit Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default and our lenders or debt holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including those under the Credit Facility, could proceed against the collateral securing the debt. Because the Credit Facility has, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness thereunder or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

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

Item 4.  Reserved

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Market under the symbol “FULL.” The following table sets forth the range of high and low sales prices of our common stock as reported on NASDAQ and our net asset value per share for each fiscal quarter during the last two most recently completed fiscal years:

		Price Range
	NAV(1)	High	Low
Fiscal 2015
Fourth quarter	$4.30	$3.84	$3.46
Third quarter	4.43	5.00	3.48
Second quarter	5.48	6.58	4.43
First quarter	6.24	7.98	6.05
Fiscal 2014
Fourth quarter	$6.38	$8.35	$7.35
Third quarter	7.20	9.59	6.67
Second quarter	7.09	8.60	6.73
First quarter	7.48	8.75	7.65

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.

The last reported sale price for our common stock on the NASDAQ Global Market on September 11, 2015 was $3.13 per share. As of September 4, 2015, there were approximately 90 holders of record of the common stock which did not include shareholders for whom shares are held in “nominee” or “street name.”

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

Date Declared	Record Date	Payment Date	Amount
Total Fiscal 2011			$0.751
Total Fiscal 2012			$0.918
Total Fiscal 2013			$0.924
Total Fiscal 2014			$0.864
Fiscal 2015:
May 2, 2014	July 31, 2014	August 15, 2014	$0.067
May 2, 2014	August 29, 2014	September 15, 2014	0.067
May 2, 2014	September 30, 2014	October 15, 2014	0.067
September 8, 2014	October 31, 2014	November 14, 2014	0.067
September 8, 2014	November 28, 2014	December 15, 2014	0.067
September 8, 2014	December 31, 2014	January 15, 2015	0.067
November 3, 2014	January 30, 2015	February 13, 2015	0.067
November 3, 2014	February 27, 2015	March 13, 2015	0.067
November 3, 2014	March 31, 2015	April 15, 2015	0.067
February 20, 2015	April 30, 2015	May 15, 2015	0.035
February 20, 2015	May 29, 2015	June 15, 2015	0.035
February 20, 2015	June 30, 2015	July 15, 2015	0.035
Total (2015)			$0.708
Fiscal 2016:
May 5, 2015	July 31, 2015	August 14, 2015	$0.035
May 5, 2015	August 31, 2015	September 15, 2015	0.035
May 5, 2015	September 30, 2015	October 15, 2015	0.035
August 4, 2015	October 30, 2015	November 13, 2015	0.035
August 4, 2015	November 30, 2015	December 15, 2015	0.035
August 4, 2015	December 31, 2015	January 15, 2016	0.035
Total 2016 to date			$0.210

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our taxable ordinary income or capital gains. In this regard, $1,302,681 of our distributions during the year ended June 30, 2015 constituted a return of capital to our stockholders. Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that the source of any distribution is our taxable ordinary income or capital gains.

During the year ended June 30, 2015, our distributions were made primarily from undistributed net investment income. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a business development company under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure shareholders that they will receive any distributions.

Sales of Unregistered Securities

We did not engage in unregistered sales of equity securities during the year ended June 30, 2015.

Issuer Purchases of Equity Securities

For the quarter ended June 30, 2015, as a part of our dividend reinvestment plan for our common stockholders, we purchased 19,608 shares of our common stock for an average price of approximately $3.57 per share in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines repurchases of our common stock during the quarter ended June 30, 2015.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 2015	10,595	$3.57	—	—
May 2015	4,706	$3.51	—	—
June 2015	4,307	$3.63	—	—
Total	19,608	$3.57	—	—

Performance Graph

This graph compares the return on our common stock with that of the S&P BDC Index and the Russell 2000 Index, for the period from September 1, 2010, the date our common stock began trading on the NASDAQ Stock Market, through June 30, 2015. The graph assumes that, on September 1, 2010, a person invested $100,000 in each of our common stock, the S&P BDC Index and the Russell 2000 Financial Services Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6.  Selected Financial Data

The following selected financial data is derived from our Consolidated Financial Statements which have been audited by Rothstein Kass for the years ended June 30, 2011 through June 30, 2013, by KPMG LLP for the year ended June 30, 2014, and by McGladrey LLP, our independent registered public accounting firm, for the year ended June 30, 2015. The data should be read in conjunction with our Consolidated Financial Statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year ended June 30, 2015		Year ended June 30, 2014		Year ended June 30, 2013		Year ended June 30, 2012		Year ended June 30, 2011(1)
Income Statement Data:
Total Investment Income	$17,749,343		$13,823,693		$12,046,023		$9,827,011		$7,959,637
Total Gross Expenses	10,557,114		7,792,972		6,665,442		5,307,300		4,172,566
Total Net Expenses	9,136,271		7,792,972		6,665,442		4,993,508		3,625,258
Net Investment Income	8,613,072		6,030,721		5,380,581		4,833,503		4,334,379
Net Increase (Decrease) in Net Assets Resulting from Operations	(5,200,728)		(7,622,395)		3,801,143		2,678,172		2,882,314
Per Share Data:
Net Investment Income(2)	0.63		0.71		0.77		0.78		0.70
Net Increase (Decrease) in Net Assets Resulting from Operations(2)	(0.35)		(0.88)		0.54		0.43		0.47
Dividends Declared	0.71		0.86		0.92		0.92		0.75
Balance Sheet Data:
Total Assets	160,724,982		156,284,362		113,063,839		99,449,379		88,495,049
Total Net Assets	$99,938,567		$72,980,277		$60,644,039		$53,442,785		$56,474,006
Other Data:
Total Return based on Market Value	(46.78	)%(3)	11.51	%(3)	15.12	%(3)	8.71	%(3)	(4.03	)%(4)
Total Return based on Net Asset Value	(21.53	)%(3)	(11.00	)%(3)	4.94	%(3)	6.20	%(3)	5.62%

(1)	Because we began full operations on August 31, 2010, the date of our initial public offering, our financial results for the year ended June 30, 2011 reflect approximately ten months of operations.
(2)	Per share data is based on average weighted shares outstanding, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our audited Consolidated Financial Statements.
(3)	Total return based on market value is based on the change in market price per share and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.
(4)	Total return based on market value is based on the change in market price per share assuming an investment at the initial public offering price of $9.00 per share and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.

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

The following analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes thereto contained elsewhere in this Form 10-K.

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

We invest primarily in senior secured loans and, to a lesser extent, second liens loans, mezzanine loans and equity securities issued by lower middle-market and middle-market companies that operate in a diverse range of industries. In our lending activities, we focus primarily on portfolio companies with both (i) tangible and intangible assets available as collateral and security against our loan to help mitigate our risk of loss, and (ii) cash flow to cover debt service. We believe this provides us with a more attractive risk adjusted return profile, with greater principal protection and likelihood of repayment.

Our investments generally range in size from $3 million to $10 million; however, we may make larger or smaller investments from time to time on an opportunistic basis. We focus primarily on senior secured loans and “stretch” senior secured loans, also referred to as “unitranche” loans, which combine characteristics of traditional first-lien senior secured loans and second-lien or subordinated loans. We believe that having a first lien, senior secured position provides us with greater control and security in the primary collateral of a borrower and helps to mitigate risk against loss of principal should a borrower default. Our stretch senior secured loans typically possess a greater advance rate against the borrower’s assets and cash flow, and accordingly carry a higher interest rate and/or greater equity participation, than traditional senior secured loans. Stretch senior secured loan instruments can provide borrowers with a more efficient and desirable solution than a senior bank line combined with a separate second lien or mezzanine loan obtained from another source. We also may invest in mezzanine, subordinated or unsecured loans. In addition, we may acquire equity or equity related interests from a borrower along with our debt investment. We attempt to protect against risk of loss on our debt investments by investing in borrowers with cash flows to cover debt service, while frequently securing our loans against tangible or intangible assets of our borrowers, which may include accounts receivable and contracts for services, and obtaining a favorable loan-to-value ratio, and in many cases, securing other financial protections or credit enhancements, such as personal guarantees from the principals of our borrowers, make well agreements and other forms of collateral, rather than lending predominantly against anticipated cash flows of our borrowers. We believe this allows us more options and greater likelihood of repayment from refinancing, asset sales of our borrowers and/or amortization.

We generally seek to invest in lower middle-market and middle-market companies in areas that we believe have been historically under-serviced, especially during and after the 2008/2009 credit crisis. These areas include industries that are outside the focus of mainstream institutions or investors due to required industry-specific knowledge or are too small to attract interest from larger investment funds or other financial institutions. Because we believe there are fewer banks and specialty finance companies focused on lending to these lower middle-market and middle-market companies, we believe we can negotiate more favorable terms on our debt investments in these companies than those that would be available for debt investments in comparable larger, more mainstream borrowers. Such favorable terms may include higher debt yields, lower leverage levels, more significant covenant protection and/or greater equity grants than typical of other transactions. We generally seek to avoid competing directly with other capital providers with respect to specific transactions in order to avoid the less favorable terms we believe are typically associated with such competitive bidding processes.

On June 4, 2014, we formed FC Capital Investment Partners (“FCCIP”), a multiple series private fund, for which we serve as the managing member and investment adviser. FCCIP was formed as a Delaware limited liability company and operates under a limited liability company agreement dated June 13, 2014. FCCIP closed its first series on June 17, 2014, raising approximately $5.6 million in capital from investors. FCCIP closed its second series on September 25, 2014, raising approximately $10.0 million in capital from investors. We may co-invest in certain portfolio investments from time to time with one or more series issued by FCCIP where we determine that the aggregate available investment opportunity exceeds what we believe would be appropriate for us to acquire directly, subject to certain conditions. In addition, we expect to receive certain fees or other distributions for FCCIP in connection with the services we provide to each series it may issue. Such fees may include management fees, incentive fees and administration fees and could be offset by expense caps or waivers in the future. During the year ended June 30, 2015, we recognized $67,163 in management fee income related to the services performed for FCCIP.

On July 14, 2014, we sold 506,000 shares of our common stock at $7.40 per share in a direct registered offering to certain investors for total gross proceeds of approximately $3.7 million.

On July 14, 2014, we closed an offering of $12,500,000 in aggregate principal amount of our 8.25% fixed-rate notes due 2020 (the “Notes”). The Notes were sold at price of $25.375 per note plus accrued interest from June 30, 2014, a premium to par value of $25.00 per Note, for total gross proceeds of approximately $12.7 million. The Notes are a further issuance of, rank equally in right of payment with, and form a single series with the $21.1 million of currently outstanding Notes that will mature on June 30, 2020, and may be redeemed in whole or in part at any time or from time to time at our option on or after June 30, 2016. The Notes are listed on the NASDAQ Global Market and trade under the trading symbol “FULLL.”

On March 30, 2015, we completed non-transferable rights offering to our stockholders of record as of 5:00 p.m., New York City time, on March 6, 2015. The rights entitled holders of rights to subscribe for an aggregate of up to 11,949,034 shares of our common stock. Our stockholders as of the record date received one right for each share of common stock owned on the record date. The rights entitled the holder to purchase one new share of common stock for every one right held and record date stockholders who fully exercised their rights were entitled to subscribe, subject to certain limitations and pro-rata allocation, for additional shares that remain unsubscribed as a result of any unexercised rights. The subscription price per share was $3.50. The net proceeds from this rights offering, after deducting the fee payable to the dealer managers and offering expenses, were approximately $37.8 million, which we received on April 6, 2015. In connection with this rights offering, the dealer manager received a fee for its financial advisory, marketing and soliciting services equal to a maximum of 4.0% of the subscription price per share for each share issued pursuant to the exercise of rights, including pursuant to the over-subscription privilege. We incurred offering expenses, including the dealer manager fee of $1,401,660, in connection with this rights offering.

Upon completion of the rights offering, for the periods commencing on April 1, 2015 and ending on June 30, 2015 and commencing on July 1, 2015 and ending on June 30, 2016, Full Circle Advisors has agreed to waive the portion of the base management fees and incentive fees that Full Circle Advisors would otherwise be entitled to receive pursuant to our Investment Advisory Agreement to the extent required in order for Full Circle Capital to earn net investment income sufficient to support the distribution payment on the shares of our common stock outstanding on the relevant record date for each monthly distribution as then declared by our board of directors. The determination of the amount to be waived will be finalized as of the end of the fiscal year for each period, with such amounts being accrued on a quarterly basis. Net investment income is defined as net income before net realized gains (losses) and unrealized gains (losses), in each case, as determined in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Full Circle Advisors will not be entitled to recoup any amount of base management fees that it waives pursuant to this agreement. There can be no assurance that Full Circle Advisors will extend the waiver beyond June 30, 2016.

As part of the rights offering, an institutional investor committed to purchase approximately 214,000 shares in open market transactions over a seven-day period following the expiration date of the rights offering. The institutional investor agreed to acquire the remainder of the 214,000 shares in a private placement directly from us to the extent such shares were not purchased in open market transactions during such seven-day period. Subsequent to the seven-day period, on April 13, 2015, such investor acquired 80,475 shares, the remainder of its initial commitment of approximately 214,000 shares, in a private placement at $3.50 per share directly from us. We incurred offering expenses of $3,345 in connection with this offering.

Exemptive Relief

On December 4, 2014, we filed an exemptive application with the SEC to permit us to co-invest with funds or entities managed by our investment adviser in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. Any such order, if granted by the SEC, will be subject to certain terms and conditions. Furthermore, there is no assurance when, or even if, this application for exemptive relief will be granted by the SEC.

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

  Basis of Consolidation

Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our Consolidated Financial Statements include our accounts and the accounts of Full Circle West, Inc., FC New Media Inc., TransAmerican Asset Servicing Group, Inc., FC New Specialty Foods, Inc., and FC Takoda Holdings, LLC, our only wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

  Valuation of Investments in Securities at Fair Value — Definition and Hierarchy

In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Board of Directors uses various valuation approaches. In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

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

  Net realized gain (loss) and net change in unrealized gain (loss) on investments

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

From time to time, the Company may enter into a new transaction with a portfolio company as a result of the sale, merger, foreclosure, bankruptcy or other corporate event involving the portfolio company. In such cases, the Company may receive newly-issued notes, securities and/or other consideration in exchange for, or resulting from, the cancellation of the instruments previously held by the Company with regard to that portfolio company. In such cases, the Company may experience a realized loss on the instrument being sold or cancelled, and, concurrently, an elimination of any previously recognized unrealized losses on the portfolio investment. Such elimination of unrealized gain (loss) is included on the Consolidated Statements of Operations as a (decrease) increase in the Change in Unrealized Gain (Loss) on Investments.

  Valuation Techniques

Senior and Subordinated Loans

The Company’s portfolio consists primarily of private debt instruments. Investments for which market quotations are readily available (“Level 2 Debt”) are valued using market quotations, which are generally obtained from an independent pricing service or broker-dealers. For other debt investments (“Level 3 Debt”) market quotations are not available and other techniques are used to determine fair value. The Company considers its Level 3 Debt to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 Debt, the Board of Directors considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, the financial condition of the borrower, economic conditions, success and prepayment fees and other relevant factors, both qualitative and quantitative. In the event that a Level 3 Debt instrument is not performing, as defined above, the Company’s Board of Directors will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 Debt instrument.

This evaluation will be updated no less than quarterly for Level 3 Debt instruments, and more frequently for time periods where there are significant changes in the investor base or significant changes in the perceived value of the underlying collateral. The collateral value will be analyzed on an ongoing basis using internal metrics, appraisals, work performed by third party valuation agents, if applicable, and other data as may be acquired and analyzed by Management and Board of Directors.

Investments in Private Companies

The Company’s Board of Directors determines the fair value of its investments in private companies where no market quotations are readily available (“Level 3 Private Companies”) by incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable transactions, and performance multiples, among other factors, including work performed by third-party valuation agents. The Level 3 Private Companies investments can include Limited Liability Company interests, common stock and other equity investments. These nonpublic investments are included in Level 3 of the fair value hierarchy.

Warrants

The Board of Directors ascribes value to warrants based on fair value analyses that may include discounted cash flow analyses, option pricing models, comparable analyses and other techniques as deemed appropriate.

Publicly Traded Common Stock

Publicly traded common stock in an active market (‘Level 1 common stock’) is valued based on unadjusted closing prices in active markets for identical Level 1 common stock that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 common stock.

Derivative Financial Instruments

Derivative financial instruments such as swap contracts are valued based on discounted cash flow models and option pricing models, as appropriate. Models use observable data to the extent practicable. However, areas such as credit risk (both our own and that of the counterparty), volatilities and correlations require management to make estimates. Changes in assumptions about these factors could affect the reported fair value of derivative financial instruments at the valuation date.

The Company has made the accounting policy not to offset fair value amounts recognized for derivative financial instruments. The related assets and liabilities are presented gross in the Consolidated Statements of Assets and Liabilities. Any cash collateral payables or receivables associated with these instruments are not added to or netted against the fair value amounts of the derivative financial instruments.

All derivative financial instruments are carried in assets when amounts are receivable by the Company and in liabilities when amounts are payable by the Company. During the period a contract is open, changes in the value of the contracts are recognized as unrealized appreciation or depreciation to reflect the fair value of the contract at the reporting date. When the contracts settle, mature, terminate, or are otherwise closed, the Company records realized gains or losses equal to the difference between the proceeds from (or cost of) the close-out of the contracts and the original contract price. Additionally, the Company records realized gains (losses) on swap contracts when periodic payments are received or made at the end of each measurement period.

Fair Value

The Company’s assets measured at fair value on a recurring basis subject to the requirements of ASC Topic 820 at June 30, 2015 and 2014 were as follows:

As of June 30, 2015

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$12,275,000	$121,630,798	$133,905,798
Limited Liability Company Interests, at fair value	—	—	1,228,978	1,228,978
Investments in Warrants, at fair value	—	90	2,695,075	2,695,165
Common Stock, at fair value	1,308,818	—	12,975,000	14,283,818
Open Swap Contract, at fair value	—	—	—	—
	$1,308,818	$12,275,090	$138,529,851	$152,113,759

As of June 30, 2014

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$7,175,000	$111,079,608	$118,254,608
Limited Liability Company Interests, at fair value	—	—	3,875,583	3,875,583
Investments in Warrants, at fair value	—	—	3,060,421	3,060,421
U.S. Treasury Securities, at fair value(1)	25,000,147	—	—	25,000,147
	$25,000,147	$7,175,000	$118,015,612	$150,190,759

(1)	U.S. Treasury Securities were purchased and temporarily held in connection with compliance with RIC diversification requirements under Subchapter M of the Code.

During the year ended June 30, 2015, a portion of the Level 3 General Cannabis Corp. (formerly known as Advanced Cannabis Solutions, Inc.) warrant was converted into Level 1 common stock. During the year ended June 30, 2014, there were no transfers in or out of levels.

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

Structuring fees, excess deal deposits, prepayment fees and similar fees are recognized as Other Income from Investments as earned, usually when paid. Other fee income, including annual fees and monitoring fees are included in Other Income from Investments. Management fee income is included in Other Income from Non-Investment Sources.

  Use of Estimates

The preparation of our Consolidated Financial Statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts disclosed in the Consolidated Financial Statements of Full Circle Capital. Actual results could differ from those estimates.

Current Market Conditions and Market Opportunity

We believe that the current credit environment provides favorable opportunities to achieve attractive risk-adjusted returns on the types of senior secured loans and other investments we may target. In particular, we believe that, despite an overall fall off in loan demand due to the depressed economic conditions, demand for financing from lower middle-market and middle-market companies is largely outpacing the availability of lenders that have traditionally served this market. We believe that bank consolidations, the failure of a number of alternative lending vehicles due to poor underwriting practices and an overall tightening of underwriting standards has significantly reduced the number and activity level of potential lenders.

We believe there has long been a combination of demand for capital and an underserved market for capital addressing lower middle-market and middle-market borrowers. We believe there is robust demand for continued growth capital as well as demand from very significant refinancing requirements of many borrowers as debt facilities come due, given the lack of willing and qualified capital providers. We believe these market conditions have been further exacerbated in the current environment due to:

º	larger lenders exiting this market to focus on larger investment opportunities that are more appropriate for their operating cost structures;
º	the elimination of many specialized lenders from the market due to lack of capital as a result of, for instance, the closing off of the securitization market or their own poor performance, and
º	the need for certain capital providers to reduce lending activities due to their reduced access to capital and the overall deleveraging of the financial market.

With the decreased availability of debt capital for lower middle-market and middle-market borrowers, combined with the significant demand for refinancing, we believe there are increased lending opportunities for us. As always, we remain cautious in selecting new investment opportunities, and will only deploy capital in deals which are consistent with our disciplined philosophy of pursuing superior risk-adjusted returns.

Operating Expense Reimbursement

Our investment adviser has agreed to reimburse us for any operating expenses, excluding interest expenses, investment advisory and management fees, and offering expenses that exceed 1.50% of our net assets, beginning with our fiscal quarter ending September 30, 2014 through June 30, 2015. For our fiscal year 2016 and beyond, our investment adviser has agreed to reimburse us for any operating expenses, excluding interest expenses, investment advisory and management fees, and offering expenses, that exceed 1.75% of our net assets. Our investment adviser reimbursed us $989,818 for the fiscal year ended June 30, 2015.

Management Fee and Incentive Fee Waiver

For the periods commencing on April 1, 2015 and ending on June 30, 2015 and commencing on July 1, 2015 and ending on June 30, 2016, Full Circle Advisors has agreed to waive the portion of the base management fees and incentive fees that Full Circle Advisors would otherwise be entitled to receive pursuant to our Investment Advisory Agreement to the extent required in order for us to earn net investment income sufficient to support the distribution payment on the shares of our common stock outstanding on the relevant record date for each monthly distribution as then declared by our board of directors. The determination of the amount to be waived will be finalized as of the end of the fiscal year for each period, with such amounts being accrued on a quarterly basis. Net investment income is defined as net income before net realized gains (losses) and unrealized appreciation (depreciation), in each case, as determined in accordance with GAAP. Full Circle Advisors will not be entitled to recoup any amount of base management fees that it waives pursuant to this agreement. There can be no assurance that Full Circle Advisors will extend the waiver beyond June 30, 2016. For the period ended June 30, 2015, we incurred $2,280,058 of base management fees, of which $431,025 was waived.

Portfolio Composition and Investment Activity

Our portfolio of investments consists primarily of senior secured loans and, to a lesser extent, second lien loans, mezzanine loans and equity securities issued by lower middle-market and middle-market companies. We focus primarily on senior secured loans and “stretch” senior secured loans, also referred to as “unitranche” loans, which combine characteristics of traditional first lien senior secured loans and second-lien or subordinated loans. Our investment objective is to generate both current income and capital appreciation through debt and equity investments.

The following is a summary of our quarterly investment activity since the completion of our initial public offering. Such amounts are not inclusive of our holdings of United States Treasury Bills.

Time Period	Acquisitions(1) (dollars in millions)	Dispositions(2) (dollars in millions)	Weighted Average Interest Rate of Portfolio at End of Period(3)
Legacy Portfolio Acquisition (August 31, 2010)	$72.3	N/A	12.10%
August 31, 2010 through September 30, 2010	0.4	$1.4	12.16%
October 1, 2010 through December 31, 2010	3.7	10.1	12.09%
January 1, 2011 through March 31, 2011	4.0	19.9	12.39%
April 1, 2011 through June 30, 2011	9.6	1.2	12.68%
Fiscal 2011	90.0	32.6
July 1, 2011 through September 30, 2011	27.7	15.9	12.89%
October 1, 2011 through December 31, 2011	5.9	9.4	13.04%
January 1, 2012 through March 31, 2012	6.7	5.7	12.98%
April 1, 2012 through June 30, 2012	15.0	7.1	12.93%
Fiscal 2012	55.3	38.1

Time Period	Acquisitions(1) (dollars in millions)	Dispositions(2) (dollars in millions)	Weighted Average Interest Rate of Portfolio at End of Period(3)
July 1, 2012 through September 30, 2012	11.4	8.1	12.84%
October 1, 2012 through December 31, 2012	29.1	25.1	12.55%
January 1, 2013 through March 31, 2013	22.4	12.1	12.69%
April 1, 2013 through June 30, 2013	12.2	12.8	12.90%
Fiscal 2013	75.1	58.1
July 1, 2013 through September 30, 2013	20.0	10.1	12.81%
October 1, 2013 through December 31, 2013	22.4	38.1	12.48%
January 1, 2014 through March 31, 2014	33.0	20.9	11.41%
April 1, 2014 through June 30, 2014	57.1	13.2	11.27%
Fiscal 2014	132.5	82.3
July 1, 2014 through September 30, 2014	36.5	28.7	10.53%
October 1, 2014 through December 31, 2014	28.7	23.2	10.23%
January 1, 2015 through March 31, 2015	24.4	32.1	10.53%
April 1, 2015 through June 30, 2015	47.5	13.9	9.99%
Fiscal 2015	137.1	97.9
Since inception	$490.0	$309.0	N/A

(1)	Includes new deals, additional fundings, refinancings (inclusive of those on revolving credit facilities) and payment in kind “PIK” interest
(2)	Includes scheduled principal payments, prepayments, sales and repayments (inclusive of those on revolving credit facilities)
(3)	For transactions in the secondary market, the interest rate used for the weighted average interest rate reflects the effective yield on the loan at the purchase price. Weighted average interest rate is based upon the stated coupon rate and face value of outstanding debt securities at the measurement date. Debt securities on non-accrual status are included in the calculation and are treated as having 0.00% as their applicable interest rate for purposes of this calculation, unless such debt securities are valued at zero.

  Portfolio Activity for Year Ended June 30, 2015

The primary investment activities for the year ended June 30, 2015 were fundings and repayments under the revolving credit facilities and the funding of the following loan facilities:

•	On July 23, 2014, the Company closed on approximately $0.4 million of a $3.0 million senior secured revolving line of credit to Medinet Investments, LLC, a medical liability claims factoring company.
•	On August 13, 2014, the Company funded approximately $0.9 million of a $1.3 million revolving loan and $4.0 million of a $5.8 million senior secured term loan facility to U.S. Oilfield Company, LLC, an oil and gas field services company. The Company funded an additional $1.9 million, net, during September 2014 under the credit facility.
•	On August 21, 2014, the Company purchased approximately $4.0 million of a $210.0 million senior secured note to US Shale Solutions, Inc., an oil and gas field services company.
•	On September 3, 2014, the senior secured credit facility with US Path Labs, LLC, a healthcare services company, was paid off at par plus accrued interest and fees for total proceeds of $3.6 million.
•	On September 22, 2014, the Company sold $4.9 million of the senior secured term loan to Dynamic Energy Services International, LLC for $4.9 million plus accrued interest.
•	On September 22, 2014, the Company sold $4.0 million of the subordinated term loan to RCS Capital Corporation, for $4.1 million plus accrued interest. On September 24, 2014, the Company sold an additional $3.5 million of the subordinated term loan to RCS Capital Corporation for $3.6 million plus accrued interest.

•	On September 25, 2014, the Company purchased $10.0 million of an $80.0 million senior secured note to Good Technology Corporation, a mobile device management company, for $7.7 million. As part of the transaction, the Company also purchased 2,032,520 warrants for $2.3 million.
•	During the quarter ended September 30, 2014, the senior secured term loan with PEAKS Trust 2009-1 was partially prepaid at par plus accrued interest for total proceeds of $2.7 million.
•	On October 16, 2014 the Company increased the size of the revolving loan to U.S. Oilfield Company, LLC to $1.8 million. On November 6, 2014, the senior secured term loan B to U.S. Oilfield Company, LLC was increased to $6.3 million. This increase was funded by a third party.
•	On October 9, 2014, the Company funded a $2.3 million senior secured credit facility to Ads Direct Media, Inc., an internet advertising agency.
•	On October 10, 2014, the Company funded $6.0 million of a $60.0 million second lien secured loan to Bioventus LLC, a specialty pharmaceutical company.
•	On October 15, 2014, the senior secured credit facility with Esselte Holdings Inc., Esselte AB was paid off in full at par plus accrued interest for total proceeds of $1.8 million.
•	On December 17, 2014, the Company funded $4.5 million of a senior secured mortgage term loan to Luling Lodging, LLC, a hotel operator.
•	On December 22, 2014, the senior secured credit facility with GW Power, LLC and Greenwood Fuels WI, LLC, was partially prepaid at par plus prepayment fees for total proceeds of $0.7 million.
•	On December 24, 2014, the senior secured credit facility and revolving term loan with CPX, Inc. were paid off in full at par plus accrued interest for total proceeds of $2.7 million.
•	During the quarter ended December 31, 2014, the senior secured term loan with PEAKS Trust 2009-1 was partially prepaid at par plus accrued interest for total proceeds of $3.2 million.
•	On January 21, 2015, the Company partially exercised its warrant issued by General Cannabis Corp in a cashless exercise in exchange for 660,263 shares of General Cannabis Corp. The cashless exercise reduced the amount of common shares underlying the remaining warrant by 1,215,000, leaving the Company with a warrant to purchase 185,000 shares in General Cannabis Corp with a strike price of $4.00 per share.
•	On January 30, 2015, the Company funded $2.0 million of a $50.0 million second lien term loan with GK Holdings, Inc., an IT and business skill training company.
•	On March 10, 2015, the senior secured credit facilities with Infinite Aegis Group, LLC, a healthcare billing and collections company, were paid off at par plus accrued interest and fees for total proceeds of $4.6 million.
•	On March 31, 2015, the revolving loans to Blackstrap Broadcasting, LLC were terminated as part of a restructuring with Davidzon Radio, Inc., who purchased Blackstrap Broadcasting, LLC’s assets. Additionally, the second lien secured credit facility to Blackstrap Broadcasting, LLC was written off.
•	During the quarter ended March 31, 2015, the senior secured term loan with PEAKS Trust 2009-1 was partially prepaid at par plus accrued interest for total proceeds of $0.8 million.
•	On April 1, 2015, the Company purchased $3.2 million of $23.5 million in unsecured notes issued by GC Pivotal, LLC, a data connectivity service company.
•	During the fourth fiscal quarter of 2015, the Company purchased an additional $5.0 million of $210.0 million senior secured notes to US Shale Solutions, Inc., an oil and gas field services company for approximately $2.5 million.

•	On April 29, 2015, the Company purchased $8.0 million of $43.0 million in senior secured notes issued by Sundberg America, LLC et al, an appliance parts distributor. The $8.0 million first out notes are structurally senior to the remaining $35.0 million of the issue.
•	On May 14, 2015, the Company funded $1.0 million of a $3.5 million revolving credit facility and a $2.5 million senior secured loan to RiceBran Technologies Corporation, a grain mill products company. Additionally, the Company received warrants to purchase 300,000 shares in RiceBran Technologies Corporation at a $5.25 strike price, which expire on May 12, 2020.
•	On May 18, 2015 and June 29, 2015, the senior secured term loan B to U.S. Oilfield Company, LLC was increased by $0.3 million and $0.2 million, respectively, to $6.7 million. The Company funded $0.3 million of the increase and the remainder was funded by a third party. The Company also received additional warrants for 1.824% of the class B non-voting shares of U.S. Oilfield Company, LLC.
•	On June 17, 2015, the Company funded $4.0 million in a senior secured term loan to AP Gaming I, LLC, a gambling machine manufacturer. Additionally, the Company has an unfunded revolver commitment to AP Gaming I, LLC.
•	On June 29, 2015, the Company purchased $2.0 million in a senior secured note to Lee Enterprises Incorporated, a daily and weekly newspaper publisher.
•	On June 30, 2015, the Company funded a $2.6 million synthetic loan in the form of a total return swap. More specifically, Full Circle Capital purchased 60,000 shares of Granite Ridge Holdings, LLC, a power generation company, for approximately $13.0 million. Full Circle contemporaneously entered into a collateralized swap agreement with another private fund, which posted $10.4 million of cash collateral, whereby the Company swapped the returns on the shares for a fixed rate of return of 15.0% on the net loan amount.

  Portfolio Activity for Year Ended June 30, 2014

The primary investment activities for the year ended June 30, 2014 were fundings and repayments under the revolving credit facilities and the funding of the following loan facilities:

•	On August 1, 2013, the Company funded $4.5 million of a $9.0 million senior secured credit facility to Infinite Aegis Group, LLC.
•	On September 4, 2013, the Company funded $1.5 million of a $5.0 million senior secured credit facility to Franklin Place Shops — Red, LLC.
•	On September 30, 2013, the Company funded $2.5 million of a $3.3 million senior secured credit facility to CPX, Inc.
•	On October 17, 2013, the senior secured credit facility with CSL Operating, LLC, an industrial metal treatings company, was paid off at par value plus accrued interest and fees of $3.7 million.
•	On October 17, 2013, the senior secured credit facility with Coast Plating, Inc., an aerospace parts plating and finishing company, was paid off at par plus accrued interest and fees of $4.7 million.
•	On October 21, 2013, the senior secured credit facility with Employment Plus, Inc., a staffing services company, was paid off at par value plus accrued interest of $5.0 million.
•	On October 30, 2013, the Company purchased $5.0 million of a $141.7 million senior secured credit facility to Esselte Holdings, Inc./Esselte AB, a global manufacturer and distributor of office supplies.
•	On October 31, 2013, MDU Communications (USA) Inc., a cable TV/broadband services company entered into an asset purchase agreement to sell substantially all of its assets to a third party. In conjunction with this sale, the senior secured credit facility has been partially prepaid in an amount of $4.9 million. As part of this sales process, on October 22, 2013, the Company reduced the interest rate on the outstanding balance of the loan to 2.00% and realized a partial loss of $0.5 million as part of the transaction. Future gains and losses related to the sales process may occur as the borrower finalizes the sales process.

•	On December 11, 2013, we received gross proceeds of $6.0 million relating to the full repayment of our senior secured credit facility to iMedX, Inc. Of the $6.0 million in gross proceeds, $1.0 million represented early termination fees and success fees upon repayment.
•	On December 26, 2013, the senior secured loan with Franklin Place Shops-Red, LLC, a real estate investment trust, was paid off at par of $1.5 million.
•	On January 15, 2014, the senior secured revolving loan with Global Energy Efficiency Holdings, Inc., an energy efficiency company, was paid off at par value plus accrued interest and fees of $7.7 million. Of the $7.7 million in gross proceeds, $0.4 million represented early termination fees and success fees upon repayment.
•	On January 21, 2014, the Company invested $0.5 million in a warrant as part of a $30.0 million senior secured convertible note purchase agreement with General Cannabis Corp (ACS), a non-residential property owner. The agreement to purchase convertible notes is contingent upon ACS’ satisfaction of certain requirements.
•	On January 31, 2014, the Company purchased $8.8 million initial par amount of a $256.3 million senior secured credit facility to PEAKS Trust 2009-1, a consumer financing company, for $6.0 million.
•	On March 4, 2014, the Company funded a $7.0 million senior secured credit facility to Ocean Protection Services, a maritime security services company.
•	On March 12, 2014, the Company funded $5.0 million of a $150.0 million senior secured credit facility to Dynamic Energy Services International, LLC, an oil and gas field services company.
•	On March 31, 2014, the Company funded a $6.0 million senior secured credit facility to GW Power, LLC and Greenwood Fuels IW, LLC, an electrical service company.
•	During the fourth quarter of 2014, the Company purchased $7.5 million of a $150.0 million secured second lien term loan to RCS Capital Corporation, a financial services company.
•	On June 12, 2014, the Company purchased an additional $4.0 million of the $256.3 million senior secured credit facility to PEAKS Trust 2009-1, a consumer financing company, for $3.4 million.
•	In June 2014, the Company purchased $7.0 million of a $240.0 million senior secured note to Fuse, LLC, a television programming company.
•	On June 23, 2014, the Company purchased $8.5 million of a $190.0 million senior secured credit facility to PR Wireless, Inc., a wireless communications company.
•	On June 30, 2014, the Company funded an additional $3.3 million senior secured credit facility to Pristine Environments, Inc. and expanded the revolving line of credit to $5.3 million.
•	On June 30, 2014, the Company funded a $3.5 million senior secured credit facility to JN Medical Corporation, a biological products company.
•	On June 30, 2014, the Company funded $0.8 million of a $2.0 million revolving line of credit and $8.0 million of a $16.0 million senior secured term loan to Butler Burgher Group, LLC, a real estate management company. The remaining funded portion of the credit facility was funded by a third party participant.

  Portfolio Activity for Year Ended June 30, 2013

The primary investment activities for the year ended June 30, 2013, were fundings and repayments under the revolving credit facilities and the funding of the following loan facilities:

•	On September 7, 2012 the Company originated a $3.3 million credit facility, comprised of a $1.0 million senior secured term loan and a $2.3 million senior secured revolving credit facility, both bearing interest at LIBOR plus 12.25% to Global Energy Efficiency Holdings Inc. (“GEE”). GEE provides energy efficiency products, installation and maintenance services to small and medium sized businesses in multiple food sales and service industries.

•	On September 27, 2012, the Company funded an additional $0.6 million to iMedX, Inc. as part of the Company’s existing senior secured term loan.
•	On December 19, 2012, Ygnition Networks, Inc. (“Ygnition”) entered into transactions which involved the sale of substantially all of its assets to Access Media 3, Inc. (“Access Media 3”) and to New Media West, LLC (“New Media West”), an affiliate of the Company and of Access Media 3. Pursuant to this transaction the Company, in exchange for its secured interest in the Ygnition assets, received: (i) an equity interest in New Media West, valued at $3.6 million, (ii) a $5.80 million five year note due from New Media West bearing interest at 9%, and (iii) cash consideration from Access Media 3 valued at $0.40 million. Such amounts are subject to final purchase price adjustments, which through June 30, 2013 aggregated $0.8 million resulting in an additional $0.2 million realized loss. At December 19, 2012, immediately prior to these transactions, the Company had $13.0 million of debt outstanding to Ygnition, held at approximately $12.1 million. As a result of the transaction, the Company recognized a loss of $2.2 million, comprised of a realized loss of $3.0 million on the disposition of the Ygnition debt and the reversal of a previously unrealized loss of $0.8 million.
•	On December 28, 2012, the Company funded $3.9 million to SOLEX Fine Foods, LLC and Catsmo, LLC, as co-borrower, as a first out participation under a $5.6 million senior secured term loan. The Company also purchased $0.3 million of common equity units as part of the transaction. SOLEX Fine Foods, LLC and Catsmo, LLC are providers of specialty foods in New York City and the surrounding areas.
•	On January 31, 2013, the senior secured credit facility with The Selling Source, LLC, an information and data services company was paid off at par value of $2.0 million. On February 1, 2013, the Company funded $4.0 million in a new senior secured credit facility with The Selling Source, LLC.
•	During February 2013, the senior secured credit facility with European Evaluators, LLC, an art dealer, was paid off at par value of $0.6 million.
•	On March 28, 2013, the Company funded $5.5 million of a $6.0 million senior secured credit facility to Modular Process Control, LLC, an energy efficiency services firm focused on energy efficiency solutions for industrial companies.
•	On March 31, 2013, the Company entered into a $4.4 million senior secured credit facility with Pristine Environments, Inc., which provides building cleaning and maintenance services to large commercial and government clients.
•	On April 15, 2013, the Company funded $1.4 million of a $1.7 million senior secured credit facility to Takoda Resources, Inc., a provider of seismic data acquisition services in Canada and the United States.
•	During May 2013, the senior secured term loan with Matt Martin Real Estate Management, LLC, was paid off at par value of $3.1 million, plus accrued interest and fees.

  Portfolio Reconciliation

The following is a reconciliation of the investment portfolio for the years ended June 30, 2015, 2014, and 2013:

	Year Ended June 30, 2015	Year Ended June 30, 2014	Year Ended June 30, 2013
Beginning Investment Portfolio	$150,190,759	$88,174,501	$94,846,770
Portfolio Investments Acquired(1)	137,121,602	132,503,963	75,145,289
Treasury and Money Market Purchases(2)	—	71,000,730	62,001,462
Amortization and Accretion of Fixed Income Premiums and Discounts	1,496,851	466,184	368,279
Portfolio Investments Repaid	(97,880,572)	(82,301,503)	(58,107,861)
Sales of and Maturities of Treasury and Money Market Securities(2)	(25,000,000)	(46,000,000)	(84,500,000)
Net Change in Unrealized Gain (Loss) on Investments	(6,237,328)	(12,704,614)	2,636,310

	Year Ended June 30, 2015	Year Ended June 30, 2014	Year Ended June 30, 2013
Net Realized Gains (Losses) on Investments	(7,577,553)	(948,502)	(4,215,748)
Ending Investment Portfolio	$152,113,759	$150,190,759	$88,174,501

(1)	Includes PIK interest.
(2)	U.S. Treasury Securities were purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

During the year ended June 30, 2015, we recorded net unrealized appreciation (depreciation) of $(6,237,328). This consisted of $(6,260,564) of net unrealized depreciation on debt investments and $23,236 of net unrealized appreciation on equity investments. The change in unrealized depreciation is primarily due to the depreciation of $(2,757,498), $(2,186,981), $(1,658,078), and $(1,391,962) of our loans to Takoda Resources, Inc., US Shale Solutions, Inc., TransAmerican Asset Servicing Group, LLC, and Fuse, LLC, respectively. This was partially offset by appreciation of $4,128,706 due to the restructuring of the loan to Blackstrap Broadcasting, LLC, which included $3,500,000 of unrealized losses being reversed upon the disposition of the second lien loan to Blackstrap Broadcasting, LLC.

During the year ended June 30, 2014, change in unrealized appreciation (depreciation) on investments was $(12,704,614). This consisted of $(11,380,297) of net unrealized depreciation on debt investments and $(1,324,317) of net unrealized depreciation on equity investments. The change in unrealized depreciation is primarily due to the depreciation of $(3,363,038) of our loan to and limited liability company interest in New Media West, LLC, and depreciation of $(3,251,689), $(2,870,123), and $(2,803,251) of our loans to Blackstrap Broadcasting, LLC, ProGrade Ammo Group, LLC, and Modular Process Control, LLC, respectively. This was partially offset by the $1,856,212 appreciation of our warrant in General Cannabis Corp.

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

Portfolio Classifications

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2015 and 2014, excluding United States Treasury Bills. At June 30, 2015, we did not hold United States Treasury Bills. At June 30, 2014, we held approximately $25.0 million in United States Treasury Bills.

	June 30, 2015		June 30, 2014
	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio
Senior Secured Loans	$122.8	80.7%	$110.5	88.3%
Subordinated Secured Loans	7.9	5.2	7.7	6.2
Unsecured Notes	3.2	2.1	—	—
Warrants	2.7	1.8	3.1	2.4
Limited Liability Company Interests	1.2	0.8	3.9	3.1
Common Stock	14.3	9.4	—	—
Total	$152.1	100.0%	$125.2	100.0%

At June 30, 2015, the 32 borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 59% (i.e., each $59 of loan value outstanding is secured by $100 of collateral value). At June 30, 2014, the 26 borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 60% (i.e., each $60 of loan value outstanding is secured by $100 of collateral value).

The following table shows the fair value of our portfolio of investments by industry, as of June 30, 2015 and 2014, excluding United States Treasury Bills. At June 30, 2015, we did not hold United States Treasury Bills. At June 30, 2014, we held approximately $25.0 million in United States Treasury Bills.

	June 30, 2015		June 30, 2014
	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio
Power Generation	$13.0	8.5%	$—	—%
Mobile Device Management	11.1	7.3	—	—
Building Cleaning and Maintenance Services	10.7	7.0	7.9	6.3
Oil and Gas Field Services	10.1	6.8	4.8	3.9
Radio Broadcasting	9.3	6.1	2.5	2.0
Real Estate Management Services	8.5	5.6	8.7	6.9
Appliance Parts Distributor	8.0	5.2	—	—
Wireless Communications	8.0	5.2	8.3	6.7
Consumer Financing	7.9	5.2	16.5	13.2
Specialty Pharmaceuticals	6.0	3.9	—	—
Maritime Security Services	6.0	3.9	7.1	5.7
Television Programming	5.8	3.8	7.2	5.7
Electric Services	5.2	3.5	5.9	4.8
Hotel Operator	4.3	2.8	—	—
Food Distributors and Wholesalers	3.8	2.5	3.9	3.1
Gambling Machine Manufacturer	3.8	2.5	—	—
Energy Efficiency Services	3.6	2.4	4.0	3.2
Biological Products	3.4	2.3	3.5	2.8
Information and Data Services	3.4	2.2	2.7	2.1
Grain Mill Products	3.3	2.2	—	—
Data Connectivity Service Company	3.2	2.1	—	—
Munitions	2.6	1.7	4.1	3.3

	June 30, 2015		June 30, 2014
	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio
Internet Advertising	2.4	1.6	—	—
Daily and Weekly Newspaper Publisher	2.0	1.3	—	—
IT and Business Skill Training	2.0	1.3	—	—
Outdoor Advertising Services	2.0	1.3	2.2	1.7
Non-Residential Property Owner	1.3	0.9	2.4	1.9
Equipment Rental Services	0.6	0.4	1.8	1.4
Asset Recovery Services	0.5	0.3	1.6	1.2
Geophysical Surveying and Mapping Services	0.2	0.1	2.6	2.0
Medical Liability Claims Factoring	0.1	0.1	—	—
Healthcare Billing and Collections	—	—	5.4	4.4
Industrial Molded Products	—	—	3.0	2.4
Stationery, Tablets, and Related Products	—	—	1.8	1.4
Healthcare Services	—	—	3.5	2.8
Financial Services	—	—	7.7	6.2
Cable TV/Broadband Services	—	—	6.1	4.9
Total	$152.1	100.0%	$125.2	100.0%

Portfolio Grading

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of June 30, 2015, our portfolio had a weighted average grade of 2.96, based upon the fair value of the debt investments in the portfolio. Equity securities and investments in United States Treasury Bills are not graded. This was a decrease of 0.11 from the weighted average grade of 3.07 at June 30, 2014.

At June 30, 2015, our debt investment portfolio was graded as follows:

	June 30, 2015
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$8,516,728	5.60%
2	The portfolio company is performing above expectations and the risk profile is generally favorable.	10,720,287	7.05
3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	98,780,645	64.93
4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable.	9,932,823	6.53
5	The investment is performing well below expectations and is not anticipated to be repaid in full.	5,955,315	3.92
		$133,905,798	88.03%

At June 30, 2014, our debt investment portfolio was graded as follows:

	June 30, 2014
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$1,794,764	1.43%
2	The portfolio company is performing above expectations and the risk profile is generally favorable.	—	—
3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	105,809,233	84.52
4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable.	9,314,861	7.44
5	The investment is performing well below expectations and is not anticipated to be repaid in full.	1,335,750	1.07
		$118,254,608	94.46%

We expect that a portion of our investments will be in grades 4 or 5 from time to time, and, as such, we will be required to work with portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 4 or 5 may fluctuate from period to period.

Results of Operations

Comparison of the years ended June 30, 2015, June 30, 2014, and June 30, 2013

	Year Ended June 30, 2015		Year Ended June 30, 2014		Year Ended June 30, 2013
	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
Total Investment Income	$17,749,343	$1.20	$13,823,693	$1.59	$12,046,023	$1.72
Interest Income(2)	16,955,098	1.15	11,151,497	1.29	10,492,257	1.50
Dividend Income	36,247	0.00	114,704	0.01	223,474	0.03
Other Income	757,998	0.05	2,557,492	0.29	1,330,292	0.19
Net Operating Expenses	9,136,271	0.62	7,792,972	0.90	6,665,442	0.95
Management Fee	2,280,058	0.16	1,631,694	0.19	1,431,851	0.20
Incentive Fee	1,798,000	0.12	1,511,362	0.17	1,339,833	0.19
Total Advisory Fees	4,078,058	0.28	3,143,056	0.36	2,771,684	0.39
Administrative Fees	731,447	0.05	682,662	0.08	834,577	0.13
Director’s Fees	182,196	0.01	127,625	0.01	124,500	0.02
Interest Expenses	4,305,558	0.29	2,693,487	0.31	1,854,495	0.26
Professional Services Expense	700,324	0.05	610,362	0.07	567,126	0.08
Bank Fees	39,931	0.00	56,184	0.01	16,429	0.00
Tax Expenses	—	—	—	—	4,369	0.00
Other	519,600	0.04	479,596	0.06	492,262	0.07
Management Fee Waiver and Expense Reimbursement	(1,420,843)	(0.10)	—	—	—	—
Net Investment Income	8,613,072	0.63	6,030,721	0.71	5,380,581	0.77

	Year Ended June 30, 2015		Year Ended June 30, 2014		Year Ended June 30, 2013
	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
Net Change in Unrealized Gain (Loss)	(6,237,328)	(0.51)	(12,704,614)	(1.36)	2,636,310	0.38
Net Realized Loss	(7,576,472)	(0.51)	(948,502)	(0.11)	(4,215,748)	(0.60)

(1)	The basic per share figures noted above are based on a weighted-average of 14,803,637, 8,698,814, and 7,018,286 shares outstanding for the years ended June 30, 2015, June 30, 2014, and June 30, 2013, respectively, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our audited Consolidated Financial Statements.
(2)	Interest income includes PIK interest of $429,720, $117,500, and $0 for the years ended June 30, 2015, June 30, 2014, and June 30, 2013, respectively.

Total Investment Income

Total investment income includes interest and dividend income on our investments and other income, which is typically comprised of fee income. Fee income typically consists of administrative fees, prepayment fees, structuring fees and unused line fees.

Total investment income increased from $13,823,693 for the year ended June 30, 2014 to $17,749,343 for the year ended June 30, 2015. The increase in investment income was predominantly due to increased interest income. The increase in interest income for the year ended June 30, 2015 relative to the year ended June 30, 2014 is primarily due to a larger average investment portfolio. This increase was offset by a decline in other income due to elevated other income for the year ended June 30, 2014 from success and prepayment fees received as a result of the payoff of iMedx, Inc. and Global Energy Efficiency Holdings, Inc.

Total investment income decreased on a per share basis, as interest income decreased from $1.29 per share to $1.15 per share. Other income per share decreased from $0.29 per share for the year ended June 30, 2014 to $0.05 per share for the year ended June 30, 2015. Per share figures noted above reflect an increase in the weighted average shares outstanding from 8,698,814 to 14,803,637 for the year ended June 30, 2014 and June 30, 2015, respectively; this increase in share count from our rights offering decreased the per share impact of increased total investment income.

Total investment income increased from $12,046,023 for the year ended June 30, 2013 to $13,823,693 for the year ended June 30, 2014. The increase in investment income was predominantly due to increased interest income. Interest income for the year ended June 30, 2014 relative to the year ended June 30, 2013 is primarily due to a larger average investment portfolio. The dividend income for the year ended June 30, 2014 decreased as compared with the dividend income for the year ended June 30, 2013, reflecting lower distributions related to the Company’s investment in The Finance Company, LLC. The increase in fee income, which can fluctuate, for the year ended June 30, 2014 as compared to the year ended June 30, 2013 was primarily a result of success and prepayment fees received as a result of the full repayment of our loans to iMedx, Inc. and Global Energy Efficiency Holdings, Inc.

Total investment income decreased on a per share basis, as interest income decreased from $1.50 per share to $1.29 per share. Other income per share increased from $0.19 per share for the year ended June 30, 2013 to $0.29 per share for the year ended June 30, 2014. Per share figures noted above reflect an increase in the weighted average shares outstanding from 7,018,286 to 8,698,814 for the year ended June 30, 2013 and June 30, 2014, respectively; this increase in share count decreased the per share impact of increased total investment income.

Expenses

Net operating expenses increased from $7,792,972 for the year ended June 30, 2014 to $9,136,271 for the year ended June 30, 2015. The increase in net operating expenses is primarily due to increased interest expense. Interest expense increased due to the increased use of our credit facility and the issuance of additional Notes (as defined below). These additional borrowings enabled us to fund portfolio growth, which had the effect of increasing management fees as a result of a larger average investment portfolio, and increasing incentive fees due to greater pre-incentive fee net investment income. The increase in net operating expenses was partially offset by the management fee waiver and expense reimbursement provided by our investment adviser. Refer to Note 5 of our Consolidated Financial Statements for our expense reimbursement policy.

Net operating expenses per share decreased from $0.90 per share for the year ended June 30, 2014 to $0.62 per share for the year ended June 30, 2015. This decrease is predominantly related to a decrease in total advisory fees per share from $0.36 per share to 0.28 per share. Additionally, $0.10 of the decline was due to the management fee waiver and the investment adviser’s reimbursement to the Company of operating expenses exceeding 1.50% (excluding interest expense, management and incentive fees and offering expenses) for the year ended June 30, 2015.

Net operating expenses increased from $6,665,442 for the year ended June 30, 2013 to $7,792,972, for the year ended June 30, 2014. The increase in net operating expenses for the year ended June 30, 2014 as compared to the year ended June 30, 2013 is primarily due to the increase in interest expense from greater borrowings under our Notes (as defined below), to fund portfolio growth, an increase in management fees due to a larger average investment portfolio, and an increase in incentive fees due to greater pre-incentive fee net investment income. These increases were partially offset by declining costs under our Administration Agreement

Net operating expenses per share were $0.95 per share for the year ended June 30, 2013 and $0.90 for the year ended June 30, 2014. This is due to an increase in interest expense per share from $0.26 for the year ended June 30, 2013 to $0.31 for the year ended June 30, 2014, which was offset by a decline in administrative fees per share from $0.13 for the year ended June 30, 2013 to $0.08 for the year ended June 30, 2014.

Net Investment Income

Net investment income increased from $6,030,721 for the year ended June 30, 2014 to $8,613,072 for the year ended June 30, 2015. The increase in net investment income for the year ended June 30, 2015, as compared to the year ended June 30, 2014 was primarily due to greater interest income from a larger average investment portfolio. Net investment income also increased due to the management fee waiver and our investment adviser’s reimbursement of certain operating expenses which totaled $1,420,843 during the year ended June 30, 2015, as compared to no waiver or reimbursed expenses for the year ended June 30, 2014. The increase in interest income was partially offset by greater interest expense from additional borrowings and greater management and incentive fees resulting from a larger portfolio and greater pre-incentive fee net investment income during the period.

Net investment income per share decreased from $0.71 per share for the year ended June 30, 2014 to $0.63 per share for the year ended June 30, 2015. Per share figures noted above reflect an increase in the weighted average shares outstanding from 8,698,814 to 14,803,637 for the year ended June 30, 2014 as compared to the year ended June 30, 2015. This increase in share count from our rights offering decreased the per share impact of increased net investment income.

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

Net investment income per share decreased from $0.77 per share for the year ended June 30, 2013 to $0.71 per share for the year ended June 30, 2014. Per share figures noted above reflect an increase in the weighted average shares outstanding from 7,018,286 to 8,698,814 for the year ended June 30, 2013 and June 30, 2014, respectively; this increase in share count decreased the per share impact of increased net investment income.

Realized Gain (Loss) on Investments

Realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs.

During the year ended June 30, 2015, we recorded net realized losses of $7,576,472, primarily in connection with the write off of the second lien investment in Blackstrap Broadcasting, LLC, which resulted in a realized loss of $3,500,000 and the write off of our limited liability company interest in New Media West which resulted in a realized loss of $3,600,000.

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

From time to time, the Company may enter into a new transaction with a portfolio company as a result of the sale, merger, foreclosure, bankruptcy or other corporate event involving the portfolio company. In such cases, the Company may receive newly issued notes, securities and/or other consideration in exchange for, or resulting from, the cancellation of the instruments previously held by the Company with regard to that portfolio company. In such cases, the Company may experience a realized loss on the instrument being sold or cancelled, and, concurrently, an elimination of any previously recognized unrealized losses on the portfolio investment. Such elimination of unrealized gain (loss) is included on the Consolidated Statements of Operations as a (decrease) increase in the Net Change in Unrealized Gain (Loss) on Investments.

Net change in unrealized appreciation (depreciation) of investments was $(6,237,328) for the year ended June 30, 2015 compared to $(12,704,614) for the year ended June 30, 2014. The following table summarizes the significant changes in unrealized appreciation (depreciation) of the Company’s investment portfolio for the year ended June 30, 2015 by portfolio company.

Portfolio Company	Change in Unrealized Appreciation (Depreciation)	June 30, 2015			June 30, 2014
		Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)
Blackstrap Broadcasting, LLC	$4,128,706	$—	$—	$—	$6,595,547	$2,466,841	$(4,128,706)
Takoda Resources Inc.	(2,757,498)	3,054,532	161,585	(2,892,947)	2,692,828	2,557,379	(135,449)
US Shale Solutions, Inc.	(2,186,981)	6,642,071	4,455,090	(2,186,981)	—	—	—
TransAmerican Asset Servicing Group, LLC	(1,658,078)	3,534,960	466,785	(3,068,175)	2,970,154	1,560,057	(1,410,097)
Fuse, LLC	(1,391,962)	7,041,962	5,775,000	(1,266,962)	7,050,000	7,175,000	125,000
Other(1)	(2,371,515)	151,922,378	141,255,299	(10,667,079)	144,727,046	136,431,482	(8,295,564)
Totals	$(6,237,328)	$172,195,903	$152,113,759	$(20,082,144)	$164,035,575	$150,190,759	$(13,844,816)

(1)	Other represents all remaining investments, including U.S. Treasury Bills (if any).

Net change in unrealized appreciation (depreciation) of investments was $(12,704,614) for the year ended June 30, 2014 compared to $2,636,310 for the year ended June 30, 2013. The following table summarizes the significant changes in unrealized appreciation (depreciation) of the Company’s investment portfolio for the year ended June 30, 2014 by portfolio company.

Portfolio Company	Change in Unrealized Appreciation (Depreciation)	June 30, 2014			June 30, 2013
		Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)
New Media West, LLC	$(3,363,038)	$8,426,711	$5,666,679	$(2,760,032)	$8,679,679	$9,282,685	$603,006
Blackstrap Broadcasting, LLC	(3,251,689)	6,595,547	2,466,841	(4,128,706)	6,500,000	5,622,983	(877,017)
Modular Process Control, LLC	(2,964,664)	6,807,837	3,971,110	(2,836,727)	5,941,309	6,069,246	127,937
ProGrade Ammo Group LLC	(2,870,124)	8,265,226	4,133,284	(4,131,942)	7,473,642	6,211,824	(1,261,818)
General Cannabis Corp	1,856,212	500,000	2,356,212	1,856,212	—	—	—
Other(1)	(2,111,311)	133,440,254	131,596,633	(1,843,621)	60,720,073	60,987,763	267,690
Totals	$(12,704,614)	$164,035,575	$150,190,759	$(13,844,816)	$89,314,703	$88,174,501	$(1,140,202)

Liquidity and Capital Resources

At June 30, 2015, we had investments in debt securities of 32 companies, totaling approximately $133.9 million at fair value, and equity investments in 17 companies, totaling approximately $18.2 million at fair value. The debt investment amount includes approximately $345,219 in accrued “PIK” interest earned for the year ended June 30, 2015, and $402,385, cumulatively, which is added to the carrying value of our investments.

For the year ended June 30, 2015, cash used in operating activities, consisting primarily of net purchases of investments and the items described in “Results of Operations,” was approximately $31.4 million, reflecting the purchases and repayments of investments, net investment income resulting from operations, offset by non-cash income related to OID income, changes in working capital and accrued interest receivable. Net cash used in purchases and sales of investments was approximately $39.2 million, reflecting additional investments of $137.1 million, offset by principal repayments of $97.9 million. Such amounts are not inclusive of our purchases or sales of United States Treasury Bills.

As of June 30, 2015, we did not have any outstanding borrowings under our senior secured credit facility (the “Credit Facility”) with Santander Bank, N.A. (“Santander Bank”), as administrative agent. On November 6, 2013, the Company increased the size of the Credit Facility from $32.5 million to $45.0 million. On September 12, 2014, the Company entered into an amendment to our Credit Facility with Santander Bank to increase the size of the facility from $45.0 million to $60.0 million and to provide additional criteria for eligibility of loans under the borrowing base under the credit facility. The Company has not exercised its option to expand the Credit Facility as of June 30, 2015. In addition, as of June 30, 2015, the Company had $33.6 million in Notes Payable outstanding.

At June 30, 2014, we had investments in debt securities of 26 companies, totaling approximately $118.3 million, and equity investments in 13 companies, totaling approximately $6.9 million. The debt investment amount includes approximately $117,500 in accrued “PIK” interest, which is added to the carrying value of our investments.

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

Our non-transferable rights offering to our stockholders of record as of 5:00 p.m., New York City time, on March 6, 2015 expired at 5:00 p.m., New York City time, on March 30, 2015. The rights entitled holders of rights to subscribe for an aggregate of up to 11,949,034 shares of our common stock. Record date stockholders received one right for each share of common stock owned on the record date. The rights entitled the holder to purchase one new share of common stock for every one right held and record date stockholders who fully exercised their rights were entitled to subscribe, subject to certain limitations and pro-rata allocation, for additional shares that remain unsubscribed as a result of any unexercised rights. The subscription price per share was $3.50. The net proceeds from this rights offering, after deducting the fee payable to the dealer managers and offering expenses, were approximately $37.8 million, which we received on April 6, 2015. In connection with this rights offering, the dealer manager received a fee for its financial advisory, marketing and soliciting services equal to a maximum of 4.0% of the subscription price per share for each share issued pursuant to the exercise of rights, including pursuant to the over-subscription privilege. We incurred offering expenses, including the dealer manager fee, of $1,401,660 in connection with this rights offering.

As part of the rights offering, an institutional investor committed to purchase approximately 214,000 shares in open market transactions over a seven-day period following the expiration date of the rights offering. The institutional investor agreed to acquire the remainder of the 214,000 shares in a private placement directly from the Company to the extent such shares were not purchased in open market transactions during such seven-day period. Subsequent to the seven-day period, on April 13, 2015, such investor acquired 80,475 shares, the remainder of its initial commitment of approximately 214,000 shares, in a private placement at $3.50 per share directly from the Company. We incurred offering expenses of $3,345 in connection with this offering.

Contractual Obligations

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Credit Facility(1)	$—	$—	$—	$—	$—
Notes	33.6	—	—	33.6	—
Total	$33.6	$—	$—	$33.6	$—

(1)	On September 12, 2014, the Company entered into an amendment to our Credit Facility with Santander Bank, N.A. to increase the size of the facility from $45.0 million to $60.0 million and to provide additional criteria for eligibility of loans under the borrowing base under the credit facility. The Company has not exercised its option to expand the facility as of June 30, 2015. At June 30, 2015, $45.0 million remained unused under the Credit Facility.

In addition to the contractual obligations set forth above, we have certain obligations with respect to the investment advisory and administration services we receive. See “Overview.” For the years ended June 30, 2015, 2014, and 2013, we incurred fees of $4,078,058, $3,143,056, and $2,771,684, respectively, for investment advisory services. For the years ended June 30, 2015, 2014, and 2013, we incurred fees of $731,447, $682,662, and $834,577, respectively, for administrative services.

As of June 30, 2015, we had approximately $2.7 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.

Share Repurchase Program

On April 7, 2014, the Board of Directors authorized a share repurchase program which provides for the purchase of up to 1 million shares of outstanding common stock to be implemented at the discretion of our management team. On August 26, 2015, the Board of Directors authorized the purchase of an additional 1 million shares to provide for the purchase up to 2 million shares of the outstanding common stock as part of the share repurchase program. Under the repurchase program, we may, but are not obligated to, repurchase our outstanding common stock in the open market from time to time. The timing and number of shares to be repurchased in the open market will depend on a number of factors, including market conditions and alternative investment opportunities. In addition, any repurchases will be conducted in accordance with the 1940 Act.

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

The Credit Facility matures on June 3, 2016 and bears interest based on a tiered rate structure, depending upon utilization, ranging from LIBOR (one month, two month or three month, depending on our option) plus 3.25% to 4.00% per annum, or from Santander Bank’s prime rate plus 1.25% to 2.00% per annum, based on our election. In addition, a fee of 0.50% per annum is charged on unused amounts under the Credit Facility. The Credit Facility is secured by all of our assets. Under the Credit Facility, we have made certain customary representations and warranties, and are required to comply with various covenants, reporting requirements and other customary requirements, including a minimum balance sheet leverage ratio, for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature. On November 6, 2013, the Company increased the size of its Credit Facility with Santander Bank from $32.5 million to $45.0 million. On September 12, 2014, the Company entered into an amendment to our Credit Facility with Santander Bank to increase the size of the facility from $45.0 million to $60.0 million and to provide additional criteria for eligibility of loans under the borrowing base under the credit facility. The Company has not exercised its option to expand the Credit Facility as of June 30, 2015.

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

Date Declared	Record Date	Payment Date	Amount
Total Fiscal 2011			$0.751
Total Fiscal 2012			$0.918
Total Fiscal 2013			$0.924
Total Fiscal 2014			$0.864
Fiscal 2015:
May 2, 2014	July 31, 2014	August 15, 2014	$0.067
May 2, 2014	August 29, 2014	September 15, 2014	0.067
May 2, 2014	September 30, 2014	October 15, 2014	0.067
September 8, 2014	October 31, 2014	November 14, 2014	0.067
September 8, 2014	November 28, 2014	December 15, 2014	0.067
September 8, 2014	December 31, 2014	January 15, 2015	0.067
November 3, 2014	January 30, 2015	February 13, 2015	0.067
November 3, 2014	February 27, 2015	March 13, 2015	0.067
November 3, 2014	March 31, 2015	April 15, 2015	0.067
February 20, 2015	April 30, 2015	May 15, 2015	0.035
February 20, 2015	May 29, 2015	June 15, 2015	0.035
February 20, 2015	June 30, 2015	July 15, 2015	0.035
Total (2015)			$0.708

Date Declared	Record Date	Payment Date	Amount
Fiscal 2016:
May 5, 2015	July 31, 2015	August 14, 2015	$0.035
May 5, 2015	August 31, 2015	September 15, 2015	0.035
May 5, 2015	September 30, 2015	October 15, 2015	0.035
August 4, 2015	October 30, 2015	November 13, 2015	0.035
August 4, 2015	November 30, 2015	December 15, 2015	0.035
August 4, 2015	December 31, 2015	January 15, 2016	0.035
Total 2016 to date			$0.210

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Investment Advisory Agreement with Full Circle Advisors. John E. Stuart, our Chairman, and Gregg J. Felton, our Chief Executive Officer and President, are both managing members of, and have financial and controlling interests in, Full Circle Advisors.
•	We have entered into the Administration Agreement with Full Circle Service Company. Pursuant to the terms of the Administration Agreement, Full Circle Service Company provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. Mr. Stuart, our Chairman, and Mr. Felton, our Chief Executive Officer and President, are managing members of, and have financial and controlling interests in, Full Circle Service Company. Our Chief Financial Officer, Michael J. Sell, is the Vice President of Full Circle Service Company.
•	We have entered into a license agreement with Full Circle Advisors, pursuant to which Full Circle Advisors has agreed to grant us a non-exclusive, royalty-free license to use the name “Full Circle.”
•	Our former Chief Financial Officer, Treasurer and Secretary, William E. Vastardis, is the Chairman of Conifer Asset Solutions LLC (“Conifer”) formerly known as Vastardis Fund Services LLC. Full Circle Service Company has engaged Conifer to provide certain administrative services to us. For the year ended June 30, 2015, Conifer earned $256,236 for services provided under the Sub-Administration Agreement. On September 30, 2013, Michael J. Sell succeeded Mr. Vastardis as our Chief Financial Officer, Treasurer, and Secretary.

FCCIP is a multiple series private fund, for which we serve as the managing member and investment adviser. FCCIP was formed as a Delaware limited liability company and operates under a limited liability company agreement dated June 13, 2014. We may co-invest in certain portfolio investments from time to time with one or more series issued by FCCIP where we determine that the aggregate available investment opportunity exceeds what we believe would be appropriate for us to acquire directly, subject to certain conditions. In addition, we expect to receive certain fees or other distributions for FCCIP in connection with the services we provide to each series it may issue. Such fees may include management fees, incentive fees and administration fees and could be offset by expense caps or waivers in the future.

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

Recent Developments

Recent Portfolio Activity

On July 1, 2015, the Company issued a $6.0 million mortgage note to 310E53RD, LLC, a real estate holding company. The note bears interest at LIBOR plus 10.00% with a LIBOR floor of 0.15% and has a final maturity of July 1, 2017.

On July 1, 2015, the senior secured credit facility and revolving commitment with Butler Burger Group, LLC, was fully repaid at par plus accrued interest and fees for total proceeds of $8,628,197.

On July 17, 2015, the Company purchased $3.0 million of a $175.0 million senior secured term loan to Liquidnet Holdings, Inc., an equities trading platform, at 96.375% of par. The credit facility bears interest at LIBOR plus 6.75% with a LIBOR floor of 1.00% and has a final maturity of May 22, 2019.

On July 31, 2015, the Company purchased an additional $1.0 million of senior secured notes to Lee Enterprises, Incorporated, a daily and weekly newspaper publisher. The notes bear interest at 9.50% and have a final maturity of March 15, 2022.

On August 26, 2015, the Board of Directors authorized the purchase of an additional 1 million shares to provide for the purchase up to 2 million shares of the outstanding common stock as part of the share repurchase program.

On September 3, 2015, the senior secured credit facility with GW Power, LLC and Greenwood Fuels WI, LLC was partially repaid for total proceeds of $2,200,000.

On September 4, 2015, Blackberry Ltd announced that it has entered into a definitive agreement to acquire Good Technology Corporation for $425 million in cash. Upon closing of the transaction, the Company is expected to receive an $11 million repayment on its first lien notes, which would reflect a 110% redemption on the Company’s initial investment. The Company has not received an indication of what value, if any, is expected to be received related to the warrants.

On September 10, 2015, the Company sold the full $2,000,000 at the second lien term loan with GK Holdings, Inc. for total proceeds of $1,955,000 plus accured interest.

Distribution

On August 4, 2015, the Board of Directors declared the following monthly distributions:

Record Date	Payment Date	Per Share Amount
October 30, 2015	November 13, 2015	$0.035
November 30, 2015	December 15, 2015	$0.035
December 31, 2015	January 15, 2016	$0.035

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2015, 10 debt investments in our portfolio bore interest at a fixed rate, and the remaining 33 debt investments were at variable rates, representing approximately $36.0 million and $97.9 million in principal debt, respectively. The variable rates are based upon LIBOR.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying Prime Rate or LIBOR, and no other change in our portfolio as of June 30, 2015. We have also assumed that there are no outstanding floating rate borrowings by the Company. See the below table for the effect the rate changes would have on net investment income.

LIBOR or Prime Rate Increase (Decrease)	Increase (decrease) of Net Investment Income (in millions)
3.00%	$2.5
2.00%	$1.5
1.00%	$0.6
(1.00)%	$(0.1)
(2.00)%	$(0.2)
(3.00)%	$(0.3)

Although management believes that this analysis is indicative of our existing interest rate sensitivity at June 30, 2015, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates.

Item 8.  Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Full Circle Capital Corporation and Subsidiaries:

We have audited the accompanying consolidated statement of assets and liabilities of Full Circle Capital Corporation and Subsidiaries (the Company), including the consolidated schedule of investments, as of June 30, 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of June 30, 2015 by correspondence with the custodians, loan agents, or borrowers as applicable, or by other appropriate auditing procedures where replies from these parties, as applicable, were not received. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Full Circle Capital Corporation and its Subsidiaries as of June 30, 2015, and the results of their operations, changes in net assets and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Full Circle Capital Corporation and Subsidiaries’ internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013, and our report dated September 14, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ McGladrey LLP
New York, New York
September 14, 2015

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Full Circle Capital Corporation and Subsidiaries:

We have audited Full Circle Capital Corporation and Subsidiaries’ (the Company) internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Full Circle Capital Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control — Integrated Framework, issued by COSO in 2013.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of assets and liabilities of Full Circle Capital Corporation and Subsidiaries, including the consolidated schedule of investments, as of June 30, 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for the year then ended and our report dated September 14, 2015 expressed an unqualified opinion.

/s/ McGladrey LLP
New York, New York
September 14, 2015

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

We have audited the accompanying consolidated statements of operations, changes in net assets, and cash flows for the year ended June 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above of the Full Circle Capital Corporation, present fairly, in all material respects, the results of their operations and their cash flows for the year ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein Kass

Roseland, New Jersey
September 12, 2013

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

		June 30, 2015	June 30, 2014
Assets
Control Investments at Fair Value (Cost of $11,409,596 and $20,253,149, respectively)		$5,812,064	$17,539,057
Affiliate Investments at Fair Value (Cost of $24,434,726 and $20,177,115, respectively)		16,019,272	14,588,417
Non-Control/Non-Affiliate Investments at Fair Value (Cost of $136,351,581 and $123,605,311, respectively)		130,282,423	118,063,285
Total Investments at Fair Value (Cost of $172,195,903 and $164,035,575, respectively)	(NOTE 9)	152,113,759	150,190,759
Open Swap Contract Asset, at Fair Value	(NOTE 10)	—	—
Cash		3,736,563	—
Deposit with Broker		—	2,525,000
Interest Receivable		1,903,606	1,016,726
Principal Receivable		23,287	207,233
Distributions Receivable		15,141	—
Due from Affiliates		605,749	4,273
Due from Portfolio Investments		180,300	135,288
Receivable on Swap Contract		1,081	—
Prepaid Expenses		66,105	57,470
Other Assets		1,483,578	750,326
Deferred Offering Expenses		328,168	—
Deferred Credit Facility Fees	(NOTE 8)	267,645	449,350
Total Assets		160,724,982	155,336,425
Liabilities
Due to Affiliates	(NOTE 5)	1,052,489	891,966
Bank Overdraft		—	821,316
Accrued Liabilities		179,378	184,857
Deposit from Swap Counterparty		10,380,000
Due to Broker		—	25,000,221
Payable for Investments Acquired		15,020,000	24,900,172
Distributions Payable		813,240	766,683
Interest Payable		57,605	45,254
Other Liabilities		305,957	1,076,800
Accrued Offering Expenses		7,258	35,828
Line of Credit	(NOTE 8)	—	8,435,463
Notes Payable 8.25% due June 30, 2020 (plus unamortized premium of $158,504 and $0 and less deferred debt issuance costs of $833,541 and $947,937, respectively.	(NOTE 8)	32,970,488	20,197,588
Total Liabilities		60,786,415	82,356,148
Commitments and contingencies	(NOTE 12)	—	—
Net Assets		$99,938,567	$72,980,277
Components of Net Assets
Common Stock, par value $0.01 per share (100,000,000 authorized; 23,235,430 and 11,443,034 issued and outstanding, respectively)		$232,354	$114,430
Paid-in Capital in Excess of Par		132,487,067	92,103,666
Distributions in Excess of Net Investment Income		(119,318)	(131,251)
Accumulated Net Realized Losses		(12,579,392)	(5,261,752)
Accumulated Net Unrealized Losses		(20,082,144)	(13,844,816)
Net Assets		$99,938,567	$72,980,277
Net Asset Value Per Share		$4.30	$6.38

See Notes to Consolidated Financial Statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		Year Ended June 30, 2015	Year Ended June 30, 2014	Year Ended June 30, 2013
Investment Income
Interest Income from Non-Control/Non-Affiliate Investments		$13,044,316	$6,486,729	$7,400,633
Interest Income from Affiliate Investments		2,445,713	2,701,361	1,587,281
Interest Income from Control Investments		1,465,069	1,963,407	1,504,343
Dividend Income from Control Investments		36,247	114,704	223,474
Other Income from Non-Control/Non-Affiliate Investments		542,164	2,487,959	1,136,661
Other Income from Affiliate Investments		98,671	16,592	143,631
Other Income from Control Investments		50,000	50,000	50,000
Other Income from Non-Investment Sources		67,163	2,941	—
Total Investment Income		17,749,343	13,823,693	12,046,023
Operating Expenses
Management Fee		2,280,058	1,631,694	1,431,851
Incentive Fee		1,798,000	1,511,362	1,339,833
Total Advisory Fees	(NOTE 5)	4,078,058	3,143,056	2,771,684
Allocation of Overhead Expenses		171,559	180,737	310,412
Sub-Administration Fees		256,236	200,000	223,429
Officers’ Compensation		303,652	301,925	300,736
Total Costs Incurred Under Administration Agreement	(NOTE 5)	731,447	682,662	834,577
Directors’ Fees		182,196	127,625	124,500
Interest Expenses	(NOTE 8)	4,305,558	2,693,487	1,854,495
Professional Services Expense		700,324	610,362	567,126
Bank Fees		39,931	56,184	16,429
Tax Expenses		—	—	4,369
Other		519,600	479,596	492,262
Total Gross Operating Expenses		10,557,114	7,792,972	6,665,442
Management Fee Waiver and Expense Reimbursement	(NOTE 5)	(1,420,843)	—	—
Total Net Operating Expenses		9,136,271	7,792,972	6,665,442
Net Investment Income		8,613,072	6,030,721	5,380,581
Net Change in Unrealized Gain (Loss) on Investments		(6,237,328)	(12,704,614)	2,636,310
Net Realized Gain (Loss) on:
Non-Control/Non-Affiliate Investments		(4,055,309)	(947,601)	(4,250,076)
Affiliate Investments		321,394	—	7,846
Control Investments		(3,842,390)	—	26,482
Swap Contract		1,081	—	—
Foreign Currency Transactions		(1,248)	(901)	—
Net Realized Gain (Loss)		(7,576,472)	(948,502)	(4,215,748)
Net Increase (Decrease) in Net Assets Resulting from Operations		$(5,200,728)	$(7,622,395)	$3,801,143
Earnings (Loss) per Common Share Basic and Diluted	(NOTE 4)	$(0.35)	$(0.88)	$0.54
Net Investment Income per Common Share Basic and Diluted		$0.63	$0.71	$0.77
Weighted Average Shares of Common Stock Outstanding Basic and Diluted		14,803,637	8,698,814	7,018,286

See Notes to Consolidated Financial Statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended June 30, 2015	Year Ended June 30, 2014	Year Ended June 30, 2013
Increase (Decrease) in Net Assets Resulting from Operations:
Net Investment Income	$8,613,072	$6,030,721	$5,380,581
Net Change in Unrealized Gain (Loss) on Investments	(6,237,328)	(12,704,614)	2,636,310
Net Realized Gain (Loss) on:
Investments and Swap Contract	(7,575,224)	(947,601)	(4,215,748)
Foreign Currency Transactions	(1,248)	(901)	—
Net Realized Gain (Loss)	(7,576,472)	(948,502)	(4,215,748)
Net Increase (Decrease) in Net Assets Resulting from Operations	(5,200,728)	(7,622,395)	3,801,143
Dividends from Net Investment Income	(8,613,072)	(6,030,721)	(5,380,581)
Distributions from Other Sources	(1,031,916)	(1,529,310)	(1,197,728)
Net Decrease in Net Assets Resulting from Distributions	(9,644,988)	(7,560,031)	(6,578,309)
Capital Share Transactions:
Issuance of Common Stock	43,246,786	28,412,404	10,665,000
Less Offering Costs and Underwriting Fees	(1,442,780)	(893,740)	(686,580)
Net Increase in Net Assets Resulting from Capital Share Transactions	41,804,006	27,518,664	9,978,420
Total Increase (Decrease) in Net Assets	26,958,290	12,336,238	7,201,254
Net Assets at Beginning of Year	72,980,277	60,644,039	53,442,785
Net Assets at End of Year	$99,938,567	$72,980,277	$60,644,039
Capital Share Activity:
Shares Issued	11,792,396	3,873,652	1,350,000
Shares Outstanding at Beginning of Year	11,443,034	7,569,382	6,219,382
Shares Outstanding at End of Year	23,235,430	11,443,034	7,569,382

See Notes to Consolidated Financial Statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2015	Year Ended June 30, 2014	Year Ended June 30, 2013
Cash Flows from Operating Activities:
Net Increase (Decrease) in Net Assets Resulting from Operations	$(5,200,728)	$(7,622,395)	$3,801,143
Adjustments to Reconcile Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Purchases of Investments	(136,691,882)	(203,387,193)	(137,146,751)
Increase in Investments Due to PIK	(429,720)	(117,500)
Proceeds from Sale or Refinancing of Investments	122,880,572	128,301,503	142,607,861
Net Realized (Gain) Loss on:
Investments and Swap Contract	7,575,224	947,601	4,215,748
Foreign Currency Transactions	1,248	901	—
Net Change in Unrealized (Gain) Loss on Investments	6,237,328	12,704,614	(2,636,310)
Amortization and Accretion of Fixed Income Premiums and Discounts	(1,496,851)	(466,184)	(368,279)
Amortization and Accretion of Deferred Debt Issuance Premiums and Costs	129,066	158,060	1,277
Amortization of Deferred Credit Facility Fees	274,826	279,561	16,950
Change in Operating Assets and Liabilities
Deposit with Broker	2,525,000	(2,525,000)	2,350,000
Interest Receivable	(886,880)	81,244	(195,259)
Principal Receivable	183,946	(102,465)	408,604
Distributions Receivable	(15,141)	36,705	(36,705)
Due from Affiliates	(601,476)	(4,273)	—
Due from Portfolio Investment	(45,012)	(30,258)	(93,890)
Prepaid Expenses	(8,635)	3,728	(18,145)
Other Assets	(733,252)	686,947	(1,411,774)
Due to Affiliates	160,523	163,595	148,018
Accrued Liabilities	(5,479)	(296,612)	286,077
Deposit from Swap Counterparty	10,380,000	—	—
Due to Broker	(25,000,221)	25,000,221	(22,500,041)
Payable for Investments Acquired	(9,880,172)	24,900,172	—
Interest Payable	12,351	(88,913)	(8,351)
Other Liabilities	(770,843)	718,104	218,238
Net Cash Provided by (Used in) Operating Activities	(31,406,208)	(20,657,837)	(10,361,589)
Cash Flows from Financing Activities:
Bank Overdraft	(821,316)	821,316	—
Borrowings Under Credit Facility	200,789,889	133,483,457	98,538,884
Payments Under Credit Facility	(209,225,352)	(150,632,141)	(91,499,397)
Distributions Paid to Shareholders	(9,598,431)	(7,376,190)	(6,474,359)
Deferred Credit Facility Fees	(93,121)	(185,065)	(510,796)
Payment of Offering Expenses and Underwriting Fees	(1,799,518)	(771,078)	(725,426)
Payment of Distribution Notes	—	(3,404,583)	—
Proceeds from Notes Payable	12,643,834	2,280,602	17,757,649
Proceeds from Issuance of Common Stock	43,246,786	28,412,404	10,665,000
Net Cash Provided by (Used in) Financing Activities	35,142,771	2,628,722	27,751,555
Total Increase (Decrease) in Cash	3,736,563	(18,029,115)	17,389,966
Cash Balance at Beginning of Year	—	18,029,115	639,149
Cash Balance at End of Year	$3,736,563	$—	$18,029,115

See Notes to Consolidated Financial Statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended June 30, 2015	Year Ended June 30, 2014	Year Ended June 30, 2013
Supplemental Disclosure of Non-Cash Operating Activities:
Exercise of General Cannabis Corp. warrant into common stock	$486,786	$—	$—
Supplemental Disclosures of Non-Cash Financing Activities:
Distributions Declared, Not Yet Paid	$813,240	$766,683	$582,842
Accrued Offering Expenses	$7,258	$35,828	$—
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$3,889,315	$2,344,779	$1,844,619

See Notes to Consolidated Financial Statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2015

Description and Industry(1)	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Control Investments(3)
Takoda Resources Inc.* Geophysical Surveying and Mapping Services	Senior Secured Term Loan, 16.00%, 4/1/2016(9)	$3,054,532	$3,054,532	$161,585	0.16%
	Common Stockˆ,(5)	749	—	—	—%
			3,054,532	161,585	0.16%
Texas Westchester Financial, LLC Consumer Financing	Limited Liability Company Interestsˆ	9,278	491,713	177,500	0.18%
The Finance Company, LLC Consumer Financing	Senior Secured Term Loan, 15.00% (one month LIBOR plus 14.25%, 15.00% floor), 9/30/2015	$4,195,915	4,187,977	4,204,167	4.21%
	Limited Liability Company Interests	50	140,414	802,027	0.80%
			4,328,391	5,006,194	5.01%
TransAmerican Asset Servicing Group, LLC Asset Recovery Services	Senior Secured Revolving Loan, 12.00%, 7/25/2016(9)	$3,563,246	3,534,960	466,785	0.47%
	Limited Liability Company Interestsˆ,(6)	75	—	—	—%
			3,534,960	466,785	0.47%
Total Control Investments			11,409,596	5,812,064	5.82%
Affiliate Investments(4)
Modular Process Control, LLC Energy Efficiency Services	Senior Secured Revolving Loan, 14.50% (one month LIBOR plus 13.50%, 14.50% floor), 3/28/2017	$1,297,884	1,294,200	1,175,320	1.18%
	Senior Secured Term Loan, 15.50% (one month LIBOR plus 14.50%, 15.50% floor), 3/28/2017	$4,900,000	4,743,125	2,296,957	2.30%
	Senior Secured Term Loan – Tranche 2, 18.00% (one month LIBOR plus 17.00%, 18.00% floor), 3/28/2017**	$953,143	953,143	191,550	0.19%
	Warrant for 14.50% of the outstanding Class B LLC Interests (at a $0.01 strike price), expires 3/28/2023ˆ	1	288,000	—	—%
			7,278,468	3,663,827	3.67%
ProGrade Ammo Group, LLC Munitions	Senior Secured Revolving Loan, 9.19% (one month LIBOR plus 9.00%, 9.19% floor), 3/30/2016(9)	$1,821,447	1,821,447	1,821,447	1.82%
	Senior Secured Term Loan, 16.19% (one month LIBOR plus 16.00%, 16.19% floor), 3/30/2016(9)	$4,843,750	4,843,750	768,862	0.77%
	Warrants for 19.9% of the outstanding LLC interests (at a $10.00 strike price), expire 8/2/2018ˆ	181,240	176,770	—	—%
			6,841,967	2,590,309	2.59%

See Notes to Consolidated Financial Statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2015

Description and Industry(1)	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Affiliate Investments (continued)
SOLEX Fine Foods, LLC; Catsmo, LLC Food Distributors and Wholesalers	Senior Secured Term Loan, 12.33% (one month LIBOR plus 12.14%), 12/28/2016	$3,861,696	$3,814,813	$3,832,347	3.83%
	Limited Liability Company Interestsˆ,(7)	1	290,284	—	—%
	Warrants for 1.6% of the outstanding LLC interests (strike price $0.01), expire 12/31/2022ˆ,(7)	1	58,055	—	—%
			4,163,152	3,832,347	3.83%
US Oilfield Company, LLC Oil and Gas Field Services	Senior Secured Revolving Loan, 12.69% (one month LIBOR plus 12.50%), 8/13/2017	$545,118	545,118	545,118	0.55%
	Senior Secured Term Loan A, 12.69% (one month LIBOR plus 12.50%), 8/13/2017	$854,167	847,155	840,415	0.84%
	Senior Secured Term Loan B, 12.69% (one month LIBOR plus 12.50%), 8/13/2017	$4,368,132	4,328,366	4,297,805	4.30%
	Warrant for 7.625% of the outstanding Class A voting LLC interests (strike price $0.01), expires 8/13/2024ˆ	1	—	—	—%
	Warrants for 1.824% of the outstanding Class B non-voting LLC interests (strike price $0.01), expires 8/13/2024ˆ	2	—	—	—
			5,720,639	5,683,338	5.69%
West World Media, LLC Information and Data Services	Limited Liability Company Interestsˆ,(8)	148,326	430,500	249,451	0.25%
Total Affiliate Investments			24,434,726	16,019,272	16.03%
Other Investments
Ads Direct Media, Inc. Internet Advertising	Senior Secured Term Loan, 13.50% (one month LIBOR plus 13.00%, 13.50% floor) 10/9/2017	$2,406,250	2,387,763	2,392,294	2.39%
	Warrant for 3.25% of outstanding LLC interests (strike price $0.01) expires 10/9/2024ˆ	1	—	—	—%
			2,387,763	2,392,294	2.39%
AP Gaming I, LLC Gambling Machine Manufacturer	Unfunded Revolving Loan, 8.25%, 12/20/2018(10)	$—	(146,988)	(146,988)	(0.15)%
	Senior Secured Term Loan, 9.25% (one month LIBOR plus 8.25%, 9.25% floor) 12/20/2020	$3,989,873	3,950,167	3,950,167	3.95%
			3,803,179	3,803,179	3.80%
Attention Transit Advertising Systems, LLC Outdoor Advertising Services	Senior Secured Term Loan, 11.50%, 9/30/2016	$1,915,341	1,915,341	1,979,058	1.98%

See Notes to Consolidated Financial Statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2015

Description and Industry(1)	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Other Investments (continued)
Background Images, Inc. Equipment Rental Services	Senior Secured Term Loan – Term A, 14.69% (one month LIBOR plus 14.50%), 7/31/2015	$132,866	132,866	146,525	0.15%
	Senior Secured Term Loan – Term B, 16.44% (one month LIBOR plus 16.25%), 7/31/2015	$485,725	$485,725	$493,449	0.49%
			618,591	639,974	0.64%
Bioventus, LLC Specialty Pharmaceuticals	Subordinated Secured Term Loan, 11.00% (one month LIBOR plus 10.00%, 11.00% floor), 4/10/2020	$6,000,000	5,944,426	5,970,000	5.97%
Butler Burgher Group, LLC Real Estate Management Services	Senior Secured Revolving Loan, 13.50% (one month LIBOR plus 13.25%, 13.50% floor), 6/30/2017	$750,000	745,237	800,000	0.80%
	Senior Secured Term Loan, 13.50% (one month LIBOR plus 13.25%, 13.50% floor), 6/30/2017	$7,349,264	7,302,515	7,716,728	7.72%
			8,047,752	8,516,728	8.52%
Davidzon Radio, Inc. Radio Broadcasting	Senior Secured Term Loan, 11.00% (one month LIBOR plus 10.00%, 11.00% floor), 3/31/2020	$10,897,013	8,991,089	9,262,098	9.27%
Fuse, LLC Television Programming	Senior Secured Note, 10.375%, 7/1/2019	$7,000,000	7,041,962	5,775,000	5.78%
GC Pivotal, LLC Data Connectivity Services Company	Unsecured Notes, 11.00%, 12/31/2020	$3,164,000	3,171,910	3,171,910	3.17%
General Cannabis Corp. Non-Residential Property Owner	Common Stock	654,409	515,094	1,308,818	1.31%
GK Holdings Inc. IT and Business Skill Training	Subordinated Secured Term Loan, 10.50% (one month LIBOR plus 9.50%, 10.50% floor), 1/20/2022	$2,000,000	1,962,074	1,980,000	1.98%
Good Technology Corporation Mobile Device Management	Senior Secured Note, 5.00%, 10/1/2017	$10,000,000	8,201,173	8,845,667	8.85%
	Warrants for 203.252 shares (at a $4.92 strike price), expire 9/30/2018ˆ	10,000	2,289,400	2,289,400	2.29%
			10,490,573	11,135,067	11.14%
Granite Ridge Energy, LLC Power Generation	Common Stock	60,000	12,975,000	12,975,000	12.98%
GW Power, LLC and Greenwood Fuels WI, LLC Electric Services	Senior Secured Term Loan, 12.19% (one month LIBOR plus 12.00%, 12.16% floor), 3/31/2016	$5,320,388	5,299,835	5,255,480	5.26%
Infinite Aegis Group, LLC Healthcare Billing and Collections	Warrant for 2.0% of the outstanding LLC interests (at a $0.01 strike price), expires 8/1/2023ˆ	1	107,349	—	—%

See Notes to Consolidated Financial Statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2015

Description and Industry(1)	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Other Investments (continued)
JN Medical Corporation Biological Products	Senior Secured Term Loan, 11.25%, (one month LIBOR plus 11.00%, 11.25% floor, 12.00% cap), 6/30/2016	$3,500,000	3,481,766	3,449,367	3.45%
Lee Enterprises, Incorporated Daily and Weekly Newspaper Publisher	Senior Secured Notes, 9.50%, 3/15/2022	$2,000,000	2,045,000	2,045,000	2.05%
Luling Lodging, LLC Hotel Operator	Senior Secured Term Loan, 12.25% (one month LIBOR plus 12.00%, 12.25% floor), 12/17/2017	$4,500,000	$4,463,119	$4,303,650	4.31%
Medinet Investments, LLC Medical Liability Claims Factoring	Senior Secured Revolving Loan, 13.50%, (one month LIBOR plus 13.00%, 13.50% floor), 7/23/2017	$188,313	183,211	103,083	0.10%
New Media West, LLC Cable TV/Broadband Services	Senior Secured Term Loan, 9.00%, 12/31/2017(9)	$3,811,681	3,811,681	—	—%
OPS Acquisitions Limited and Ocean Protection Services Limited* Maritime Security Services	Senior Secured Term Loan, 12.50%, (one month LIBOR plus 12.00%, 12.50% floor), 3/4/2017	$5,950,000	5,913,412	5,968,246	5.97%
PEAKS Trust 2009-1* Consumer Financing	Senior Secured Term Loan, 7.50%, (one month LIBOR plus 5.50%, 7.50% floor), 1/27/2020	$3,450,828	2,947,443	2,705,449	2.71%
PR Wireless, Inc. Wireless Communications	Senior Secured Term Loan, 10.00%, (one month LIBOR plus 9.00%, 10.00% floor), 6/27/2020	$8,415,000	7,618,897	7,573,500	7.58%
	Warrant for 101 shares (at a $0.01 strike price), expires 6/27/2024ˆ	1	634,145	378,675	0.38%
			8,253,042	7,952,175	7.96%
Pristine Environments, Inc. Building Cleaning and Maintenance Services	Senior Secured Revolving Loan, 11.70% (one month LIBOR plus 11.50%, 11.70% floor), 3/31/2017	$5,614,310	5,614,310	5,863,211	5.87%
	Senior Secured Term Loan A, 12.70% (one month LIBOR plus 12.50%, 12.70% floor), 3/31/2017	$1,607,656	1,602,678	1,685,037	1.69%
	Senior Secured Term Loan B, 12.70% (one month LIBOR plus 12.50%, 12.70% floor), 3/31/2017	$3,026,563	2,979,285	3,172,039	3.17%
			10,196,273	10,720,287	10.73%
RiceBran Technologies Corporation Grain Mill Products	Senior Secured Revolving Loan, 11.50% (one month LIBOR plus 10.75%, 11.50% floor), 6/1/2018	$1,000,000	939,362	939,362	0.94%
	Senior Secured Term Loan, 11.50% (one month LIBOR plus 10.75%, 11.50% floor), 6/1/2018	$2,500,000	2,348,330	2,348,330	2.35%
	Warrants for 300,000 (at a $5.25 strike price), expires 5/12/2020ˆ	300,000	39,368	27,000	0.03%
			3,327,060	3,314,692	3.32%

See Notes to Consolidated Financial Statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2015

Description and Industry(1)	Type of Investment(2)		Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Other Investments (continued)
Sundberg America, LLC et al Appliance Parts Distributor	Senior Secured Notes, 9.50%, 4/30/2020		$8,000,000	7,960,112	7,960,112	7.97%
The Selling Source, LLC Information and Data Services	Senior Secured Term Loan, 15.00%, 12/31/2017**		$3,869,881	3,855,453	3,140,666	3.14%
US Shale Solutions, Inc. Oil and Gas Field Services	Senior Secured Note, 12.50%, 9/1/2017	(9)	$9,000,000	$6,641,957	$4,455,000	4.46%
	Warrants for 2.78 shares (at a $0.01 strike price), expire 9/1/2024ˆ		9,000	114	90	0.00%
				6,642,071	4,455,090	4.46%
Total Other Investments				136,351,581	130,282,423	130.36%
Total Investments				$172,195,903	$152,113,759	152.21%

Counterparty	Instrument	# of Contracts	Notional	Cost	Fair Value	% of Net Asset Value
Derivative Instruments
Reef Road Master Fund, Ltd.	Total Return Swap, Pay Total Return on 60,000 shares of Granite Ridge Energy, LLC, Receive 3% Fixed Rate, expires June 29, 2016	1	$12,975,000	$—	$—	—%

See Notes to Consolidated Financial Statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2015

The following tables show the fair value of our portfolio of investments by geography and industry as of June 30, 2015.

	June 30, 2015
Geography	Investment at Fair Value (in millions)	Percentage of Net Assets
United States	$145.9	146.08%
United Kingdom	6.0	5.97
Canada	0.2	0.16
Total	$152.1	152.21%

	June 30, 2015
Industry	Investment at Fair Value (in millions)	Percentage of Net Assets
Power Generation	$13.0	12.98%
Mobile Device Management	11.1	11.14
Building Cleaning and Maintenance Services	10.7	10.73
Oil and Gas Field Services	10.1	10.14
Radio Broadcasting	9.3	9.27
Real Estate Management Services	8.5	8.52
Appliance Parts Distributor	8.0	7.97
Wireless Communications	8.0	7.96
Consumer Financing	7.9	7.90
Specialty Pharmaceuticals	6.0	5.97
Maritime Security Services	6.0	5.97
Television Programming	5.8	5.78
Electric Services	5.2	5.26
Hotel Operator	4.3	4.31
Food Distributors and Wholesalers	3.8	3.83
Gambling Machine Manufacturer	3.8	3.81
Energy Efficiency Services	3.6	3.67
Biological Products	3.4	3.45
Information and Data Services	3.4	3.39
Grain Mill Products	3.3	3.32
Data Connectivity Service Company	3.2	3.17
Munitions	2.6	2.59
Internet Advertising	2.4	2.39
Daily and Weekly Newspaper Publisher	2.0	2.05
IT and Business Skill Training	2.0	1.98
Outdoor Advertising Services	2.0	1.98
Non-Residential Property Owner	1.3	1.31
Equipment Rental Services	0.6	0.64
Asset Recovery Services	0.5	0.47
Geophysical Surveying and Mapping Services	0.2	0.16
Medical Liability Claims Factoring	0.1	0.10
Cable TV/Broadband Services	—	—
Total	$152.1	152.21%

(1)	The Company’s investments are acquired in private transactions exempt from registration under the Securities Act of 1933 and therefore, are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act of 1933.

See Notes to Consolidated Financial Statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2015

(2)	A majority of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to LIBOR (“London Interbank Offered Rate”) or the U.S. prime rate, and which is reset daily, monthly, quarterly or semi-annually. For each debt investment, the Company has provided the interest rate in effect as of June 30, 2015. If no reference to LIBOR or the U.S. prime rate is made, the rate is fixed. A floor is the minimum rate that will be applied in calculating an interest rate. A cap is the maximum rate that will be applied in calculating an interest rate.
(3)	“Control Investments” are investments in those companies that are “Control Investments” of the Company, as defined in the Investment Company Act of 1940. A company is deemed to be a “Control Investment” of Full Circle Capital Corporation if Full Circle Capital Corporation owns more than 25% of the voting securities of such company.
(4)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the Investment Company Act of 1940, which are not “Control Investments.” A company is deemed to be an “Affiliate” of Full Circle Capital Corporation if Full Circle Capital Corporation owns 5% or more, but less than 25%, of the voting securities of such company.
(5)	Full Circle Capital Corporation’s equity investment in Takoda Resources Inc. is held through its wholly owned subsidiary FC Takoda Holdings, LLC.
(6)	Full Circle Capital Corporation’s equity investment in TransAmerican Asset Servicing Group, LLC is held through its wholly owned subsidiary TransAmerican Asset Servicing Group, Inc.
(7)	Full Circle Capital Corporation’s equity investments in SOLEX Fine Foods, LLC; Catsmo, LLC are held through its wholly owned subsidiary FC New Specialty Foods, Inc.
(8)	A portion of Full Circle Capital Corporation’s investment in West World Media, LLC is held through its wholly owned subsidiary Full Circle West, Inc. The remainder of the LLC interests are held directly by Full Circle Capital Corporation.
(9)	Investments were on non-accrual status as of June 30, 2015.
(10)	The negative fair value is the result of the unfunded commitment being valued below par. These amounts may or may not be funded to the borrowing party now or in the future.
*	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
**	Security pays all or a portion of its interest in kind.
ˆ	Security is a non-income producing security.

See Notes to Consolidated Financial Statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2014

Description and Industry(1)	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Control Investments(3)
New Media West, LLC Cable TV/Broadband Services	Senior Secured Term Loan, 9.00%, 12/31/2017	$4,826,711	$4,826,711	$4,605,326	6.31%
	Limited Liability Company Interestsˆ,(5)	720	3,600,000	1,061,353	1.45%
			8,426,711	5,666,679	7.76%
Takoda Resources Inc.* Geophysical Surveying and Mapping Services	Senior Secured Term Loan, 16.00%, 4/1/2016	$2,692,828	2,692,828	2,557,379	3.50%
	Common Stockˆ,(6)	749	—	—	—%
			2,692,828	2,557,379	3.50%
Texas Westchester Financial, LLC Consumer Financing	Limited Liability Company Interestsˆ	9,278	905,819	540,037	0.74%
The Finance Company, LLC Consumer Financing	Senior Secured Term Loan, 15.00% (LIBOR plus 14.25%, 15.00% floor), 9/30/2015	$5,163,547	5,117,223	5,258,384	7.21%
	Limited Liability Company Interests	50	140,414	1,956,521	2.68%
			5,257,637	7,214,905	9.89%
TransAmerican Asset Servicing Group, LLC Asset Recovery Services	Senior Secured Revolving Loan, 12.00%, 7/25/2016	$3,008,154	2,970,154	1,560,057	2.14%
	Limited Liability Company Interestsˆ,(7)	75	—	—	—%
			2,970,154	1,560,057	2.14%
Total Control Investments			20,253,149	17,539,057	24.03%
Affiliate Investments(4)
Advanced Cannabis Solutions, Inc. Non-Residential Property Owner	Warrant for 1,000,000 shares (at a $5.50 strike price), 1/21/2017ˆ	1	500,000	2,356,212	3.23%
Modular Process Control, LLC Energy Efficiency Services	Senior Secured Revolving Loan, 14.50% (LIBOR plus 13.50%, 14.50% floor), 3/28/2017	$984,569	956,401	984,569	1.35%
	Senior Secured Term Loan, 15.50% (LIBOR plus 14.50%, 15.50% floor), 3/28/2017	$5,000,000	4,768,199	2,845,333	3.90%
	Senior Secured Term Loan – Tranche 2, 18.00%, (LIBOR plus 17.00%, 18.00% floor), 3/28/2017***	$795,237	795,237	141,208	0.19%
	Modular Process Control, LLC – Warrant for 14.50% of the outstanding Class B LLC Interests (at a $0.01 strike price), expire 3/28/2023ˆ	1	288,000	—	—%
			6,807,837	3,971,110	5.44%
ProGrade Ammo Group, LLC Munitions	Senior Secured Revolving Loan, 9.19% (LIBOR plus 9.00%, 9.19% floor), 3/30/2016	$3,249,300	3,249,300	3,249,300	4.45%
	Senior Secured Term Loan, 16.19% (LIBOR plus 16.00%, 16.19% floor), 3/30/2016	$4,843,750	4,839,156	883,984	1.21%
	Warrants for 9.5% of the outstanding LLC interests (at a $10.00 strike price), expire 8/2/2018ˆ	181,240	176,770	—	—%
			8,265,226	4,133,284	5.66%

See Notes to Consolidated Financial Statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2014

Description and Industry(1)	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Affiliate Investments(4) (continued)
SOLEX Fine Foods, LLC; Catsmo, LLC Food Distributors and Wholesalers	Senior Secured Term Loan, 12.30% (LIBOR plus 12.14%), 12/28/2016	$3,900,000	$3,825,213	$3,792,490	5.20%
	Limited Liability Company Interestsˆ,(8)	1	290,284	78,775	0.11%
	Warrants for 1.6% of the outstanding LLC interests (strike price $0.01), expire 12/31/2022ˆ,(8)	1	58,055	17,649	0.02%
			4,173,552	3,888,914	5.33%
West World Media, LLC Information and Data Services	Limited Liability Company Interestsˆ,(9)	85,210	430,500	238,897	0.33%
Total Affiliate Investments			20,177,115	14,588,417	19.99%
Other Investments
Attention Transit Advertising Systems, LLC Outdoor Advertising Services	Senior Secured Term Loan, 11.50%, 9/30/2016	$2,147,504	2,147,504	2,174,419	2.98%
Background Images, Inc. Equipment Rental Services	Senior Secured Term Loan – Term A, 14.66% (LIBOR plus 14.50%), 6/28/2015	$1,109,750	1,109,750	1,136,939	1.56%
	Senior Secured Term Loan – Term B, 16.41% (LIBOR plus 16.25%), 6/28/2015	$627,250	627,250	641,321	0.88%
			1,737,000	1,778,260	2.44%
Blackstrap Broadcasting, LLC Radio Broadcasting	Senior Secured Term Loan, 6.16% (LIBOR plus 6.00%), 7/31/2014(10)	$3,095,547	3,095,547	2,466,841	3.38%
	Subordinated Secured Term Loan, 16.00% (PRIME plus 7.75%, 16.00% floor), 7/31/2014(10)	$3,500,000	3,500,000	—	—%
			6,595,547	2,466,841	3.38%
Butler Burgher Group, LLC Real Estate Management Services	Senior Secured Revolving Loan, 12.00% (LIBOR plus 11.75%, 12.00% floor), 6/30/2017	$750,000	743,250	743,250	1.02%
	Senior Secured Term Loan, 12.00% (LIBOR plus 11.75%, 12.00% floor), 6/30/2017	$8,000,000	7,928,006	7,928,006	10.86%
			8,671,256	8,671,256	11.88%
CPX, Inc. Industrial Molded Products	Senior Secured Revolving Loan, 14.19% (LIBOR plus 14.00%, 14.19% floor), 9/30/2016	$2,000,000	1,984,726	2,000,000	2.74%
	Senior Secured Term Loan, 14.69% (LIBOR plus 14.50%, 14.69% floor), 9/30/2016	$950,000	938,103	953,040	1.31%
			2,922,829	2,953,040	4.05%
Dynamic Energy Services International, LLC Oil and Gas Field Services	Senior Secured Term Loan, 9.50%, (LIBOR plus 8.50%, 9.50% floor), 3/12/2018	$4,937,500	4,845,331	4,845,331	6.64%
Esselte Holdings Inc., Esselte AB* Stationery, Tablets, and Related Products	Senior Secured Term Loan, 10.75% (LIBOR plus 8.75%, 10.75% floor), 2/29/2016	$1,779,931	1,780,317	1,794,764	2.46%

See Notes to Consolidated Financial Statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2014

Description and Industry(1)	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Other Investments (continued)
GW Power, LLC and Greenwood Fuels WI, LLC Electric Services	Senior Secured Term Loan, 12.16% (LIBOR plus 12.00%, 12.16% floor), 3/31/2016	$6,000,000	$5,947,109	$5,947,109	8.15%
Infinite Aegis Group, LLC Healthcare Billing and Collections	Senior Secured Revolving Loan, 12.19% (LIBOR plus 12.00%, 12.19% floor), 7/31/2017	$1,550,000	1,536,485	1,550,000	2.12%
	Senior Secured Term Loan, 15.19% (LIBOR plus 15.00%, 15.19% floor), 7/31/2017***	$3,950,458	3,842,232	3,846,957	5.27%
	Warrants for 2.0% of the outstanding LLC interests (at a $0.01 strike price), expire 8/1/2023ˆ	1	107,349	52,415	0.07%
			5,486,066	5,449,372	7.46%
JN Medical Corporation Biological Products	Senior Secured Term Loan, 11.25%, (LIBOR plus 11.00%, 11.25% floor, 12.00% cap), 6/30/2016	$3,500,000	3,465,000	3,465,000	4.75%
MDU Communications (USA) Inc. Cable TV/Broadband Services	Senior Secured Term Loan – Tranche A, 2.00%, 10/3/2014(10)	$1,755,111	1,755,111	451,766	0.62%
Ocean Protection Services* Maritime Security Services	Senior Secured Term Loan, 12.50%, (LIBOR plus 12.00%, 12.50% floor), 3/4/2017	$7,000,000	6,935,624	7,136,267	9.78%
PEAKS Trust 2009-1* Consumer Financing	Senior Secured Term Loan, 7.50%, (LIBOR plus 5.50%, 7.50% floor), 1/27/2020	$10,296,774	8,560,025	8,803,741	12.06%
PR Wireless, Inc. Wireless Communications	Senior Secured Term Loan, 10.00%, (LIBOR plus 9.00%, 10.00% floor), 6/27/2020	$8,500,000	7,695,855	7,695,855	10.54%
	Warrant for 101 shares (at a $0.01 strike price), 6/27/2024ˆ	1	634,145	634,145	0.87%
			8,330,000	8,330,000	11.41%
Pristine Environments, Inc. Building Cleaning and Maintenance Services	Senior Secured Revolving Loan, 11.70% (LIBOR plus 11.50%, 11.70% floor), 3/31/2017	$3,378,379	3,378,379	3,519,370	4.82%
	Senior Secured Term Loan A, 12.70% (LIBOR plus 12.50%, 12.70% floor), 3/31/2017	$1,049,875	1,041,852	1,079,097	1.48%
	Senior Secured Term Loan B, 12.70% (LIBOR plus 12.50%, 12.70% floor), 3/31/2017	$3,250,000	3,175,000	3,336,125	4.57%
			7,595,231	7,934,592	10.87%
RCS Capital Corp.* Financial Services	Subordinated Secured Term Loan, 10.50%, (LIBOR plus 9.50%, 10.50% floor), 4/29/2021	$7,500,000	7,628,939	7,743,750	10.61%
SiTV, LLC**** Television Programming	Senior Secured Note, 10.375%, 7/1/2019	$7,000,000	7,050,000	7,175,000	9.83%
The Selling Source, LLC Information and Data Services	Senior Secured Term Loan, 12.54%, 1/31/2017	$3,637,572	3,613,822	2,442,630	3.35%

See Notes to Consolidated Financial Statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2014

Description and Industry(1)	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Other Investments (continued)
US Path Labs, LLC Healthcare Services	Senior Secured Term Loan, 14.00% (LIBOR plus 13.25%, 14.00% floor), 8/31/2014	$3,500,000	$3,482,306	$3,500,000	4.80%
VaultLogix, LLC Information Retrieval Services	Warrants for Variable % Ownership, (at a $307.855 strike price), expire 1/14/2019ˆ	3,349	56,147	—	—%
United States Treasury	United States Treasury Bill** (0.11)%, 7/3/2014	$25,000,000	25,000,147	25,000,147	34.26%
Total Other Investments			123,605,311	118,063,285	161.78%
Total Investments			$164,035,575	$150,190,759	205.80%

See Notes to Consolidated Financial Statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2014

The following tables show the fair value of our portfolio of investments by geography and industry as of June 30, 2014, excluding United States Treasury Bills.

	June 30, 2014
Geography	Investment at Fair Value (in millions)	Percentage of Net Assets
United States	$115.5	158.26%
United Kingdom	7.1	9.78
Canada	2.6	3.50
Total	$125.2	171.54%

	June 30, 2014
Industry	Investment at Fair Value (in millions)	Percentage of Net Assets
Consumer Financing	$16.5	22.69%
Real Estate Management Services	8.7	11.88
Wireless Communications	8.3	11.41
Building Cleaning and Maintenance Services	7.9	10.87
Financial Services	7.7	10.61
Television Programming	7.2	9.83
Maritime Security Services	7.1	9.78
CableTV/Broadband Services	6.1	8.38
Electric Services	5.9	8.15
Healthcare Billing and Collections	5.4	7.47
Oil and Gas Field Services	4.8	6.64
Munitions	4.1	5.66
Energy Efficiency Services	4.0	5.44
Food Distributors and Wholesalers	3.9	5.33
Healthcare Services	3.5	4.80
Biological Products	3.5	4.75
Industrial Molded Products	3.0	4.05
Information and Data Services	2.7	3.67
Geophysical Surveying and Mapping Services	2.6	3.50
Radio Broadcasting	2.5	3.38
Non-Residential Property Owner	2.4	3.23
Outdoor Advertising Services	2.2	2.98
Stationery, Tablets, and Related Products	1.8	2.46
Equipment Rental Services	1.8	2.44
Asset Recovery Services	1.6	2.14
Total	$125.2	171.54%

(1)	The Company’s investments are acquired in private transactions exempt from registration under the Securities Act of 1933 and therefore, are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act of 1933.

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
June 30, 2015

Note 1. Organization

References herein to “we”, “us” or “our” refer to Full Circle Capital Corporation and Subsidiaries (“Full Circle Capital” or the “Company”) unless the context specifically requires otherwise.

We were formed as Full Circle Capital Corporation, a Maryland corporation, on April 16, 2010 and were funded in an initial public offering, or IPO, completed on August 31, 2010. We are a non-diversified, closed-end investment company that has filed an election to be treated as a business development company, or BDC, under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, we expect to qualify annually as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code. We invest primarily in senior secured term debt issued by lower middle-market and middle-market companies. Our investment objective is to generate both current income and capital appreciation through debt and equity investments.

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

The June 30, 2014 and June 30, 2013 Consolidated Financial Statements were reclassified in order to be consistent with the new format used for the June 30, 2015 Consolidated Financial Statements.

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

Basis of Consolidation

Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are generally precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our Consolidated Financial Statements include our accounts and the accounts of Full Circle West, Inc., FC New Media, Inc.,

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
June 30, 2015

Note 2. Significant Accounting Policies  – (continued)

TransAmerican Asset Servicing Group, Inc., FC New Specialty Foods, Inc., and FC Takoda Holdings, LLC, our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
June 30, 2015

Note 2. Significant Accounting Policies  – (continued)

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

The availability of valuation techniques and observable inputs can vary from investment to investment and is affected by a wide variety of factors, including the type of investment, whether the investment is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the Board in determining fair value is greatest for investments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement.

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

Senior and Subordinated Loans

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
June 30, 2015

Note 2. Significant Accounting Policies  – (continued)

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

Investments in Private Companies

The Board determines the fair value of its investments in private companies where no market quotations are readily available (“Level 3 Private Companies”) by incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable transactions, and performance multiples, among other factors, including work performed by third-party valuation agents. The Level 3 Private Companies investments can include Limited Liability Company interests, common stock and other equity investments. These nonpublic investments are included in Level 3 of the fair value hierarchy.

Warrants

The Board ascribes value to warrants based on fair value analyses that can include discounted cash flow analyses, option pricing models, comparable analyses and other techniques as deemed appropriate.

Publicly Traded Common Stock

Publicly traded common stock in an active market (‘Level 1 common stock’) is valued based on unadjusted quoted prices in active markets for identical Level 1 common stock that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 common stock.

Swap Contracts

Derivative financial instruments such as swap contracts are valued based on discounted cash flow models and options pricing models, as appropriate. Models use observable data to the extent practicable. However, areas such as credit risk (both our own and that of the counterparty), volatilities and correlations require management to make estimates. Changes in assumptions about these factors could affect the reported fair value of derivative financial instruments at the valuation date.

The Company has made the accounting policy not to offset fair value amounts recognized for derivative financial instruments. The related assets and liabilities are presented gross in the Consolidated Statements of Assets and Liabilities. Any cash collateral payables or receivables associated with these instruments are not added to or netted against the fair value amounts of the derivative financial instruments.

All derivative financial instruments are carried in assets when amounts are receivable by the Company and in liabilities when amounts are payable by the Company. During the period a contract is open, changes in the value of the contracts are recognized as unrealized appreciation or depreciation to reflect the fair value of the contract at the reporting date. When the contracts settle, mature, terminate, or are otherwise closed, the Company records realized gains or losses equal to the difference between the proceeds from (or cost of) the close-out of the contracts and the original contract price. Additionally, the Company records realized gains (losses) on swap contracts when periodic payments are received or made at the end of each measurement period.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
June 30, 2015

Note 2. Significant Accounting Policies  – (continued)

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and accrued liabilities, approximate fair value due to their short-term nature. The carrying amounts and fair values of the Company’s long-term obligations are disclosed in Note 8.

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

Structuring fees, excess deal deposits, prepayment fees, management fee income and similar fees are recognized as Other Income from Investments as earned, usually when received. Other fee income, including administrative and unused line fees, is included in Other Income from Investments. Income from such sources was $727,082, $2,554,551, and $1,300,292 for the years ended June 30, 2015, 2014, and 2013, respectively. Management fee income is included in Other Income from Non-Investment Sources. Income from such sources was $67,163, $2,941, and $0, for the years ended June 30, 2015, 2014, and 2013, respectively.

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
June 30, 2015

Note 2. Significant Accounting Policies  – (continued)

Federal and State Income Taxes

The Company has elected to be treated as a RIC under subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of the sum of investment company taxable income (“ICTI”) including PIK, as defined by the Code, and net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) for each taxable year in order to be eligible for tax treatment under subchapter M of the Code. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year. Any such carryover ICTI must be distributed prior to the 15th day of the ninth month after the tax year-end.

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the Consolidated Financial Statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended June 30, 2015, 2014, and 2013, the Company reclassified for book purposes amounts arising from permanent book/tax differences related as follows:

	Year Ended June 30, 2015	Year Ended June 30, 2014	Year Ended June 30, 2013
Capital in excess of par value	$(1,302,681)	$(1,695,841)	$(1,100,573)
Accumulated undistributed net investment income	1,043,849	1,598,259	1,120,291
Accumulated net realized gain (loss) from investments	$258,832	$97,582	$(19,718)

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended June 30, 2015, 2014, and 2013 were as follows:

	Year Ended June 30, 2015	Year Ended June 30, 2014	Year Ended June 30, 2013
Ordinary income	$8,342,307	$5,864,191	$5,489,254
Distributions of long-term capital gains	—	—	—
Return of capital	1,302,681	1,695,841	1,089,055
Distributions on a tax basis	$9,644,988	$7,560,032	$6,578,309

For federal income tax purposes, the tax cost of investments owned at June 30, 2015, 2014, and 2013 was $176,255,797, $164,878,626, and $90,254,434, respectively. The net unrealized depreciation on investments owned at June 30, 2015, 2014, and 2013 was $24,142,039, $14,687,867, and $2,079,933, respectively.

At June 30, 2015, 2014, and 2013, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of certain investments in partnerships and wholly-owned subsidiary corporations, fee income and organizational expenses, as follows:

	As of June 30, 2015	As of June 30, 2014	As of June 30, 2013
Accumulated capital losses	$(8,519,497)	$(4,418,701)	$(3,471,100)
Unrealized depreciation	(24,142,039)	(14,687,867)	(2,079,933)
Components of distributable earnings at year end	$(32,661,536)	$(19,106,568)	$(5,551,033)

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
June 30, 2015

Note 2. Significant Accounting Policies  – (continued)

For the years ended June 30, 2015 and 2014, the net capital loss carryfowards were $8,519,497 and $4,418,701, respectively, which will not expire.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at June 30, 2015. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company remains subject to examination by the Internal Revenue Service for the initial tax year ending June 30, 2012 and all future years.

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

Guarantees and Indemnification Agreements

We follow ASC Topic 460 — Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“ASC 460”). The application of ASC 460 elaborates on the disclosure requirements of a guarantor in its interim and annual Consolidated Financial Statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, for those guarantees that are covered by ASC 460, the fair value of the obligation undertaken in issuing certain guarantees. ASC 460 did not have a material effect on the Consolidated Financial Statements. Refer to Note 5 for further discussion of guarantees and indemnification agreements.

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented. For the years ended June 30, 2015, 2014, and 2013, respectively, basic and diluted earnings (loss) per share, were the same since there are no potentially dilutive securities outstanding.

Organizational Expenses and Offering Costs

The Company did not incur organizational expenses for the years ended June 30, 2015, 2014, and 2013. The Company complies with the requirements of ASC 340-10-S99-1, “Expenses of Offering”. Deferred offering costs consist principally of legal and audit costs incurred through the balance sheet date that are

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
June 30, 2015

Note 2. Significant Accounting Policies  – (continued)

related to an offering of equity securities. Such costs are charged against the gross proceeds of the offering or will be charged to the Company’s operations if the offering is not completed. Offering expenses related to the Company’s July 14, 2014, March 30, 2015, and April 13, 2015 offerings were $1,442,780. Refer to Note 6.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest — Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires companies to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Public companies are required to apply ASU 2015-03 retrospectively for interim and annual reporting periods beginning after December 15, 2015 and early adoption is permitted. The Company has decided to early adopt this standard. As a result, deferred debt issuance costs of $833,541 and $947,937 at June 30, 2015 and 2014, respectively, are now presented as a reduction to Notes Payable in the Consolidated Statements of Assets and Liabilities. In prior periods, the deferred debt issuance costs had been presented as assets on the Consolidated Statements of Assets and Liabilities.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. ASU 2015-07 is effective for fiscal years beginning after December 15, 2016. The Company does not believe this standard will have an impact on its Consolidated Financial Statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
June 30, 2015

Note 4. Earnings (Loss) per Common Share — Basic and Diluted

The following information sets forth the computation of basic and diluted earnings (loss) per common share for the years ended June 30, 2015, June 30, 2014, and June 30, 2013:

	Year Ended June 30, 2015	Year Ended June 30, 2014	Year Ended June 30, 2013
Per Share Data(1):
Net Increase (Decrease) in Net Assets Resulting from Operations	$(5,200,728)	$(7,622,395)	$3,801,143
Weighted average shares outstanding for period basic and diluted	14,803,637	8,698,814	7,018,286
Basic and diluted earnings (loss) per common share	$(0.35)	$(0.88)	$0.54

(1)	Per share data based on weighted average shares outstanding.

Note 5. Related Party Agreements and Transactions

Investment Advisory Agreement

On June 22, 2015, the Board re-approved an investment advisory agreement (the “Investment Advisory Agreement”) with Full Circle Advisors, LLC (the “Adviser”) under which the Adviser, subject to the overall supervision of our Board, manages the day-to-day operations of, and provides investment advisory services to, us. Under the terms of the Investment Advisory Agreement, our Adviser: (i) determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes, (ii) identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and (iii) closes and monitors investments we make.

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

The total base management fees earned by the Adviser for the years ended June 30, 2015, 2014, and 2013 were $2,280,058, $1,631,694, and $1,431,851, respectively. The total base management fee payable to the Adviser as of June 30, 2015, 2014, and 2013 was $580,607, $475,595, and $389,945, after reflecting payment of $2,175,046, $1,546,044, and $1,350,177 for the years ended June 30, 2015, 2014, and 2013, and is included in the Consolidated Statements of Assets and Liabilities in Due to Affiliates.

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
June 30, 2015

Note 5. Related Party Agreements and Transactions  – (continued)

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees with respect to each of the investments in our portfolio, provided that, the incentive fee determined as of December 31, 2010 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the inception of Full Circle Capital. There were no incentive fees earned on realized capital gains for the years ended June 30, 2015, 2014, and 2013.

Income incentive fees of $1,798,000, $1,511,362, and $1,339,833 were earned by the Adviser for the years ended June 30, 2015, 2014, and 2013, respectively, and the total income incentive fee payable to the Adviser as of June 30, 2015, 2014, and 2013 was $462,350, $370,132, and $338,426, after reflecting payment of $1,705,782, $1,479,656, and $1,273,489 during the years ended June 30, 2015, 2014, and 2013, respectively, and is included in the Consolidated Statements of Assets and Liabilities in Due to Affiliates.

The Adviser has agreed to reimburse the Company for any operating expenses, excluding interest expenses, investment advisory and management fees, and offering expenses, in excess of 1.50% of our net assets, beginning with our fiscal quarter ending September 30, 2014 through the end of our fiscal year 2015. For our fiscal year 2016 and beyond, the Adviser has agreed to reimburse us for any operating expenses,

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
June 30, 2015

Note 5. Related Party Agreements and Transactions  – (continued)

excluding interest expenses, investment advisory and management fees, and offering expenses, in excess of 1.75% of our net assets. The expense reimbursements from the Adviser for the years ended June 30, 2015, 2014, and 2013 were $989,818, $0, and $0, respectively, and the total expense reimbursement receivable from the Adviser as of June 30, 2015, 2014, and 2013 was $159,295, $0, and $0, after reflecting payment of $830,523, $0, and $0 during the years ended June 30, 2015, 2014, and 2013, respectively, and is included in Due from Affiliates on the Consolidated Statements of Assets and Liabilities.

The Adviser had agreed to reimburse the Company for any operating expenses, excluding interest expenses, investment advisory and management fees, and organizational and offering expenses, in excess of 2% of our net assets for the first twelve months following the completion of the initial public offering, which occurred on August 31, 2010.

For the periods commencing on April 1, 2015 and ending on June 30, 2015, and commencing on July 1, 2015 and ending on June 30, 2016, Full Circle Advisors has agreed to waive the portion of the base management fees and incentive fees that Full Circle Advisors would otherwise be entitled to receive pursuant to our Investment Advisory Agreement to the extent required in order for Full Circle Capital to earn net investment income sufficient to support the distribution payment on the shares of our common stock outstanding on the relevant record date for each monthly distribution as then declared by our board of directors. The determination of the amount to be waived will be finalized as of the end of the fiscal year for each period, with such amounts being accrued on a quarterly basis. Net investment income is defined as net income before net realized gains (losses) and unrealized gains (losses), in each case, as determined in accordance with GAAP. Full Circle Advisors will not be entitled to recoup any amount of base management fees that it waives pursuant to this agreement. For the years ended June 30, 2015, 2014, and 2013 $431,025, $0 and $0, respectively, of the base management fee was waived and is included in the management fee waiver and expense reimbursement line in the Consolidated Statements of Operations.

Administration Agreement

On June 22, 2015, the Board re-approved an Administration Agreement with the Administrator under which the Administrator, among other things, furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of Full Circle Service Company’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the compensation of our chief financial officer and our allocable portion of the compensation of any administrative support staff employed by the Administrator, directly or indirectly. Under the Administration Agreement, the Administrator will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
June 30, 2015

Note 5. Related Party Agreements and Transactions  – (continued)

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

For the years ended June 30, 2015, 2014, and 2013, respectively, the Company incurred $731,447, $682,662 and $834,577, respectively, of expenses under the Administration Agreement, $256,236, $200,000, and $223,429, respectively, of which were earned by the Sub-Administrator and $303,652, $301,925, and $300,736, respectively, were paid for officers’ compensation. The remaining $171,559, $180,737, and $310,412, respectively, were recorded as an Allocation of Overhead Expenses in the Consolidated Statements of Operations.

FC Capital Investment Partners, LLC

On June 4, 2014, we formed FC Capital Investment Partners, LLC (“FCCIP”), a multiple series private fund, for which we serve as the managing member and investment adviser. FCCIP was formed as a Delaware limited liability company and operates under a Limited Liability Company agreement dated June 13, 2014. FCCIP closed its first series on June 17, 2014, raising approximately $5.6 million in capital from investors. FCCIP closed its second series on September 25, 2014, raising approximately $10.0 million in capital from investors. We may co-invest in certain portfolio investments from time to time with one or more series issued by FCCIP where we determine that the aggregate available investment opportunity exceeds what we believe would be appropriate for us to acquire directly, subject to certain conditions. During the years ended June 30, 2015, 2014, and 2013, the Company recognized $67,163, $2,941, and $0, respectively, in management fee income related to the services performed for FCCIP. Such amounts are included in Other Income from Non-Investment Sources on the Consolidated Statements of Operations.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
June 30, 2015

Note 5. Related Party Agreements and Transactions  – (continued)

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. With regard to the Control Investments in Texas Westchester Financial, LLC, New Media West, LLC, TransAmerican Asset Servicing Group, LLC, Takoda Resources Inc., and The Finance Company, LLC, the Company has provided managerial assistance during the period for which no fees were charged. Our Chairman, John Stuart, currently serves as a director of The Finance Company, LLC, New Media West, LLC and Takoda Resources Inc. Lawrence Chua, a Senior Vice President of Full Circle Advisors, serves on the board of Takoda Resources Inc.

As of June 30, 2015, only one non-control investment, JN Medical Corporation, had accepted our offer for managerial services during the current fiscal year. No fees have been charged to JN Medical Corporation for such services.

Note 6. Equity Offerings, Related Expenses, and Other Stock Issuances

Equity offerings are included in the Company’s capital accounts on the date that the Company assumes the obligation to issue the shares. For purposes of the calculation of Net Asset Value Per Share, Earnings Per Share and Per Share Data, the related shares are treated as outstanding on the same date that the equity offering is included in the Company’s capital accounts.

Offering expenses are generally charged against paid-in capital in excess of par. The proceeds raised, the related underwriting fees, the offering expenses, and the price at which common stock was issued, since inception, are detailed in the following table:

Issuances of Common Stock	Number of Shares Issued		Gross Proceeds Raised, Net Assets Acquired and Dividends Reinvested	Underwriting Fees		Offering Expenses	Gross Offering Price
April 16, 2010	100		$1,500	$—		$—	$15.00 per/share
August 31, 2010	4,191,415	(1)	$42,425,564	$—		$—	$10.13 per/share	(2)
August 31, 2010	2,000,000		$18,000,000	$1,350,000		$1,052,067	$9.00 per/share
November 27, 2012	1,350,000		$10,665,000	$533,250		$153,330	$7.90 per/share
January 14, 2014	1,892,300	(3)	$13,492,099	$539,684		$261,994	$7.13 per/share
February 27, 2014	630,000		$4,920,300	$—	(4)	$47,236	$7.81 per/share
June 19, 2014	1,351,352		$10,000,005	$—	(4)	$44,826	$7.40 per/share
July 14, 2014	506,000		$3,744,400	$—	(4)	$37,775	$7.40 per/share
March 30, 2015	11,205,921		$39,220,723	$952,214	(5)	$449,446	$3.50 per/share
April 13, 2015	80,475		$281,663	$—		$3,345	$3.50 per/share

(1)	Includes 403,662 shares that were issued on September 30, 2010 upon the expiration of the overallotment option granted to the underwriters in connection with our initial public offering. Such shares were deemed to be outstanding at August 31, 2010.
(2)	Based on weighted average price assigned to shares.
(3)	Includes 242,300 overallotment shares that were granted to the underwriters in connection with our January 14, 2014 follow-on offering. The underwriters exercised their option to purchase additional shares on January 27, 2014. Such shares were deemed to be outstanding at January 14, 2014.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
June 30, 2015

Note 6. Equity Offerings, Related Expenses, and Other Stock Issuances  – (continued)

(4)	This was a registered offering placed directly with investors.
(5)	Shares were issued pursuant to a rights offering. The dealer manager received $952,214 for services provided in connection with the rights offering.

Note 7. Financial Highlights

	Year Ended June 30, 2015		Year Ended June 30, 2014		Year Ended June 30, 2013		Year Ended June 30, 2012		For the period from August 31, 2010 (commencement of operations) to June 30, 2011
Per Share Data(1)(2):
Net asset value at beginning of period	$6.38		$8.01		$8.59		$9.08		$9.40
Accretion (dilution) from offering(s)(3)	(0.92)		0.03		(0.18)		—		—
Offering costs	(0.06)		(0.04)		(0.02)		—		(0.04)
Net investment income (loss)(8)	0.63		0.71		0.77		0.78		0.70
Net change in unrealized gain (loss)	(0.51)		(1.36)		0.37		(0.32)		(0.29)
Net realized gain (loss)	(0.51)		(0.11)		(0.60)		(0.03)		0.06
Dividends from net investment income	(0.63)		(0.69)		(0.78)		(0.80)		(0.75)
Return of capital	(0.08)		(0.17)		(0.14)		(0.12)		—
Net asset value at end of period	$4.30		$6.38		$8.01		$8.59		$9.08
Per share market value at end of period	$3.57		$7.81		$7.83		$7.65		$7.90
Total return based on market value	(46.78	)%(5)	11.51	%(5)	15.12	%(5)	8.71	%(5)	(4.03	)%(4)
Total return based on net asset value	(21.53	)%(5)	(11.00	)%(5)	4.94	%(5)	6.20	%(5)	5.62	%(4)
Shares outstanding at end of period	23,235,430		11,443,034		7,569,382		6,219,382		6,219,382
Weighted average shares outstanding for period	14,803,637		8,698,814		7,018,286		6,219,382		6,206,824
Ratio/Supplemental Data:
Net assets at end of period	$99,938,567		$72,980,277		$60,644,039		$53,442,785		$56,474,006
Average net assets	$78,137,174		$64,360,541		$57,842,601		$55,531,518		$57,455,987
Annualized ratio of gross operating expenses to average net assets(6)	13.51%		12.11%		11.52%		9.56%		8.49%
Annualized ratio of net operating expenses to average net assets(6)	11.69%		12.11%		11.52%		8.99%		7.34%
Annualized ratio of net investment income (loss) to average net assets(6)	11.02%		9.37%		9.30%		8.70%		9.29%
Annualized ratio of net operating expenses excluding management fees (net of waiver), incentive fees, and interest expense to average net assets(6)	1.51%		3.04%		3.53%		3.15%		2.00%
Portfolio Turnover(7)	74%		88	%(9)	73	%(9)	58	%(9)	54	%(9)

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Financial highlights for the period from April 16, 2010 (inception) through June 30, 2010 are not presented as the Company’s operations were limited to organization and offering activities only.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
June 30, 2015

Note 7. Financial Highlights  – (continued)

(3)	Accretion and dilution from offering(s) is based on the net change in net asset value from each follow-on offering.
(4)	Total return based on market value is based on the change in market price per share assuming an investment at the initial public offering price of $9.00 per share and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.
(5)	Total return based on market value is based on the change in market price per share and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.
(6)	Financial Highlights for periods of less than one year are annualized and the ratios of gross and net operating expenses to average net assets and net investment income (loss) to average net assets are adjusted accordingly. Non-recurring expenses were not annualized. For the period from August 31, 2010 (commencement of operations) to June 30, 2011 the Company incurred $102,609 of organizational expenses, which were deemed to be non-recurring.
(7)	Portfolio Turnover is not annualized.
(8)	Net investment income (loss) per share is calculating based on the beginning of year and end of year shares outstanding.
(9)	Unaudited.

Note 8. Long Term Liabilities

Line of Credit

On June 3, 2013, the Company entered into a credit facility (the “Credit Facility”) with Santander Bank. The facility size was originally $32.5 million and replaced the Company’s First Capital Credit Facility. The Credit Facility was subsequently increased to $45.0 million on November 5, 2013. On September 12, 2014, the Company entered into an amendment to our Credit Facility with Santander Bank, N.A. to increase the size of the facility from $45.0 million to $60.0 million and to provide additional criteria for eligibility of loans under the borrowing base under the credit facility. The Company has not exercised its option to expand the facility as of June 30, 2015.

The Credit Facility matures on June 3, 2016 and bears interest based on a tiered rate structure, depending upon utilization, ranging from LIBOR (one month, two month or three month, depending on the Company’s option) plus 3.25% to 4.00% per annum, or from Santander Bank’s prime rate plus 1.25% to 2.00% per annum, based on the Company’s election. As of June 30, 2015, one month LIBOR, two month LIBOR, and three month LIBOR respectively were: 0.19%, 0.23%, and 0.28%. As of June 30, 2015, the Prime Rate was 3.25%. In addition, a fee of 0.50% to 1.00% per annum, depending on utilization, is charged on unused amounts under the Credit Facility. The Credit Facility is secured by all of the Company’s assets. Under the Credit Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, reporting requirements and other customary requirements, including a minimum balance sheet leverage ratio, for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature.

The fees and expenses associated with opening and expanding the Credit Facility are being amortized over the term of the Credit Facility in accordance with ASC 470 — Debt. As of June 30, 2015, of the total $763,984 fees and expenses incurred, $267,645 remains to be amortized and is reflected as Deferred Credit Facility Fees on the Consolidated Statements of Assets and Liabilities.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
June 30, 2015

Note 8. Long Term Liabilities  – (continued)

At June 30, 2015 and June 30, 2014, the Company had outstanding borrowings of $0 and $8,435,463, respectively, under the Credit Facility, which amounts are included as Line of Credit in the Consolidated Statements of Assets and Liabilities.

Distribution Notes

On August 31, 2010, the Company entered into multiple senior unsecured notes (the “Distribution Notes”). The Distribution Notes consisted of $3,404,583 in senior unsecured notes, which bore interest at a fixed rate of 8% per annum, payable quarterly in cash, and were scheduled to mature on February 28, 2014. The Distribution Notes were paid off at par plus accrued interest on July 3, 2013. At June 30, 2015 and June 30, 2014, the Company had no Distribution Notes outstanding.

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

The offering expenses and underwriting commissions are being amortized over the term of the notes in accordance with ASC 470 — Debt. Additionally, in accordance with ASU 2015-03, debt issuance costs related to the Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Notes. As such, as of June 30, 2015, of the total $1,150,940 issuance costs incurred, $833,541 remains to be amortized and is included in, and offsets, the Notes Payable balance in the Consolidated Statements of Assets and Liabilities. Additionally, $158,504 of the $187,500 premium related to the July 14, 2014 issuance remains unamortized and is included in the Notes Payable balance in the Consolidated Statements of Assets and Liabilities.

Deferred Debt Issuance Costs as of June 30, 2014 on the Consolidated Statements of Assets and Liabilities has retrospectively been adjusted in accordance with ASU 2015-03. As of June 30, 2014, Notes Payable on the Consolidated Statements of Assets and Liabilities is reflected net of deferred debt issuance costs of $947,937 in accordance with ASU 2015-03. Prior to the adoption of ASU 2015-03, of the total debt issuance costs of $1,107,275 incurred, $947,937 remained to be amortized and was reflected as Deferred Debt Issuance Costs in the Consolidated Statements of Assets and Liabilities and the face amount of the Notes of $21,145,525 was presented as Notes Payable on the Consolidated Statements of Assets and Liabilities.

The Notes were issued pursuant to an indenture, dated June 3, 2013, as supplemented by the first supplemental indenture, dated June 28, 2013 (collectively, the “Indenture”), between the Company and U.S. Bank National Association (the “Trustee”). The Notes are unsecured obligations of the Company and rank senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to the Company’s existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of the Company’s secured indebtedness (including existing unsecured indebtedness that is later secured) to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries or financing vehicles. Interest on the Notes is paid quarterly in arrears on March 30, June 30, September 30 and December 30, at a fixed rate of 8.25% per annum, beginning September 30, 2013. The Notes mature on June 30, 2020 and may be

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
June 30, 2015

Note 8. Long Term Liabilities  – (continued)

redeemed in whole or in part at any time or from time to time at the Company’s option on or after June 30, 2016. The Notes are listed on the Nasdaq Global Market under the trading symbol “FULLL” with a par value of $25.00 per share.

The Indenture contains certain covenants, including covenants requiring compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. The Company may repurchase the Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Notes repurchased by the Company may, at the Company’s option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the Indenture. As of June 30, 2015, the Company had not repurchased any of the Notes in the open market.

At June 30, 2015 and June 30, 2014, the Company had a balance of $33,645,525 and $21,145,525 on the Notes, respectively, which is included in Notes Payable in the Consolidated Statements of Assets and Liabilities.

The following shows a summary of the Long Term Liabilities as of June 30, 2015 and June 30, 2014:

As of June 30, 2015

Facility	Commitments	Borrowings Outstanding	Fair Value
Credit Facility(1)	$45,000,000	$—	$—
Notes	33,645,525	33,645,525	34,049,271
Total	$78,645,525	$33,645,525	$34,049,271

As of June 30, 2014

Facility	Commitments	Borrowings Outstanding	Fair Value
Credit Facility(1)	$45,000,000	$8,435,463	$8,435,463
Notes	21,145,525	21,145,525	22,304,300
Total	$66,145,525	$29,580,988	$30,739,763

(1)	On September 12, 2014, the Company entered into an amendment to our Credit Facility with Santander Bank, N.A. to increase the size of the facility from $45.0 million to $60.0 million and to provide additional criteria for eligibility of loans under the borrowing base under the credit facility. The Company has not exercised its option to expand the facility as of June 30, 2015.

As of June 30, 2015 and June 30, 2014, the carrying amount of the Company’s outstanding Credit Facility approximated fair value. The fair values of the Company’s Credit Facility and Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Notes is determined by utilizing market quotations at the measurement date.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
June 30, 2015

Note 9. Fair Value Measurements

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of June 30, 2015 and June 30, 2014, respectively:

	As of June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$12,275,000	$121,630,798	$133,905,798
Limited Liability Company Interests, at fair value	—	—	1,228,978	1,228,978
Investments in Warrants, at fair value	—	90	2,695,075	2,695,165
Common Stock, at fair value	1,308,818	—	12,975,000	14,283,818
Open Swap Contract, at fair value	—	—	—	—
	$1,308,818	$12,275,090	$138,529,851	$152,113,759

	As of June 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$7,175,000	$111,079,608	$118,254,608
Limited Liability Company Interests, at fair value	—	—	3,875,583	3,875,583
Investments in Warrants, at fair value	—	—	3,060,421	3,060,421
U.S. Treasury Securities, at fair value(1)	25,000,147	—	—	25,000,147
	$25,000,147	$7,175,000	$118,015,612	$150,190,759

(1)	U.S. Treasury Securities were purchased and temporarily held in connection with compliance with RIC diversification requirements under Subchapter M of the Code.

During the year ended June 30, 2015, a portion of the Level 3 General Cannabis Corp. warrant was converted into Level 1 common stock. During the year ended June 30, 2014, there were no transfers in or out of levels.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
June 30, 2015

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

The tables below reflect the changes in Level 3 assets measured at fair value for the year ended June 30, 2015 and for the year ended June 30, 2014.

	Year Ended June 30, 2015
	Beginning Balance July 1, 2014	Amortization & Accretion of Fixed Income Premiums & Discounts	Realized & Unrealized Gains (Losses)	Transfers out of Level 3(2)	Purchases(1)	Sales & Settlements	Ending Balance June 30, 2015	Change in Unrealized Gains (Losses) for Investments still held at June 30, 2015
Assets
Senior and Subordinated Loans, at fair value	$111,079,608	$1,371,720	$(6,728,531)	$—	$113,149,706	$(97,241,705)	$121,630,798	$(7,918,295)
Limited Liability Company Interests, at fair value	3,875,583	—	(2,474,886)	—	—	(171,719)	1,228,978	(1,171,144)
Warrants, at fair value	3,060,421	—	(2,194,114)	(486,786)	2,328,768	(13,214)	2,695,075	(337,902)
Common Stock, at fair value	—	—	—		12,975,000	—	12,975,000	—
Open Swap Contract, at fair value	—	—	1,081		—	(1,081)	—	—
	$118,015,612	$1,371,720	$(11,396,450)	$(486,786)	$128,453,474	$(97,427,719)	$138,529,851	$(9,427,341)

(1)	Includes PIK interest.
(2)	Represents the transfer of a portion of the General Cannabis Corp. warrant out of Level 3 into Level 1 common stock upon conversion.

	Year Ended June 30, 2014
	Beginning Balance July 1, 2013	Amortization & Accretion of Fixed Income Premiums & Discounts	Realized & Unrealized Gains (Losses)	Purchases(1)	Sales & Settlements	Ending Balance June 30, 2014	Change in Unrealized Gains (Losses) for Investments still held at June 30, 2014
Assets
Senior and Subordinated Loans, at fair value	$81,195,958	$466,767	$(12,452,898)	$124,171,284	$(82,301,503)	$111,079,608	$(12,199,647)
Limited Liability Company Interests, at fair value	6,784,435	—	(2,949,136)	40,284	—	3,875,583	(2,949,136)
Warrants, at fair value	194,108	—	1,624,819	1,241,494	—	3,060,421	1,624,819
	$88,174,501	$466,767	$(13,777,215)	$125,453,062	$(82,301,503)	$118,015,612	$(13,523,964)

(1)	Includes PIK interest.

Realized and unrealized gains and losses are included in net realized gain (loss) on investments and net change in unrealized gain (loss) on investments in the Consolidated Statements of Operations. The change in unrealized losses for Level 3 investments still held at June 30, 2015 of $9,427,341 is included in net change in unrealized gain (loss) on investments in the Consolidated Statements of Operations for the year ended June 30, 2015. The change in unrealized losses for Level 3 investments still held at June 30, 2014 of $13,523,964 is included in net change in net unrealized gain (loss) on investments in the Consolidated Statements of Operations for the year ended June 30, 2014.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
June 30, 2015

Note 9. Fair Value Measurements  – (continued)

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2015:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)
Senior and Subordinated Loans	$91,569,415	Discounted cash flows (income approach)	Discount Rate	8.51% – 55.00% (16.27)%
	26,739,621	Precedent Transactions	Transaction Value	N/A
	3,321,762	Liquidation Value	Asset Value	N/A
Total	121,630,798
Limited Liability Interests, Warrants, and Common Stock (Private Companies)	3,719,553	Market comparable companies (market approach)	EBITDA multiple	4.00x – 7.25x (5.15x)
	12,975,000	Precedent Transactions	Transaction Value	N/A
	177,500	Liquidation Value	Asset Value	N/A
Total	16,872,053
Warrant (Public Companies)	27,000	Option Pricing Model	Volatility	32.588%
Open Swap Contract	—	Option Pricing Model	Broker Quotes	$212.50/share – $220.00/share ($216.50/share)
Total Level 3 Investments	$138,529,851

(1)	The average values were determined using the weighted average of the fair value of the investments in each investment category.

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2014:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)
Senior and Subordinated Loans	$56,194,050	Discounted cash flows (income approach)	Discount Rate	3.58% – 30.31% (13.02)%
	42,326,711	Precedent Transactions	Transaction Value	N/A
	12,558,847	Liquidation Value	Asset Value	N/A
Total	111,079,608
Limited Liability Interests and Warrants (Private Companies)	3,405,610	Market comparable companies (market approach)	EBITDA multiple	4.00x – 7.50x (4.99x)
	634,145	Precedent Transactions	Transaction Value	N/A
	540,037	Liquidation Value	Asset Value	N/A
Total	4,579,792
Warrant (Public Companies)	2,356,212	Option Pricing Model	Volatility Discount Rate	60% – 100% 40% – 60%
Total Investments	$118,015,612

(1)	The average values were determined using the weighted average of the fair value of the investments in each investment category.

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
June 30, 2015

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

Swap contracts — general

The Company may enter into swap contracts, including interest rate swaps, total return swaps, and credit default swaps, as part of its investment strategy, to hedge against unfavorable changes in the value of investments and to protect against adverse movements in interest rates or credit performance with counterparties. Generally, a swap contract is an agreement that obligates two parties to exchange a series of cash flows at specified intervals based upon or calculated by reference to changes in specified prices or rates for a specified notional amount of the underlying assets. The payment flows are usually netted against each

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
June 30, 2015

Note 10. Derivative Contracts  – (continued)

other, with the difference being paid by one party to the other. Payments are disclosed as realized gain (loss) on open swap contracts on the Consolidated Statements of Operations. If the payment is a receivable as of the end of the period, it is disclosed as receivable on open swap contract on the Consolidated Statements of Assets and Liabilities.

The fair value of open swaps reported in the Consolidated Statements of Assets and Liabilities may differ from that which would be realized in the event the Company terminated its position in the contract. Risks may arise as a result of the failure of the counterparty to the swap contract to comply with the terms of the swap contract. The loss incurred by the failure of counterparty is generally limited to the aggregate fair value of swap contracts in an unrealized gain position, as adjusted for any collateral posted to us by the counterparty or by us with the counterparty. Therefore, the Company considers the creditworthiness of each counterparty to a swap contract in evaluating potential credit risk. Additionally, risks may arise from unanticipated movements in the fair value of the underlying investments.

Total return swaps

The Company is subject to market risk in the normal course of pursuing its investment objectives. The Company may enter into total return swaps either to manage its exposure to the market or certain sectors of the market, or to create exposure to certain investments to which it is otherwise not exposed.

Total return swap contracts involve the exchange by the Company and a counterparty of their respective commitments to pay or receive a net amount based on the change in the fair value of a particular security or index and a specified notional amount.

During the year ended June 30, 2015, we funded one synthetic secured loan in the form of a total return swap. More specifically, we purchased 60,000 shares of Granite Ridge Holdings, LLC, a power generation company. We contemporaneously entered into a collateralized swap agreement with another private fund, which posted approximately $10.4 million of cash collateral, whereby we swapped the returns on the shares for a fixed rate of 15.0% on the net loan amount. Under the terms of the swap, the Company expects to receive periodic payments from the counterparty. These periodic payments will be recorded as realized capital gains for accounting purposes in accordance with GAAP. For the year ended June 30, 2015, $1,081 of realized gain was included on the Consolidated Statements of Operations.

Note 11. Subsequent Events

Recent Portfolio Activity

On July 1, 2015, the Company issued a $6.0 million mortgage note to 310E53RD, LLC, a real estate holding company. The note bears interest at LIBOR plus 10.00% with a LIBOR floor of 0.15% and has a final maturity of July 1, 2017.

On July 1, 2015, the senior secured credit facility and revolving commitment with Butler Burger Group, LLC, was fully repaid at par plus accrued interest and fees for total proceeds of $8,628,197.

On July 17, 2015, the Company purchased $3.0 million of a $175.0 million senior secured term loan to Liquidnet Holdings, Inc., an equities trading platform, at 96.375% of par. The credit facility bears interest at LIBOR plus 6.75% with a LIBOR floor of 1.00% and has a final maturity of May 22, 2019.

On July 31, 2015, the Company purchased an additional $1.0 million of senior secured notes to Lee Enterprises, Incorporated, a daily and weekly newspaper publisher. The notes bear interest at 9.50% and have a final maturity of March 15, 2022.

On August 26, 2015, the Board of Directors authorized the purchase of an additional 1 million shares to provide for the purchase up to 2 million shares of the outstanding common stock as part of the share repurchase program.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
June 30, 2015

Note 11. Subsequent Events  – (continued)

On September 3, 2015, the senior secured credit facility with GW Power, LLC and Greenwood Fuels WI, LLC was partially repaid for total proceeds of $2,200,000.

On September 4, 2015, Blackberry Ltd announced that it has entered into a definitive agreement to acquire Good Technology Corporation for $425 million in cash. Upon closing of the transaction, the Company is expected to receive an $11 million repayment on its first lien notes, which would reflect a 110% redemption on the Company’s initial investment. The Company has not received an indication of what value, if any, is expected to be received related to the warrants.

On September 10, 2015, the Company sold the full $2,000,000 of the second lien term loan with GK Holdings, Inc. for total proceeds of $1,955,000 plus accrued interest.

Distribution

On August 4, 2015, the Board of Directors declared the following monthly distributions:

Record Date	Payment Date	Per Share Amount
October 30, 2015	November 13, 2015	$0.035
November 30, 2015	December 15, 2015	$0.035
December 31, 2015	January 15, 2016	$0.035

Note 12. Commitments and Contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of June 30, 2015, we had approximately $2.7 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.

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

Note 13. Selected Quarterly Financial Data (Unaudited)

	Total Investment Income		Net Investment Income		Net Realized and Unrealized Gains (Losses)		Net Increase (Decrease) in Net Assets from Operations
Quarter Ended	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
June 30, 2012	$2,481,143	$0.40	$1,071,947	$0.17	$(1,769,463)	$(0.28)	$(697,516)	$(0.11)
September 30, 2012	2,773,303	0.45	1,238,245	0.20	(343,354)	(0.06)	894,891	0.14
December 31, 2012	3,099,599	0.46	1,465,650	0.22	(1,893,852)	(0.28)	(428,202)	(0.06)
March 31, 2013	2,843,041	0.38	1,312,164	0.18	168,654	0.02	1,480,818	0.20
June 30, 2013	3,330,080	0.44	1,364,522	0.18	489,114	0.06	1,853,636	0.24
September 30, 2013	3,218,186	0.43	1,244,227	0.16	(3,501,376)	(0.46)	(2,257,149)	(0.30)
December 31, 2013	3,996,903	0.53	1,899,588	0.25	(3,119,528)	(0.41)	(1,219,940)	(0.16)
March 31, 2014	3,191,624	0.34	1,406,379	0.15	1,975,143	0.21	3,381,522	0.36
June 30, 2014	3,416,980	0.33	1,480,527	0.15	(9,007,355)	(0.79)	(7,526,828)	(0.73)
September 30, 2014	4,086,624	0.34	1,842,074	0.16	(1,613,376)	(0.14)	228,698	0.02
December 31, 2014	4,912,220	0.41	2,353,341	0.19	(8,926,211)	(0.75)	(6,572,870)	(0.56)
March 31, 2015	4,308,525	0.36	1,977,936	0.17	(319,968)	0.00	1,657,968	0.17
June 30, 2015	4,441,974	0.19	2,439,720	0.11	(2,954,244)	(0.13)	(514,524)	(0.02)

(1)	Per share amounts are calculated using weighted average shares outstanding during the period, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our audited financial statements.

Schedule 12 – 14

The table below represents the fair value of control and affiliate investments at June 30, 2014 and any amortization, purchases, sales, and realized and net unrealized gain (loss) made to such investments, as well as the ending fair value as of June 30, 2015.

Schedule of Investments in and Advances to Affiliates

Portfolio Company/ Type of Investment	Par Amount/ Quantity	Amount of Interest and Dividends Credited in Income	Fair Value at June 30, 2014	Accretion/ Amortization	Purchases	Sales	Realized and Unrealized Gains/Losses	Transfer from Control to Non-Control/ Non-Affiliate Investment	Fair Value at June 30, 2015
Control Investments
New Media West, LLC(2)
Senior Debt/Limited Liability Company Interests(4)	$3,811,681	$318,461	$5,666,679	$—	$—	$(1,015,030)	$(4,651,649)	$—	$—
Takoda Resources Inc.
Senior Debt/Common Stock(1)	$3,054,532/749	118,703	2,557,379	—	453,272	(91,568)	(2,757,498)	—	161,585
Texas Westchester Financial, LLC
Limited Liability Company Interests(1)	9,278	—	540,037	—	—	(171,717)	(190,820)	—	177,500
The Finance Company, LLC
Senior Debt/Limited Liability Company Interests(1)	$4,195,915/50	881,110	7,214,905	38,386	—	(967,632)	(1,279,465)	—	5,006,194
TransAmerican Asset Servicing Group, LLC
Senior Debt/Limited Liability Company Interests(1)	$3,563,246/75	183,042	1,560,057	9,714	1,532,467	(977,374)	(1,658,079)	—	466,785
Total Control Investments		$1,501,316	$17,539,057	$48,100	$1,985,739	$(3,223,321)	$(10,537,511)	$—	$5,812,064
Affiliate Investments
General Cannabis Corp.(3)
Common Stock/Warrant(1),(4)	654,409	—	2,356,212	—	113,214	(377,639)	(600,986)	(1,490,801)	—
Modular Process Control, LLC
Senior Debt/Warrant(1)	$7,151,027/1	1,205,914	3,971,110	99,410	2,282,926	(1,911,704)	(777,915)	—	3,663,827
ProGrade Ammo Group, LLC
Senior Debt/Warrants(1)	$6,665,197/181,240	4,594	4,133,284	4,594	877,441	(2,305,294)	(119,716)	—	2,590,309
SOLEX Fine Foods, LLC; Catsmo, LLC
Senior Debt/Limited Liability Company Interests(1)/Warrant(1)	$3,861,696/1/1	512,253	3,888,914	27,904	110,000	(148,304)	(46,167)	—	3,832,347
US Oilfield Company, LLC
Senior Debt/Warrants(1)	$5,767,417/3	722,952	—	38,812	18,396,291	(12,714,465)	(37,300)	—	5,683,338
West World Media, LLC
Limited Liability Company Interests(1)	148,326	—	238,897	—	—	—	10,554	—	249,451
Total Affiliate Investments		$2,445,713	$14,588,417	$170,720	$21,779,872	$(17,457,406)	$(1,571,530)	$(1,490,801)	$16,019,272

(1)	Non-income producing security.
(2)	On June 30, 2015, New Media West, LLC transferred from a Control Investment to a Non-Control/Non-Affiliate Investment.
(3)	As of May 13, 2015, General Cannabis Corp. transferred from an Affiliate Investment to a Non-Control/Non-Affiliate Investment. All purchases and sales after May 13, 2015 have been excluded from the purchase and sales columns in the above table. Realized and unrealized gains/losses have been prorated and only the realized and unrealized gains/losses which are attributable to the investment as an Affiliate Investment have been included.
(4)	Investment no longer held as of June 30, 2015.

Schedule 12 – 14

The table below represents the fair value of control and affiliate investments at June 30, 2013 and any amortization, purchases, sales, and realized and net unrealized gain (loss) made to such investments, as well as the ending fair value as of June 30, 2014.

Schedule of Investments in and Advances to Affiliates

Portfolio Company/ Type of Investment	Par Amount/ Quantity	Amount of Interest or Dividends Credited in Income	Fair Value at June 30, 2013	Accretion/ Amortization	Purchases	Sales	Realized and Unrealized Gains/Losses	Fair Value at June 30, 2014
Control Investments
New Media West, LLC
Senior Debt/Limited Liability Company Interests(1)	$4,826,711/720	$456,828	$9,282,685	$—	$—	$(252,968)	$(3,363,038)	$5,666,679
Takoda Resources Inc.
Senior Debt/Common Stock(1)	$2,692,828/749	349,777	1,469,063	—	1,223,765	—	(135,449)	2,557,379
Texas Westchester Financial, LLC
Limited Liability Company Interests(1)	9,278	—	602,154	—	—	—	(62,117)	540,037
The Finance Company, LLC
Senior Debt/Limited Liability Company Interests	$5,163,547/50	902,429	6,303,101	32,018	500,000	—	379,786	7,214,905
TransAmerican Asset Servicing Group, LLC
Senior Debt/Limited Liability Company Interests(1)	$3,008,154/75	369,077	1,458,437	2,636	3,494,196	(2,886,042)	(509,170)	1,560,057
Total Control Investments		$2,078,111	$19,115,440	$34,654	$5,217,961	$(3,139,010)	$(3,689,988)	$17,539,057
Affiliate Investments
General Cannabis Corp.
Warrant(1)	1	—	—	—	500,000	—	1,856,212	2,356,212
Modular Process Control, LLC
Senior Debt/Warrant(1)	$6,779,806/1	1,069,498	6,069,246	86,722	3,555,009	(2,775,204)	(2,964,663)	3,971,110
ProGrade Ammo Group, LLC
Senior Debt/Warrants(1)	$8,093,050/181,240	1,120,904	6,211,824	63,546	10,648,661	(9,932,096)	(2,858,651)	4,133,284
SOLEX Fine Foods, LLC; Catsmo, LLC
Senior Debt/Limited Liability Company Interests(1)/Warrant(1)	$3,900,000/1/1	510,959	4,031,382	24,097	40,284	—	(206,849)	3,888,914
West World Media, LLC
Limited Liability Company Interests(1)	85,210	—	235,451	—	—	—	3,446	238,897
Total Affiliate Investments		$2,701,361	$16,547,903	$174,365	$14,743,954	$(12,707,300)	$(4,170,505)	$14,588,417

(1)	Non-income producing security.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

As of June 30, 2015 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)  Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2015. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of June 30, 2105 based on the criteria in Internal Control — Integrated Framework issued by COSO.

(c)  Attestation Report of the Registered Public Accounting Firm.

McGladrey LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015, as stated in its report, which is included under “Item 8. Consolidated Financial Statements and Supplementary Data” of this annual report on Form 10-K.

(d)  Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 11.  Executive Compensation

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

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

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

a. Documents Filed as Part of this Report

The following Consolidated Financial Statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement(2)
3.2	Amended and Restated Bylaws(9)
4.1	Form of Common Stock Certificate(1)
4.2	Form of Note Agreement for Distribution Notes(1)
4.3	Indenture, dated as of June 3, 2013(6)
4.4	Form of First Supplemental Indenture(7)
4.5	Form of Global Note (included as Exhibit A to the Form of First Supplemental Indenture)(7)
10.1	Amended and Restated Dividend Reinvestment Plan(13)
10.2	Investment Advisory Agreement by and between Registrant and Full Circle Advisors, LLC(1)
10.3	Administration Agreement by and between Registrant and Full Circle Service Company, LLC(1)
10.4	Credit Agreement by and among Registrant, Sovereign Bank, N.A., as agent, and the lenders party thereto, dated as of June 3, 2013(5)
10.5	First Amendment to Credit Agreement by and between Registrant and Sovereign Bank, N.A., as agent, dated as of September 25, 2013.(10)
10.6	Second Amendment to Credit Agreement by and between Registrant, Santander Bank, N.A. (formerly known as Sovereign Bank, N.A.), as agent, and the lenders party thereto, dated as of November 6, 2013(11)
10.7	Third Amendment to Credit Agreement by and between Registrant, Santander Bank, N.A. (formerly known as Sovereign Bank, N.A.), as agent, and the lenders party thereto, dated as of September 12, 2014.(12)
10.8	Pledge Agreement by Registrant in favor of Sovereign Bank, N.A., as agent, dated as of June 3, 2013(5)
10.9	Security Agreement by Registrant in favor of Sovereign Bank, N.A., as agent, dated as of June 3, 2013(5)
10.10	Form of Indemnification Agreement by and between Registrant and each of its directors(1)
10.11	Trademark License Agreement by and between Registrant and Full Circle Advisors, LLC(1)
10.12	Form of Purchase and Sale Agreement by and between Registrant, Full Circle Partners, LP, Full Circle Fund, Ltd., Full Circle Offshore, LLC, and FCC, LLC d/b/a First Capital(2)
14.1	Code of Ethics(8)
14.2	Code of Business Conduct(8)
23.1	Consent of KPMG LLP*
23.2	Consent of Rothstein Kass*
31.1	Certification of Chief Executive Officers pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officers pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-166302) filed on August 5, 2010.

(2)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File No. 333-166302) filed on August 26, 2010.
(3)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-180321) filed on July 13, 2012.
(4)	Incorporated by reference to the Registrant’s registration statement on Form N-2 (File No. 333-187207) filed on March 12, 2013.
(5)	Incorporated by reference to Registrant’s current report on Form 8-K (File No. 814-00809) filed on June 4, 2013.
(6)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 1 (File No. 333-188280) filed on June 11, 2013.
(7)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-188280) filed on June 19, 2013.
(8)	Incorporated by reference to Registrant’s annual report on form 10-K (File No. 814-00809) filed on September 13, 2013.
(9)	Incorporated by reference to Registrant’s current report on Form 8-K (Item 5.03) (File No. 814-00809) filed on November 7, 2013.
(10)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q (File No. 814-00809) filed on November 7, 2013.
(11)	Incorporated by reference to Registrant’s current report on Form 8-K (Items 1.01, 2.03 and 9.01) (File No. 814-00809) filed on November 7, 2013.
(12)	Incorporated by reference to Registrant’s current report on Form 8-K (Items 1.01, 2.03 and 9.01) (File No. 814-00809) filed on September 15, 2014.
(13)	Incorporated by reference to Registrant’s registration statement on Form N-2 (File No. 333-198737) filed on September 15, 2014.
*	Filed herewith.

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

FULL CIRCLE CAPITAL CORPORATION
Date: September 14, 2015	/s/ Gregg J. Felton Gregg J. Felton, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: September 14, 2015	/s/ John E. Stuart John E. Stuart, Chairman of the Board of Directors
Date: September 14, 2015	/s/ Gregg J. Felton Gregg J. Felton, Chief Executive Officer and President (Principal Executive Officer)
Date: September 14, 2015	/s/ Michael J. Sell Michael J. Sell, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: September 14, 2015	/s/ Mark C. Biderman Mark C. Biderman, Director
Date: September 14, 2015	/s/ Edward H. Cohen Edward H. Cohen, Director
Date: September 14, 2015	/s/ Terence, B. Flynn Terence B. Flynn, Director
Date: September 14, 2015	/s/ Thomas A. Ortwein, Jr. Thomas A. Ortwein, Jr., Director