Form 10-Q
period 2015-09-30
Full Circle Capital Corp
filed 2015-11-09
CIK 1490013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-00809

Full Circle Capital Corporation

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

MARYLAND	27-2411476
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

102 Greenwich Avenue, 2nd Floor Greenwich, CT	06830
(Address of principal executive office)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of November 9, 2015 was 22,472,243.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

		September 30, 2015	June 30, 2015
		(Unaudited)
Assets
Control Investments at Fair Value (Cost of $11,362,184 and $11,409,596, respectively)		$5,690,168	$5,812,064
Affiliate Investments at Fair Value (Cost of $25,143,972 and $24,434,726, respectively)		13,518,980	16,019,272
Non-Control/Non-Affiliate Investments at Fair Value (Cost of $133,318,235 and $136,351,581, respectively)		122,847,266	130,282,423
Total Investments at Fair Value (Cost of $169,824,391 and $172,195,903, respectively)	(NOTE 9)	142,056,414	152,113,759
Open Swap Contract, at Fair Value	(NOTE 10)	225,000	—
Cash		130,428	3,736,563
Interest Receivable		1,783,402	1,903,606
Principal Receivable		122,008	23,287
Distributions Receivable		20,647	15,141
Due from Affiliates		541,854	605,749
Due from Portfolio Investments		69,532	180,300
Receivable on Open Swap Contract		32,238	1,081
Prepaid Expenses		274,058	66,105
Other Assets		—	1,483,578
Deferred Offering Expenses		367,820	328,168
Deferred Credit Facility Fees	(NOTE 8)	195,040	267,645
Total Assets		145,818,441	160,724,982
Liabilities
Due to Affiliates	(NOTE 5)	1,115,588	1,052,489
Accrued Liabilities		49,632	179,378
Deposit from Swap Counterparty		10,200,000	10,380,000
Payable for Investments Acquired		—	15,020,000
Distributions Payable		797,736	813,240
Interest Payable		47,960	57,605
Other Liabilities		466,683	305,957
Accrued Offering Expenses		1,212	7,258
Line of Credit	(NOTE 8)	9,033,258	—
Notes Payable 8.25% due June 30, 2020 (plus unamortized premium of $152,721 and $158,504 and less deferred debt issuance costs of $793,700 and $833,541, respectively)	(NOTE 8)	33,004,546	32,970,488
Total Liabilities		54,716,615	60,786,415
Commitments and contingencies	(NOTE 12)	—	—
Net Assets		$91,101,826	$99,938,567
Components of Net Assets
Common Stock, par value $0.01 per share (100,000,000 authorized; 22,763,023 and 23,235,430 issued and outstanding, respectively)		$227,630	$232,354
Paid-in Capital in Excess of Par		130,986,972	132,487,067
Distributions in Excess of Net Investment Income		(119,318)	(119,318)
Accumulated Net Realized Losses		(12,450,481)	(12,579,392)
Accumulated Net Unrealized Losses		(27,542,977)	(20,082,144)
Net Assets		$91,101,826	$99,938,567
Net Asset Value Per Share		$4.00	$4.30

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Investment Income
Interest Income from Non-Control/Non-Affiliate Investments		$3,411,254	$2,807,931
Interest Income from Affiliate Investments		614,458	540,560
Interest Income from Control Investments		168,781	529,108
Dividend Income from Control Investments		20,647	—
Other Income from Non-Control/Non-Affiliate Investments		496,519	176,006
Other Income from Affiliate Investments		1,781	9,470
Other Income from Control Investments		12,500	12,500
Other Income from Non-Investment Sources	(NOTE 5)	14,682	11,049
Total Investment Income		4,740,622	4,086,624
Operating Expenses
Management Fee		611,929	572,558
Incentive Fee		481,777	389,850
Total Advisory Fees	(NOTE 5)	1,093,706	962,408
Allocation of Overhead Expenses		47,138	36,555
Sub-Administration Fees		71,838	63,209
Officers’ Compensation		76,306	75,913
Total Costs Incurred Under Administration Agreement	(NOTE 5)	195,282	175,677
Directors’ Fees		45,750	47,946
Interest Expenses	(NOTE 8)	1,003,829	1,002,383
Professional Services Expense		339,552	219,668
Bank Fees		8,741	10,271
Other		126,655	108,871
Total Gross Operating Expenses		2,813,515	2,527,224
Management Fee Waiver and Expense Reimbursement	(NOTE 5)	(497,109)	(282,674)
Total Net Operating Expenses		2,316,406	2,244,550
Net Investment Income		2,424,216	1,842,074
Net Change in Unrealized Gain (Loss) on:
Investments		(7,685,833)	(2,015,035)
Open Swap Contract		225,000	—
Net Change in Unrealized Gain (Loss)		(7,460,833)	(2,015,035)
Net Realized Gain (Loss) on:
Non-Control/Non-Affiliate Investments		82,361	402,907
Control Investments		(53,106)	—
Open Swap Contract		99,656	—
Foreign Currency Transactions		—	(1,248)
Net Realized Gain (Loss)		128,911	401,659
Net Increase (Decrease) in Net Assets Resulting from Operations		$(4,907,706)	$228,698
Earnings (Loss) per Common Share Basic and Diluted	(NOTE 4)	$(0.21)	$0.02
Net Investment Income per Common Share Basic and Diluted		$0.11	$0.16
Weighted Average Shares of Common Stock Outstanding Basic and Diluted		23,175,342	11,877,534

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Increase (Decrease) in Net Assets Resulting from Operations:
Net Investment Income	$2,424,216	$1,842,074
Net Change in Unrealized Gain (Loss) on Investments and Open Swap Contract	(7,460,833)	(2,015,035)
Net Realized Gain (Loss) on:
Investments and Open Swap Contract	128,911	402,907
Foreign Currency Transactions	—	(1,248)
Net Realized Gain (Loss)	128,911	401,659
Net Increase (Decrease) in Net Assets Resulting from Operations	(4,907,706)	228,698
Dividends from Net Investment Income	(2,424,216)	(1,842,074)
Distributions from Other Sources	—	(559,682)
Net Decrease in Net Assets Resulting from Distributions	(2,424,216)	(2,401,756)
Capital Share Transactions:
Repurchase of Common Stock Under Share Repurchase Program	(1,504,819)	—
Issuance of Common Stock	—	3,744,400
Less Offering Costs and Underwriting Fees	—	(14,246)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(1,504,819)	3,730,154
Total Increase (Decrease) in Net Assets	(8,836,741)	1,557,096
Net Assets at Beginning of Period	99,938,567	72,980,277
Net Assets at End of Period	$91,101,826	$74,537,373
Capital Share Activity:
Shares Repurchased Under Share Repurchase Program	(472,407)	—
Shares Issued	—	506,000
Shares Outstanding at Beginning of Period	23,235,430	11,443,034
Shares Outstanding at End of Period	22,763,023	11,949,034

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Cash Flows from Operating Activities:
Net Increase (Decrease) in Net Assets Resulting from Operations	$(4,907,706)	$228,698
Adjustments to Reconcile Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Purchases of Investments	(29,721,403)	(36,370,527)
Increase in Investments Due to PIK	(44,520)	(101,614)
Proceeds from Sale or Refinancing of Investments and Open Swap Contract	32,716,709	53,691,798
Net Realized (Gain) Loss on:
Investments and Open Swap Contract	(128,911)	(402,907)
Foreign Currency Transactions	—	1,248
Net Change in Unrealized (Gain) Loss on Investments and Open Swap Contract	7,460,833	2,015,035
Amortization and Accretion of Fixed Income Premiums and Discounts	(450,363)	(171,676)
Amortization and Accretion of Deferred Debt Issuance Premiums and Costs	34,058	33,043
Amortization of Deferred Credit Facility Fees	72,605	59,576
Change in Operating Assets and Liabilities
Deposit with Broker	—	2,525,000
Interest Receivable	120,204	(376,516)
Principal Receivable	(98,721)	(62,747)
Distributions Receivable	(5,506)	—
Due from Affiliates	63,895	(332,412)
Due from Portfolio Investments	110,768	(753)
Receivable on Open Swap Contract	(31,157)
Receivable for Investments Sold	—	(12,399,828)
Prepaid Expenses	(207,953)	(125,184)
Other Assets	1,483,578	11,875
Due to Affiliates	63,099	78,201
Accrued Liabilities	(129,746)	(92,932)
Deposit from Swap Counterparty	(180,000)	—
Due to Broker	—	(25,000,221)
Payable for Investments Acquired	(15,020,000)	(24,900,172)
Interest Payable	(9,645)	48,531
Other Liabilities	160,726	(2,070)
Net Cash Provided by (Used in) Operating Activities	(8,649,156)	(41,646,554)
Cash Flows from Financing Activities:
Bank Overdraft	—	(821,316)
Borrowings Under Credit Facility	64,775,390	99,833,036
Payments Under Credit Facility	(55,742,132)	(71,203,476)
Distributions Paid to Shareholders	(2,439,720)	(2,367,854)
Deferred Credit Facility Fees	—	(87,765)
Payment of Offering Expenses and Underwriting Fees	(45,698)	(64,327)
Proceeds from Notes Payable	—	12,687,500
Proceeds from Issuance of Common Stock	—	3,744,400
Payment for Repurchase of Common Stock Under Share Repurchase Program	(1,504,819)	—
Net Cash Provided by (Used in) Financing Activities	5,043,021	41,720,198
Total Increase (Decrease) in Cash	(3,606,135)	73,644
Cash Balance at Beginning of Period	3,736,563	—
Cash Balance at End of Period	$130,428	$73,644
Supplemental Disclosures of Non-Cash Financing Activities:
Distributions Declared, Not Yet Paid	$797,736	$800,585
Accrued Offering Expenses	$1,212	$33,328
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$906,811	$861,233

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)
September 30, 2015

Description and Industry(1)	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Control Investments(3)
Takoda Resources Inc.* Geophysical Surveying and Mapping Services	Senior Secured Term Loan, 16.00%, 4/1/2016(9)	$2,986,718	$2,986,718	$79,468	0.09%
	Common Stockˆ,(5)	749	—	—	—%
			2,986,718	79,468	0.09%
Texas Westchester Financial, LLC Consumer Financing	Limited Liability Company Interestsˆ	9,278	408,606	147,500	0.16%
The Finance Company, LLC Consumer Financing	Senior Secured Term Loan, 15.00% (one month LIBOR plus 14.25%, 15.00% floor), 9/30/2016	$4,195,915	4,195,915	4,115,773	4.52%
	Limited Liability Company Interests	50	140,414	802,027	0.88%
			4,336,329	4,917,800	5.40%
TransAmerican Asset Servicing Group, LLC Asset Recovery Services	Senior Secured Revolving Loan, 12.00%, 7/25/2016(9)	$3,658,818	3,630,531	545,400	0.60%
	Limited Liability Company Interestsˆ,(6)	75	—	—	—%
			3,630,531	545,400	0.60%
Total Control Investments			11,362,184	5,690,168	6.25%
Affiliate Investments(4)
Modular Process Control, LLC Energy Efficiency Services	Senior Secured Revolving Loan, 14.50% (one month LIBOR plus 13.50%, 14.50% floor), 3/28/2017(9)	$1,394,313	1,391,094	697,480	0.77%
	Senior Secured Term Loan, 15.50% (one month LIBOR plus 14.50%, 15.50% floor), 3/28/2017(9)	$4,900,000	4,759,936	—	—%
	Senior Secured Term Loan – Tranche 2, 18.00% (one month LIBOR plus 17.00%, 18.00% floor), 3/28/2017(9),**	$997,664	997,664	—	—%
	Warrant for 14.50% of the outstanding Class B LLC Interests (at a $0.01 strike price), expires 3/28/2023ˆ	1	288,000	—	—%
			7,436,694	697,480	0.77%
ProGrade Ammo Group, LLC Munitions	Senior Secured Revolving Loan, 9.20% (one month LIBOR plus 9.00%, 9.20% floor), 3/30/2016(9),ˆ	$1,867,414	1,867,414	1,867,414	2.05%
	Senior Secured Term Loan, 16.20% (one month LIBOR plus 16.00%, 16.20% floor), 3/30/2016(9).ˆ	$4,843,750	4,843,750	295,794	0.32%
	Warrants for 19.9% of the outstanding LLC interests (at a $10.00 strike price), expire 8/2/2018ˆ	181,240	176,770	—	—%
			6,887,934	2,163,208	2.37%
SOLEX Fine Foods, LLC; Catsmo, LLC Food Distributors and Wholesalers	Senior Secured Term Loan, 12.34% (one month LIBOR plus 12.14%), 12/28/2016	$3,861,696	3,821,217	3,803,385	4.17%
	Limited Liability Company Interestsˆ,(7)	1	290,284	—	—%
	Warrants for 1.6% of the outstanding LLC interests (strike price $0.01), expire 12/31/2022ˆ,(7)	1	58,055	—	—%
			4,169,556	3,803,385	4.17%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) (Continued)
September 30, 2015

Description and Industry(1)	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Affiliate Investments (continued)
US Oilfield Company, LLC Oil and Gas Field Services	Senior Secured Revolving Loan, 12.70% (one month LIBOR plus 12.50%), 8/13/2017	$735,601	$735,601	$735,601	0.81%
	Senior Secured Term Loan A, 12.70% (one month LIBOR plus 12.50%), 8/13/2017	$854,167	847,680	605,034	0.66%
	Senior Secured Term Loan B, 12.70% (one month LIBOR plus 12.50%), 8/13/2017	$4,678,972	4,636,007	3,314,272	3.64%
	Warrant for 7.625% of the outstanding Class A voting LLC interests (strike price $0.01), expires 8/13/2024ˆ	1	—	—	—%
	Warrants for 4.788% of the outstanding Class B non-voting LLC interests (strike price $0.01), expires 8/13/2024ˆ	4	—	—	—%
			6,219,288	4,654,907	5.11%
West World Media, LLC Information and Data Services	Limited Liability Company Interestsˆ,(8)	148,326	430,500	2,200,000	2.41%
Total Affiliate Investments			25,143,972	13,518,980	14.83%
Other Investments
310E53RD, LLC Real Estate Holding Company	Senior Secured Term Loan, 10.20% (one month LIBOR plus 10.00%, 10.15% floor, 16.00% cap) 7/1/2017	$6,000,000	5,892,323	5,892,323	6.47%
Ads Direct Media, Inc. Internet Advertising	Senior Secured Term Loan, 13.50% (one month LIBOR plus 13.00%, 13.50% floor) 10/9/2017	$2,200,000	2,184,159	2,178,294	2.39%
	Warrant for 3.25% of outstanding LLC interests (strike price $0.01) expires 10/9/2024ˆ	1	—	—	—%
			2,184,159	2,178,294	2.39%
AP Gaming I, LLC Gambling Machine Manufacturer	Senior Secured Term Loan, 9.25% (one month LIBOR plus 8.25%, 9.25% floor) 12/20/2020	$3,979,747	3,941,528	3,920,052	4.30%
Attention Transit Advertising Systems, LLC Outdoor Advertising Services	Senior Secured Term Loan, 11.50%, 9/30/2016	$1,857,301	1,857,301	1,979,511	2.17%
Background Images, Inc. Equipment Rental Services	Senior Secured Term Loan – Term A, 14.70% (one month LIBOR plus 14.50%), 9/1/2016(10)	$127,497	127,497	157,841	0.17%
	Senior Secured Term Loan – Term B, 16.45% (one month LIBOR plus 16.25%), 9/1/2016(10)	$466,095	466,095	483,248	0.53%
			593,592	641,089	0.70%
Bioventus, LLC Specialty Pharmaceuticals	Subordinated Secured Term Loan, 11.00% (one month LIBOR plus 10.00%, 11.00% floor), 4/10/2020	$6,000,000	5,947,337	5,910,000	6.49%
Davidzon Radio, Inc. Radio Broadcasting	Senior Secured Term Loan, 11.00% (one month LIBOR plus 10.00%, 11.00% floor), 3/31/2020	$10,637,590	8,843,734	9,512,842	10.44%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) (Continued)
September 30, 2015

Description and Industry(1)	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Other Investments (continued)
Fuse, LLC Television Programming	Senior Secured Note, 10.375%, 7/1/2019	$7,000,000	$7,039,339	$5,635,000	6.19%
GC Pivotal, LLC Data Connectivity Services Company	Unsecured Notes, 11.00%, 12/31/2020	$3,164,000	3,171,782	3,166,637	3.48%
General Cannabis Corp. Non-Residential Property Owner	Common Stockˆ	498,853	415,771	563,704	0.62%
Good Technology Corporation Mobile Device Management	Senior Secured Note, 5.00%, 10/1/2017	$10,000,000	8,370,701	11,000,000	12.07%
	Warrants for 203.252 shares (at a $4.92 strike price), expire 9/30/2018ˆ	10,000	2,289,400	—	—%
			10,660,101	11,000,000	12.07%
Granite Ridge Energy, LLC Power Generation	Common Stockˆ	60,000	12,975,000	12,750,000	14.00%
GW Power, LLC and Greenwood Fuels WI, LLC Electric Services	Senior Secured Term Loan, 12.20% (one month LIBOR plus 12.00%, 12.16% floor), 3/31/2016	$3,120,388	3,111,796	3,115,395	3.42%
Infinite Aegis Group, LLC Healthcare Billing and Collections	Warrant for 2.0% of the outstanding LLC interests (at a $0.01 strike price), expires 8/1/2023ˆ	1	107,349	—	—%
JN Medical Corporation Biological Products	Senior Secured Term Loan, 11.25%, (one month LIBOR plus 11.00%, 11.25% floor, 12.00% cap), 6/30/2016	$3,500,000	3,485,467	3,500,000	3.84%
Lee Enterprises, Incorporated Daily and Weekly Newspaper Publisher	Senior Secured Notes, 9.50%, 3/15/2022	$3,000,000	3,064,908	2,790,000	3.06%
Liquidnet Holdings, Inc. Equities Trading Platform	Senior Secured Term Loan, 7.75% (one month LIBOR plus 6.75%, 7.75% floor), 5/22/2019	$2,971,769	2,867,047	2,867,757	3.15%
Luling Lodging, LLC Hotel Operator	Senior Secured Term Loan, 12.25% (one month LIBOR plus 12.00%, 12.25% floor), 12/17/2017	$4,500,000	4,465,345	4,187,400	4.60%
New Media West, LLC Cable TV/Broadband Services	Senior Secured Term Loan, 9.00%, 12/31/2017(9)	$3,811,681	3,811,681	—	—%
OPS Acquisitions Limited and Ocean Protection Services Limited* Maritime Security Services	Senior Secured Term Loan, 12.50%, (one month LIBOR plus 12.00%, 12.50% floor), 3/4/2017	$5,422,543	5,392,420	5,494,121	6.03%
PEAKS Trust 2009-1* Consumer Financing	Senior Secured Term Loan, 7.50%, (one month LIBOR plus 5.50%, 7.50% floor), 1/27/2020	$3,089,613	2,657,977	2,437,704	2.68%
PR Wireless, Inc. Wireless Communications	Senior Secured Term Loan, 10.00%, (one month LIBOR plus 9.00%, 10.00% floor), 6/27/2020	$8,393,750	7,599,657	7,554,375	8.29%
	Warrant for 101 shares (at a $0.01 strike price), expires 6/27/2024ˆ	1	634,145	209,844	0.23%
			8,233,802	7,764,219	8.52%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) (Continued)
September 30, 2015

Description and Industry(1)	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Other Investments (continued)
Pristine Environments, Inc. Building Cleaning and Maintenance Services	Senior Secured Revolving Loan, 11.70% (one month LIBOR plus 11.50%, 11.70% floor), 3/31/2017	$5,709,804	$5,709,804	$5,904,508	6.48%
	Senior Secured Term Loan A, 12.70% (one month LIBOR plus 12.50%, 12.70% floor), 3/31/2017	$1,586,375	1,581,710	1,651,258	1.81%
	Senior Secured Term Loan B, 12.70% (one month LIBOR plus 12.50%, 12.70% floor), 3/31/2017	$2,965,625	2,924,542	3,080,395	3.38%
			10,216,056	10,636,161	11.67%
RiceBran Technologies Corporation Grain Mill Products	Senior Secured Revolving Loan, 11.50% (one month LIBOR plus 10.75%, 11.50% floor, 12.00% cap), 6/1/2018	$1,493,106	1,436,953	1,436,953	1.58%
	Senior Secured Term Loan, 11.50% (one month LIBOR plus 10.75%, 11.50% floor, 12.00% cap), 6/1/2018	$2,500,000	2,358,714	2,358,714	2.59%
	Warrants for 300,000 (at a $5.25 strike price), expires 5/12/2020ˆ	300,000	39,368	21,000	0.02%
			3,835,035	3,816,667	4.19%
Sundberg America, LLC et al. Appliance Parts Distributor	Senior Secured Notes, 9.50%, 4/30/2020	$8,000,000	7,960,267	7,925,333	8.70%
The Selling Source, LLC Information and Data Services	Senior Secured Term Loan, 12.54%, 12/31/2017	$3,957,921	3,945,047	3,318,057	3.64%
US Shale Solutions, Inc. Oil and Gas Field Services	Senior Secured Note, 12.50%, 9/1/2017(9)	$9,000,000	6,641,957	1,845,000	2.03%
	Warrants for 2.78 shares (at a $0.01 strike price), expire 9/1/2024ˆ	9,000	114	—	—%
			6,642,071	1,845,000	2.03%
Total Other Investments			133,318,235	122,847,266	134.85%
Total Investments			$169,824,391	$142,056,414	155.93%

Counterparty	Instrument	# of Contracts	Notional	Cost	Fair Value	% of Net Asset Value
Open Swap Contract
Reef Road Master Fund, Ltd.	Total Return Swap, Pay Total Return on 60,000 shares of Granite Ridge Energy, LLC, Receive 3.00% Fixed Rate, expires June 29, 2016	1	$12,750,000	$—	$225,000	0.25%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) (Continued)
September 30, 2015

The following tables show the fair value of our portfolio of investments by geography and industry as of September 30, 2015. The below tables do not include our open swap contract.

	September 30, 2015
Geography	Investment at Fair Value (in millions)	Percentage of Net Assets
United States	$136.5	149.81%
United Kingdom	5.5	6.03
Canada	0.1	0.09
Total	$142.1	155.93%

	September 30, 2015
Industry	Investment at Fair Value (in millions)	Percentage of Net Assets
Power Generation	$12.8	14.00%
Mobile Device Management	11.0	12.07
Building Cleaning and Maintenance Services	10.6	11.68
Radio Broadcasting	9.5	10.44
Appliance Parts Distributor	7.9	8.70
Wireless Communications	7.8	8.52
Consumer Financing	7.5	8.24
Oil and Gas Field Services	6.5	7.13
Specialty Pharmaceuticals	5.9	6.49
Real Estate Holdings Company	5.9	6.47
Television Programming	5.6	6.18
Information and Data Services	5.5	6.06
Maritime Security Services	5.5	6.03
Hotel Operator	4.2	4.60
Gambling Machine Manufacturer	3.9	4.30
Grain Mill Products	3.8	4.19
Food Distributors and Wholesalers	3.8	4.17
Biological Products	3.5	3.84
Data Connectivity Service Company	3.2	3.48
Electric Services	3.1	3.42
Equities Trading Platform	2.9	3.15
Daily and Weekly Newspaper Publisher	2.8	3.06
Internet Advertising	2.2	2.39
Munitions	2.2	2.37
Outdoor Advertising Services	2.0	2.17
Energy Efficiency Services	0.7	0.77
Equipment Rental Services	0.6	0.70
Non-Residential Property Owner	0.6	0.62
Asset Recovery Services	0.5	0.60
Geophysical Surveying and Mapping Services	0.1	0.09
Cable TV/Broadband Services	—	—
Healthcare Billing and Collections Servicer	—	—
Total	$142.1	155.93%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) (Continued)
September 30, 2015

(1)	The Company’s investments are acquired in private transactions exempt from registration under the Securities Act of 1933 and, therefore, are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act of 1933.
(2)	A majority of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to LIBOR (“London Interbank Offered Rate”) or the U.S. prime rate, and which is reset daily, monthly, quarterly or semiannually. For each debt investment, the Company has provided the interest rate in effect as of September 30, 2015. If no reference to LIBOR or the U.S. prime rate is made, the rate is fixed. A floor is the minimum rate that will be applied in calculating an interest rate. A cap is the maximum rate that will be applied in calculating an interest rate.
(3)	“Control Investments” are investments in those companies that are “Control Investments” of the Company, as defined in the Investment Company Act of 1940. A company is deemed to be a “Control Investment” of Full Circle Capital Corporation if Full Circle Capital Corporation owns more than 25% of the voting securities of such company.
(4)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the Investment Company Act of 1940, which are not “Control Investments.” A company is deemed to be an “Affiliate” of Full Circle Capital Corporation if Full Circle Capital Corporation owns 5% or more, but less than 25%, of the voting securities of such company.
(5)	Full Circle Capital Corporation’s equity investment in Takoda Resources Inc. is held through its wholly owned subsidiary FC Takoda Holdings, LLC.
(6)	Full Circle Capital Corporation’s equity investment in TransAmerican Asset Servicing Group, LLC is held through its wholly owned subsidiary TransAmerican Asset Servicing Group, Inc.
(7)	Full Circle Capital Corporation’s equity investments in SOLEX Fine Foods, LLC; Catsmo, LLC are held through its wholly owned subsidiary FC New Specialty Foods, Inc.
(8)	A portion of Full Circle Capital Corporation’s investment in West World Media, LLC is held through its wholly owned subsidiary Full Circle West, Inc. The remainder of the LLC interests are held directly by Full Circle Capital Corporation.
(9)	Investments were on non-accrual status as of September 30, 2015.
(10)	The investments in Background Images Inc. were placed on non-accrual status effective October 16, 2015.
*	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
**	Security pays all or a portion of its interest in kind.
ˆ	Security is a nonincome-producing security.

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2015

Description and Industry(1)	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Control Investments(3)
Takoda Resources Inc.* Geophysical Surveying and Mapping Services	Senior Secured Term Loan, 16.00%, 4/1/2016(9)	$3,054,532	$3,054,532	$161,585	0.16%
	Common Stockˆ,(5)	749	—	—	—%
			3,054,532	161,585	0.16%
Texas Westchester Financial, LLC Consumer Financing	Limited Liability Company Interestsˆ	9,278	491,713	177,500	0.18%
The Finance Company, LLC Consumer Financing	Senior Secured Term Loan, 15.00% (one month LIBOR plus 14.25%, 15.00% floor), 9/30/2015	$4,195,915	4,187,977	4,204,167	4.21%
	Limited Liability Company Interests	50	140,414	802,027	0.80%
			4,328,391	5,006,194	5.01%
TransAmerican Asset Servicing Group, LLC Asset Recovery Services	Senior Secured Revolving Loan, 12.00%, 7/25/2016(9)	$3,563,246	3,534,960	466,785	0.47%
	Limited Liability Company Interestsˆ,(6)	75	—	—	—%
			3,534,960	466,785	0.47%
Total Control Investments			11,409,596	5,812,064	5.82%
Affiliate Investments(4)
Modular Process Control, LLC Energy Efficiency Services	Senior Secured Revolving Loan, 14.50% (one month LIBOR plus 13.50%, 14.50% floor), 3/28/2017	$1,297,884	1,294,200	1,175,320	1.18%
	Senior Secured Term Loan, 15.50% (one month LIBOR plus 14.50%, 15.50% floor), 3/28/2017	$4,900,000	4,743,125	2,296,957	2.30%
	Senior Secured Term Loan – Tranche 2, 18.00% (one month LIBOR plus 17.00%, 18.00% floor), 3/28/2017**	$953,143	953,143	191,550	0.19%
	Warrant for 14.50% of the outstanding Class B LLC Interests (at a $0.01 strike price), expires 3/28/2023ˆ	1	288,000	—	—%
			7,278,468	3,663,827	3.67%
ProGrade Ammo Group, LLC Munitions	Senior Secured Revolving Loan, 9.19% (one month LIBOR plus 9.00%, 9.19% floor), 3/30/2016(9)	$1,821,447	1,821,447	1,821,447	1.82%
	Senior Secured Term Loan, 16.19% (one month LIBOR plus 16.00%, 16.19% floor), 3/30/2016(9)	$4,843,750	4,843,750	768,862	0.77%
	Warrants for 19.9% of the outstanding LLC interests (at a $10.00 strike price), expire 8/2/2018ˆ	181,240	176,770	—	—%
			6,841,967	2,590,309	2.59%
SOLEX Fine Foods, LLC; Catsmo, LLC Food Distributors and Wholesalers	Senior Secured Term Loan, 12.33% (one month LIBOR plus 12.14%), 12/28/2016	$3,861,696	3,814,813	3,832,347	3.83%
	Limited Liability Company Interestsˆ,(7)	1	290,284	—	—%
	Warrants for 1.6% of the outstanding LLC interests (strike price $0.01), expire 12/31/2022ˆ,(7)	1	58,055	—	—%
			4,163,152	3,832,347	3.83%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2015

Description and Industry(1)	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Affiliate Investments (continued)
US Oilfield Company, LLC Oil and Gas Field Services	Senior Secured Revolving Loan, 12.69% (one month LIBOR plus 12.50%), 8/13/2017	$545,118	$545,118	$545,118	0.55%
	Senior Secured Term Loan A, 12.69% (one month LIBOR plus 12.50%), 8/13/2017	$854,167	847,155	840,415	0.84%
	Senior Secured Term Loan B, 12.69% (one month LIBOR plus 12.50%), 8/13/2017	$4,368,132	4,328,366	4,297,805	4.30%
	Warrant for 7.625% of the outstanding Class A voting LLC interests (strike price $0.01), expires 8/13/2024ˆ	1	—	—	—%
	Warrants for 1.824% of the outstanding Class B non-voting LLC interests (strike price $0.01), expires 8/13/2024ˆ	2	—	—	—
			5,720,639	5,683,338	5.69%
West World Media, LLC Information and Data Services	Limited Liability Company Interestsˆ,(8)	148,326	430,500	249,451	0.25%
Total Affiliate Investments			24,434,726	16,019,272	16.03%
Other Investments
Ads Direct Media, Inc. Internet Advertising	Senior Secured Term Loan, 13.50% (one month LIBOR plus 13.00%, 13.50% floor) 10/9/2017	$2,406,250	2,387,763	2,392,294	2.39%
	Warrant for 3.25% of outstanding LLC interests (strike price $0.01) expires 10/9/2024ˆ	1	—	—	—%
			2,387,763	2,392,294	2.39%
AP Gaming I, LLC Gambling Machine Manufacturer	Unfunded Revolving Loan, 8.25%, 12/20/2018(10)	$—	(146,988)	(146,988)	(0.15)%
	Senior Secured Term Loan, 9.25% (one month LIBOR plus 8.25%, 9.25% floor) 12/20/2020	$3,989,873	3,950,167	3,950,167	3.95%
			3,803,179	3,803,179	3.80%
Attention Transit Advertising Systems, LLC Outdoor Advertising Services	Senior Secured Term Loan, 11.50%, 9/30/2016	$1,915,341	1,915,341	1,979,058	1.98%
Background Images, Inc. Equipment Rental Services	Senior Secured Term Loan – Term A, 14.69% (one month LIBOR plus 14.50%), 7/31/2015	$132,866	132,866	146,525	0.15%
	Senior Secured Term Loan – Term B, 16.44% (one month LIBOR plus 16.25%), 7/31/2015	$485,725	485,725	493,449	0.49%
			618,591	639,974	0.64%
Bioventus, LLC Specialty Pharmaceuticals	Subordinated Secured Term Loan, 11.00% (one month LIBOR plus 10.00%, 11.00% floor), 4/10/2020	$6,000,000	5,944,426	5,970,000	5.97%
Butler Burgher Group, LLC Real Estate Management Services	Senior Secured Revolving Loan, 13.50% (one month LIBOR plus 13.25%, 13.50% floor), 6/30/2017	$750,000	745,237	800,000	0.80%
	Senior Secured Term Loan, 13.50% (one month LIBOR plus 13.25%, 13.50% floor), 6/30/2017	$7,349,264	7,302,515	7,716,728	7.72%
			8,047,752	8,516,728	8.52%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2015

Description and Industry(1)	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Other Investments (continued)
Davidzon Radio, Inc. Radio Broadcasting	Senior Secured Term Loan, 11.00% (one month LIBOR plus 10.00%, 11.00% floor), 3/31/2020	$10,897,013	$8,991,089	$9,262,098	9.27%
Fuse, LLC Television Programming	Senior Secured Note, 10.375%, 7/1/2019	$7,000,000	7,041,962	5,775,000	5.78%
GC Pivotal, LLC Data Connectivity Services Company	Unsecured Notes, 11.00%, 12/31/2020	$3,164,000	3,171,910	3,171,910	3.17%
General Cannabis Corp. Non-Residential Property Owner	Common Stockˆ	654,409	515,094	1,308,818	1.31%
GK Holdings Inc. IT and Business Skill Training	Subordinated Secured Term Loan, 10.50% (one month LIBOR plus 9.50%, 10.50% floor), 1/20/2022	$2,000,000	1,962,074	1,980,000	1.98%
Good Technology Corporation Mobile Device Management	Senior Secured Note, 5.00%, 10/1/2017	$10,000,000	8,201,173	8,845,667	8.85%
	Warrants for 203.252 shares (at a $4.92 strike price), expire 9/30/2018ˆ	10,000	2,289,400	2,289,400	2.29%
			10,490,573	11,135,067	11.14%
Granite Ridge Energy, LLC Power Generation	Common Stockˆ	60,000	12,975,000	12,975,000	12.98%
GW Power, LLC and Greenwood Fuels WI, LLC Electric Services	Senior Secured Term Loan, 12.19% (one month LIBOR plus 12.00%, 12.16% floor), 3/31/2016	$5,320,388	5,299,835	5,255,480	5.26%
Infinite Aegis Group, LLC Healthcare Billing and Collections	Warrant for 2.0% of the outstanding LLC interests (at a $0.01 strike price), expires 8/1/2023ˆ	1	107,349	—	—%
JN Medical Corporation Biological Products	Senior Secured Term Loan, 11.25%, (one month LIBOR plus 11.00%, 11.25% floor, 12.00% cap), 6/30/2016	$3,500,000	3,481,766	3,449,367	3.45%
Lee Enterprises, Incorporated Daily and Weekly Newspaper Publisher	Senior Secured Notes, 9.50%, 3/15/2022	$2,000,000	2,045,000	2,045,000	2.05%
Luling Lodging, LLC Hotel Operator	Senior Secured Term Loan, 12.25% (one month LIBOR plus 12.00%, 12.25% floor), 12/17/2017	$4,500,000	4,463,119	4,303,650	4.31%
Medinet Investments, LLC Medical Liability Claims Factoring	Senior Secured Revolving Loan, 13.50%, (one month LIBOR plus 13.00%, 13.50% floor), 7/23/2017	$188,313	183,211	103,083	0.10%
New Media West, LLC Cable TV/Broadband Services	Senior Secured Term Loan, 9.00%, 12/31/2017(9)	$3,811,681	3,811,681	—	—%
OPS Acquisitions Limited and Ocean Protection Services Limited* Maritime Security Services	Senior Secured Term Loan, 12.50%, (one month LIBOR plus 12.00%, 12.50% floor), 3/4/2017	$5,950,000	5,913,412	5,968,246	5.97%
PEAKS Trust 2009-1* Consumer Financing	Senior Secured Term Loan, 7.50%, (one month LIBOR plus 5.50%, 7.50% floor), 1/27/2020	$3,450,828	2,947,443	2,705,449	2.71%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2015

Description and Industry(1)	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Other Investments (continued)
PR Wireless, Inc. Wireless Communications	Senior Secured Term Loan, 10.00%, (one month LIBOR plus 9.00%, 10.00% floor), 6/27/2020	$8,415,000	$7,618,897	$7,573,500	7.58%
	Warrant for 101 shares (at a $0.01 strike price), expires 6/27/2024ˆ	1	634,145	378,675	0.38%
			8,253,042	7,952,175	7.96%
Pristine Environments, Inc. Building Cleaning and Maintenance Services	Senior Secured Revolving Loan, 11.70% (one month LIBOR plus 11.50%, 11.70% floor), 3/31/2017	$5,614,310	5,614,310	5,863,211	5.87%
	Senior Secured Term Loan A, 12.70% (one month LIBOR plus 12.50%, 12.70% floor), 3/31/2017	$1,607,656	1,602,678	1,685,037	1.69%
	Senior Secured Term Loan B, 12.70% (one month LIBOR plus 12.50%, 12.70% floor), 3/31/2017	$3,026,563	2,979,285	3,172,039	3.17%
			10,196,273	10,720,287	10.73%
RiceBran Technologies Corporation Grain Mill Products	Senior Secured Revolving Loan, 11.50% (one month LIBOR plus 10.75%, 11.50% floor), 6/1/2018	$1,000,000	939,362	939,362	0.94%
	Senior Secured Term Loan, 11.50% (one month LIBOR plus 10.75%, 11.50% floor), 6/1/2018	$2,500,000	2,348,330	2,348,330	2.35%
	Warrants for 300,000 (at a $5.25 strike price), expires 5/12/2020ˆ	300,000	39,368	27,000	0.03%
			3,327,060	3,314,692	3.32%
Sundberg America, LLC et al. Appliance Parts Distributor	Senior Secured Notes, 9.50%, 4/30/2020	$8,000,000	7,960,112	7,960,112	7.97%
The Selling Source, LLC Information and Data Services	Senior Secured Term Loan, 15.00%, 12/31/2017**	$3,869,881	3,855,453	3,140,666	3.14%
US Shale Solutions, Inc. Oil and Gas Field Services	Senior Secured Note, 12.50%, 9/1/2017(9)	$9,000,000	6,641,957	4,455,000	4.46%
	Warrants for 2.78 shares (at a $0.01 strike price), expire 9/1/2024ˆ	9,000	114	90	0.00%
			6,642,071	4,455,090	4.46%
Total Other Investments			136,351,581	130,282,423	130.36%
Total Investments			$172,195,903	$152,113,759	152.21%

Counterparty	Instrument	# of Contracts	Notional	Cost	Fair Value	% of Net Asset Value
Open Swap Contract
Reef Road Master Fund, Ltd.	Total Return Swap, Pay Total Return on 60,000 shares of Granite Ridge Energy, LLC, Receive 3.00% Fixed Rate, expires June 29, 2016	1	$12,975,000	$—	$—	—%

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2015

(1)	The Company’s investments are acquired in private transactions exempt from registration under the Securities Act of 1933 and, therefore, are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act of 1933.
(2)	A majority of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to LIBOR (“London Interbank Offered Rate”) or the U.S. prime rate, and which is reset daily, monthly, quarterly or semiannually. For each debt investment, the Company has provided the interest rate in effect as of June 30, 2015. If no reference to LIBOR or the U.S. prime rate is made, the rate is fixed. A floor is the minimum rate that will be applied in calculating an interest rate. A cap is the maximum rate that will be applied in calculating an interest rate.
(3)	“Control Investments” are investments in those companies that are “Control Investments” of the Company, as defined in the Investment Company Act of 1940. A company is deemed to be a “Control Investment” of Full Circle Capital Corporation if Full Circle Capital Corporation owns more than 25% of the voting securities of such company.
(4)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the Investment Company Act of 1940, which are not “Control Investments.” A company is deemed to be an “Affiliate” of Full Circle Capital Corporation if Full Circle Capital Corporation owns 5% or more, but less than 25%, of the voting securities of such company.
(5)	Full Circle Capital Corporation’s equity investment in Takoda Resources Inc. is held through its wholly owned subsidiary FC Takoda Holdings, LLC.
(6)	Full Circle Capital Corporation’s equity investment in TransAmerican Asset Servicing Group, LLC is held through its wholly owned subsidiary TransAmerican Asset Servicing Group, Inc.
(7)	Full Circle Capital Corporation’s equity investments in SOLEX Fine Foods, LLC; Catsmo, LLC are held through its wholly owned subsidiary FC New Specialty Foods, Inc.
(8)	A portion of Full Circle Capital Corporation’s investment in West World Media, LLC is held through its wholly owned subsidiary Full Circle West, Inc. The remainder of the LLC interests are held directly by Full Circle Capital Corporation.
(9)	Investments were on non-accrual status as of June 30, 2015.
(10)	The negative fair value is the result of the unfunded commitment being valued below par. These amounts may or may not be funded to the borrowing party now or in the future.
*	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
**	Security pays all or a portion of its interest in kind.
ˆ	Security is a nonincome-producing security.

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
September 30, 2015

Note 1. Organization

References herein to “we”, “us” or “our” refer to Full Circle Capital Corporation and Subsidiaries (“Full Circle Capital” or the “Company”) unless the context specifically requires otherwise.

We were formed as Full Circle Capital Corporation, a Maryland corporation, on April 16, 2010 and were funded in an initial public offering, or IPO, completed on August 31, 2010. We are a non-diversified, closed-end investment company that has filed an election to be treated as a business development company, or BDC, under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, we expect to qualify annually as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1989, as amended, which we refer to as the Code. We invest primarily in senior secured term debt issued by lower middle-market and middle-market companies. Our investment objective is to generate both current income and capital appreciation through debt and equity investments.

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

Interim financial statements are prepared in accordance with GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for annual financial statements. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim period, have been included. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the fiscal year ending June 30, 2016.

The June 30, 2015 and September 30, 2014 Consolidated Financial Statements were reclassified in order to be consistent with the new format used for the September 30, 2015 Consolidated Financial Statements.

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
September 30, 2015

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
September 30, 2015

Note 2. Significant Accounting Policies  – (continued)

3.	The Audit Committee discusses valuations and recommends the fair value of each investment in the portfolio in good faith based on the input of the Company and, where appropriate, the independent valuation firms; and
4.	The Board then discusses the recommended valuations and determines in good faith the fair value of each investment in the portfolio based upon input from the Company’s senior management, estimates from the independent valuation firms and the recommendations of the Audit Committee.

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
September 30, 2015

Note 2. Significant Accounting Policies  – (continued)

Valuation Techniques

Senior and Subordinated Loans

The Company’s portfolio consists primarily of private debt instruments such as senior and subordinated loans. Investments for which market quotations are readily available (“Level 2 Debt”) are generally valued using market quotations, which are generally obtained from an independent pricing service or broker-dealers. For other debt investments (“Level 3 Debt”), market quotations are not available and other techniques are used to determine fair value. The Company considers its Level 3 Debt to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 Debt, the Board considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions, success and prepayment fees, and other relevant factors, both qualitative and quantitative. In the event that a Level 3 Debt instrument is not performing, as defined above, the Board may evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 Debt instrument.

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

Publicly Traded Common Stock

Publicly traded common stock in an active market (“Level 1 common stock”) is valued based on unadjusted quoted prices in active markets for identical Level 1 common stock that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 common stock.

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

The Company’s accounting policy is to not offset fair value amounts recognized for derivative financial instruments. The related assets and liabilities are presented gross in the Consolidated Statements of Assets and Liabilities. Any cash collateral payables or receivables associated with these instruments are not added to or netted against the fair value amounts of the derivative financial instruments.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
September 30, 2015

Note 2. Significant Accounting Policies  – (continued)

All derivative financial instruments are carried in assets when amounts are receivable by the Company and in liabilities when amounts are payable by the Company. During the period a contract is open, changes in the value of the contracts are recognized as unrealized appreciation or depreciation to reflect the fair value of the contract at the reporting date. When the contracts settle, mature, terminate, or are otherwise closed, the Company records realized gains or losses equal to the difference between the proceeds from (or cost of) the close-out of the contracts and the original contract price. Additionally, the Company records realized gains (losses) on open swap contracts when periodic payments are received or made at the end of each measurement period.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and accrued liabilities, approximate fair value due to their short-term nature. The carrying amounts and fair values of the Company’s long-term obligations are disclosed in Note 8.

Cash

The Company places its cash with Santander Bank, N.A. (“Santander Bank”) and, at times, cash held in such accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company may invest a portion of its cash in money market funds, within the limitations of the 1940 Act.

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

Structuring fees, excess deal deposits, prepayment fees, management fee income and similar fees are recognized as Other Income from Investments as earned, usually when received. Other fee income, including administrative and unused line fees, is included in Other Income from Investments. Income from such sources was $510,800 and $209,025 for the three months ended September 30, 2015 and 2014, respectively. Management fee income is included in Other Income from Non-Investment Sources. Income from such sources was $14,682 and $11,049, for the three months ended September 30, 2015 and 2014, respectively.

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
September 30, 2015

Note 2. Significant Accounting Policies  – (continued)

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

Federal and State Income Taxes

The Company has elected to be treated as a RIC under subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of the sum of investment company taxable income (“ICTI”) including payment-in-kind (“PIK”), as defined by the Code, and net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) for each taxable year in order to be eligible for tax treatment under subchapter M of the Code. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year. Any such carryover ICTI must be distributed prior to the 15th day of the ninth month after the tax year-end.

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

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented. For the three months ended September 30, 2015 and 2014, respectively, basic and diluted earnings (loss) per share, were the same since there are no potentially dilutive securities outstanding.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
September 30, 2015

Note 2. Significant Accounting Policies  – (continued)

Organizational Expenses and Offering Costs

The Company did not incur organizational expenses for the three months ended September 30, 2015 or 2014. The Company complies with the requirements of ASC 340-10-S99-1, “Expenses of Offering”. Deferred offering costs consist principally of legal and audit costs incurred through the balance sheet date that are related to an offering of equity securities. Such costs are charged against the gross proceeds of the offering or will be charged to the Company’s operations if the offering is not completed. Offering expenses related to the Company’s July 14, 2014, March 30, 2015, and April 13, 2015 offerings were $1,442,780. Refer to Note 6.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest — Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires companies to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Public companies are required to apply ASU 2015-03 retrospectively for interim and annual reporting periods beginning after December 15, 2015 and early adoption is permitted. The Company has decided to early adopt this standard. As a result, deferred debt issuance costs of $793,700 and $833,541 at September 30, 2015 and June 30, 2015, respectively, are presented as a reduction to Notes Payable in the Consolidated Statements of Assets and Liabilities. In prior periods, the deferred debt issuance costs had been presented as assets on the Consolidated Statements of Assets and Liabilities.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. ASU 2015-07 is effective for fiscal years beginning after December 15, 2015. The Company does not believe this standard will have an impact on its Consolidated Financial Statements.

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
September 30, 2015

Note 4. Earnings (Loss) per Common Share — Basic and Diluted

The following information sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
	(Unaudited)	(Unaudited)
Per Share Data(1):
Net Increase (Decrease) in Net Assets Resulting from Operations	$(4,907,706)	$228,698
Weighted average shares outstanding for period basic and diluted	23,175,342	11,877,534
Basic and diluted earnings (loss) per common share	$(0.21)	$0.02

(1)	Per share data based on weighted average shares outstanding.

Note 5. Related Party Agreements and Transactions

Investment Advisory Agreement

On June 22, 2015, the Board re-approved the investment advisory agreement (the “Investment Advisory Agreement”) with Full Circle Advisors, LLC (the “Adviser”) under which the Adviser, subject to the overall supervision of our Board, manages the day-to-day operations of, and provides investment advisory services to, us. Under the terms of the Investment Advisory Agreement, our Adviser: (i) determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes, (ii) identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and (iii) closes and monitors investments we make.

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services, the Adviser receives a fee from us, consisting of two components, a base management fee and an incentive fee.

The base management fee is calculated at an annual rate of 1.75% of our gross assets, as adjusted. For services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of our gross assets, as adjusted, at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter will be appropriately prorated.

The total base management fees earned by the Adviser for the three months ended September 30, 2015 and 2014 were $611,929 and $572,558, respectively. The total base management fees payable to the Adviser as of September 30, 2015 and 2014 were $611,929 and $572,559, after reflecting payments of $580,607 and $475,594 for the three months ended September 30, 2015 and 2014 and are included in the Consolidated Statements of Assets and Liabilities in Due to Affiliates.

The incentive fee has two parts. The first part of the incentive fee (the “Income incentive fee”) is calculated and payable quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as prepayment fees, management fee income and similar fees that we receive from portfolio companies, including administrative and unused line fees accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement to Full Circle Service Company (the “Administrator”), and any interest

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
September 30, 2015

Note 5. Related Party Agreements and Transactions  – (continued)

expenses and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-incentive fee net investment income does not include organizational costs or any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 1.75% per quarter (7.00% annualized). Our net investment income used to calculate this part of the incentive fee is also included in the amount of our gross assets used to calculate the 1.75% base management fee. We pay the Adviser an incentive fee with respect to our pre-incentive fee net investment income in each calendar quarter as follows:

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees with respect to each of the investments in our portfolio, provided that, the incentive fee determined as of December 31, 2010 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the inception of Full Circle Capital. There were no incentive fees earned on realized capital gains for the three months ended September 30, 2015 and 2014.

Income incentive fees of $481,777 and $389,850 were earned by the Adviser for the three months ended September 30, 2015 and 2014, respectively, and the total income incentive fees payable to the Adviser as of September 30, 2015 and 2014 were $481,777 and $389,851, after reflecting payments of $462,350 and $370,131 during the three months ended September 30, 2015 and 2014, respectively, and are included in the Consolidated Statements of Assets and Liabilities in Due to Affiliates.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
September 30, 2015

Note 5. Related Party Agreements and Transactions  – (continued)

The Adviser has agreed to reimburse the Company for any operating expenses, excluding interest expenses, investment advisory and management fees, and offering expenses, in excess of 1.50% of our net assets, beginning with our fiscal quarter ending September 30, 2014 through the end of our fiscal year 2015. For our fiscal year 2016 and beyond, the Adviser has agreed to reimburse us for any operating expenses, excluding interest expenses, investment advisory and management fees, and offering expenses, in excess of 1.75% of our net assets. The expense reimbursements from the Adviser for the three months ended September 30, 2015 and 2014 were $275,156 and $282,674, respectively, and the total expense reimbursements receivable from the Adviser as of September 30, 2015 and 2014 were $275,156 and $282,674, after reflecting payments of $159,295 and $0 during the three months ended September 30, 2015 and 2014, respectively, and are included in Due from Affiliates on the Consolidated Statements of Assets and Liabilities.

The Adviser had agreed to reimburse the Company for any operating expenses, excluding interest expenses, investment advisory and management fees, and organizational and offering expenses, in excess of 2% of our net assets for the first twelve months following the completion of the initial public offering, which occurred on August 31, 2010.

For the periods commencing on April 1, 2015 and ending on June 30, 2015, and commencing on July 1, 2015 and ending on June 30, 2016, Full Circle Advisors has agreed to waive the portion of the base management fees and incentive fees that Full Circle Advisors would otherwise be entitled to receive pursuant to our Investment Advisory Agreement to the extent required in order for Full Circle Capital to earn net investment income sufficient to support the distribution payment on the shares of our common stock outstanding on the relevant record date for each monthly distribution as then declared by our board of directors. The determination of the amount to be waived will be finalized as of the end of the fiscal year for each period, with such amounts being accrued on a quarterly basis. Net investment income is defined as net income before net realized gains (losses) and unrealized gains (losses), in each case, as determined in accordance with GAAP. Full Circle Advisors will not be entitled to recoup any amount of base management fees that it waives pursuant to this agreement. For the three months ended September 30, 2015 and 2014, $221,953 and $0, respectively, of the base management fee was accrued and is included in the management fee waiver and expense reimbursement line in the Consolidated Statements of Operations.

Administration Agreement

On June 22, 2015, the Board re-approved the Administration Agreement with the Administrator under which the Administrator, among other things, furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders. In addition, the Administrator assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of Full Circle Service Company’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the compensation of our chief financial officer and our allocable portion of the compensation of any administrative support staff employed by the Administrator, directly or indirectly. Under the Administration Agreement, the Administrator will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
September 30, 2015

Note 5. Related Party Agreements and Transactions  – (continued)

The Administrator and Conifer Asset Solutions LLC (“Conifer” or the “Sub-Administrator”) may also provide administrative services to the Adviser. As a result, the Adviser also reimburses the Administrator and/or the Sub-Administrator for its allocable portion of the Administrator’s and/or Sub-Administrator’s overhead, including rent, the fees and expenses associated with performing compliance functions for Full Circle Advisors, and its allocable portion of the compensation of any administrative support staff. To the extent the Adviser or any of its affiliates manage other investment vehicles in the future, no portion of any administrative services provided by the Administrator to such other investment vehicles will be charged to us.

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

For the three months ended September 30, 2015 and 2014, respectively, the Company incurred $195,282 and $175,677, respectively, of expenses under the Administration Agreement, $71,838 and $63,209, respectively, of which were earned by the Sub-Administrator and $76,306 and $75,913, respectively, were paid for officers’ compensation. The remaining $47,138 and $36,555, respectively, were recorded as an Allocation of Overhead Expenses in the Consolidated Statements of Operations.

FC Capital Investment Partners, LLC

On June 4, 2014, we formed FC Capital Investment Partners, LLC (“FCCIP”), a multiple series private fund, for which we serve as the managing member and investment adviser. FCCIP was formed as a Delaware limited liability company and operates under a Limited Liability Company agreement dated June 13, 2014. FCCIP closed its first series on June 17, 2014, raising approximately $5.6 million in capital from investors. FCCIP closed its second series on September 25, 2014, raising approximately $10.0 million in capital from investors. We may co-invest in certain portfolio investments from time to time with one or more series issued by FCCIP where we determine that the aggregate available investment opportunity exceeds what we believe would be appropriate for us to acquire directly, subject to certain conditions. During the three months ended September 30, 2015 and 2014, the Company recognized $14,682 and $11,049, respectively, in net management fee income related to the services performed for FCCIP. Such amounts are included in Other Income from Non-Investment Sources on the Consolidated Statements of Operations.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
September 30, 2015

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
September 30, 2015

Note 6. Equity Offerings, Related Expenses, and Other Stock Issuances  – (continued)

On August 26, 2015, the Board of Directors authorized the purchase of an additional 1 million shares to provide for the purchase of up to 2 million shares of the outstanding common stock as part of the share repurchase program. Under the repurchase program, we may, but are not obligated to, repurchase our outstanding common stock in the open market from time to time. The timing and number of shares to be repurchased in the open market will depend on a number of factors, including market conditions and alternative investment opportunities. In addition, any repurchases will be conducted in accordance with the 1940 Act. The number of shares repurchased, the repurchase price, cost and weighted average discount per share is summarized in the following table:

Repurchase of Common Stock	Number of Shares Repurchased	Average Repurchase Price	Total Cost	Weighted Average Discount Per Share
Quarter Ended September 30, 2015	472,407	$3.19 per/share	$1,504,819	25.9	%(1)

(1)	The average discount rate per share, based upon the Net Asset Value per share at June 30, 2015, is weighted based upon the total shares repurchased during the period.

As of November 9, 2015, the Company has repurchased an aggregate of 763,187 shares under the share repurchase program at the weighted average price of $3.17 per share, resulting in $2.4 million of cash paid, under the program.

Note 7. Financial Highlights

	Three months ended September 30, 2015		Three months ended September 30, 2014
	(Unaudited)		(Unaudited)
Per Share Data(1):
Net asset value at beginning of period	$4.30		$6.38
Accretion (dilution) from offering(s)(3)	—		0.04
Accretion from share repurchases(4)	0.02		—
Offering costs	—		(0.00)
Net investment income (loss)(9)	0.11		0.16
Net change in unrealized gain (loss)	(0.33)		(0.17)
Net realized gain (loss)	0.01		0.03
Dividends from net investment income	(0.11)		(0.16)
Return of capital	—		(0.04)
Net asset value at end of period	$4.00		$6.24
Per share market value at end of period	$3.07		$6.39
Total return based on market value	(11.14	)%(6)	(15.62	)%(6)
Total return based on net asset value	(3.88	)%(6)	0.87	%(6)
Shares outstanding at end of period	22,763,023		11,949,034
Weighted average shares outstanding for period	23,175,342		11,877,534

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
September 30, 2015

Note 7. Financial Highlights  – (continued)

	Three months ended September 30, 2015	Three months ended September 30, 2014
	(Unaudited)	(Unaudited)
Ratio/Supplemental Data:
Net assets at end of period	$91,101,826	$74,537,373
Average net assets	$99,526,389	$76,016,697
Annualized ratio of gross operating expenses to average net assets(7)	11.22%	13.19%
Annualized ratio of net operating expenses to average net assets(7)	9.23%	11.34%
Annualized ratio of net investment income (loss) to average net assets(7)	9.66%	9.99%
Annualized ratio of net operating expenses excluding management fees (net of waiver), incentive fees, and interest expense to average net assets(7)	1.76%	1.46%
Portfolio Turnover(8)	20%	22%

	Year Ended June 30, 2015		Year Ended June 30, 2014		Year Ended June 30, 2013		Year Ended June 30, 2012		For the period from August 31, 2010 (commencement of operations) to June 30, 2011
Per Share Data(1)(2):
Net asset value at beginning of period	$6.38		$8.01		$8.59		$9.08		$9.40
Accretion (dilution) from offering(s)(3)	(0.92)		0.03		(0.18)		—		—
Offering costs	(0.06)		(0.04)		(0.02)		—		(0.04)
Net investment income (loss)(9)	0.63		0.71		0.77		0.78		0.70
Net change in unrealized gain (loss)	(0.51)		(1.36)		0.37		(0.32)		(0.29)
Net realized gain (loss)	(0.51)		(0.11)		(0.60)		(0.03)		0.06
Dividends from net investment income	(0.63)		(0.69)		(0.78)		(0.80)		(0.75)
Return of capital	(0.08)		(0.17)		(0.14)		(0.12)		—
Net asset value at end of period	$4.30		$6.38		$8.01		$8.59		$9.08
Per share market value at end of period	$3.57		$7.81		$7.83		$7.65		$7.90
Total return based on market value	(46.78	)%(6)	11.51	%(6)	15.12	%(6)	8.71	%(6)	(4.03	)%(5)
Total return based on net asset value	(21.53	)%(6)	(11.00	)%(6)	4.94	%(6)	6.20	%(6)	5.62	%(5)
Shares outstanding at end of period	23,235,430		11,443,034		7,569,382		6,219,382		6,219,382
Weighted average shares outstanding for period	14,803,637		8,698,814		7,018,286		6,219,382		6,206,824
Ratio/Supplemental Data:
Net assets at end of period	$99,938,567		$72,980,277		$60,644,039		$53,442,785		$56,474,006
Average net assets	$78,137,174		$64,360,541		$57,842,601		$55,531,518		$57,455,987

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
September 30, 2015

Note 7. Financial Highlights  – (continued)

	Year Ended June 30, 2015	Year Ended June 30, 2014		Year Ended June 30, 2013		Year Ended June 30, 2012		For the period from August 31, 2010 (commencement of operations) to June 30, 2011
Annualized ratio of gross operating expenses to average net assets(7)	13.51%	12.11%		11.52%		9.56%		8.49%
Annualized ratio of net operating expenses to average net assets(7)	11.69%	12.11%		11.52%		8.99%		7.34%
Annualized ratio of net investment income (loss) to average net assets(7)	11.02%	9.37%		9.30%		8.70%		9.29%
Annualized ratio of net operating expenses excluding management fees (net of waiver), incentive fees, and interest expense to average net assets(7)	1.51%	3.04%		3.53%		3.15%		2.00%
Portfolio Turnover(8)	74%	88	%(10)	73	%(10)	58	%(10)	54	%(10)

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Financial highlights for the period from April 16, 2010 (inception) through June 30, 2010 are not presented as the Company’s operations were limited to organization and offering activities only.
(3)	Accretion and dilution from offering(s) is based on the net change in net asset value from each follow-on offering.
(4)	Accretion from share repurchases during the period is based on the net change in net asset value from the share repurchases.
(5)	Total return based on market value is based on the change in market price per share assuming an investment at the initial public offering price of $9.00 per share and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.
(6)	Total return based on market value is based on the change in market price per share and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.
(7)	Financial Highlights for periods of less than one year are annualized and the ratios of gross and net operating expenses to average net assets and net investment income (loss) to average net assets are adjusted accordingly. Non-recurring expenses were not annualized. For the period from August 31, 2010 (commencement of operations) to June 30, 2011 the Company incurred $102,609 of organizational expenses, which were deemed to be non-recurring.
(8)	Portfolio Turnover is not annualized.
(9)	Net investment income (loss) per share is calculating based on the beginning of year and end of year shares outstanding.
(10)	Unaudited

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
September 30, 2015

Note 8. Long Term Liabilities

Line of Credit

On June 3, 2013, the Company entered into a credit facility (the “Credit Facility”) with Santander Bank. The facility size was originally $32.5 million and replaced the Company’s First Capital Credit Facility. The Credit Facility was subsequently increased to $45.0 million on November 6, 2013. On September 12, 2014, the Company entered into an amendment to our Credit Facility with Santander Bank, N.A. to give the Company the option to increase the size of the facility from $45.0 million to $60.0 million and to provide additional criteria for eligibility of loans under the borrowing base under the credit facility. The Company has not exercised its option to expand the facility as of September 30, 2015.

The Credit Facility matures on June 3, 2016 and bears interest based on a tiered rate structure, depending upon utilization, ranging from LIBOR (one month, two month or three month, depending on the Company’s option) plus 3.25% to 4.00% per annum, or from Santander Bank’s prime rate plus 1.25% to 2.00% per annum, based on the Company’s election. As of September 30, 2015, one month LIBOR, two month LIBOR, and three month LIBOR respectively were: 0.20%, 0.26%, and 0.33%. As of September 30, 2015, the Prime Rate was 3.25%. In addition, a fee of 0.50% to 1.00% per annum, depending on utilization, is charged on unused amounts under the Credit Facility. The Credit Facility is secured by all of the Company’s assets. Under the Credit Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, reporting requirements and other customary requirements, including a minimum balance sheet leverage ratio, for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature.

The fees and expenses associated with opening and expanding the Credit Facility are being amortized over the term of the Credit Facility in accordance with ASC 470, Debt. As of September 30, 2015, of the total $763,984 fees and expenses incurred, $195,040 remains to be amortized and is reflected as Deferred Credit Facility Fees on the Consolidated Statements of Assets and Liabilities.

At September 30, 2015 and June 30, 2015, the Company had outstanding borrowings of $9,033,258 and $0, respectively, under the Credit Facility, which amounts are included as Line of Credit in the Consolidated Statements of Assets and Liabilities.

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

The offering expenses and underwriting commissions are being amortized over the term of the notes in accordance with ASC 470, Debt. Additionally, in accordance with ASU 2015-03, debt issuance costs related to the Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Notes. As such, as of September 30, 2015, of the total $1,150,940 issuance costs incurred, $793,700 remains to be amortized and is included in, and offsets, the Notes Payable balance in the Consolidated Statements of Assets and Liabilities. Additionally, $152,721 of the $187,500 premium related to the July 14, 2014 issuance remains unamortized and is included in the Notes Payable balance in the Consolidated Statements of Assets and Liabilities.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
September 30, 2015

Note 8. Long Term Liabilities  – (continued)

As of June 30, 2015, of the total $1,150,940 issuance costs incurred, $833,541 remained to be amortized and is included in, and offsets, the Notes Payable balance in the Consolidated Statements of Assets and Liabilities. Additionally, $158,504 of the $187,500 premium related to the July 14, 2014 issuance remained unamortized and is included in the Notes Payable balance in the Consolidated Statements of Assets and Liabilities.

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

The Indenture contains certain covenants, including covenants requiring compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. The Company may repurchase the Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Notes repurchased by the Company may, at the Company’s option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the Indenture. As of September 30, 2015, the Company had not repurchased any of the Notes in the open market.

At September 30, 2015 and June 30, 2015, the Company had a balance of $33,645,525 on the Notes, which is included in Notes Payable in the Consolidated Statements of Assets and Liabilities.

The following shows a summary of the Long Term Liabilities as of September 30, 2015 and June 30, 2015:

As of September 30, 2015 (Unaudited)

Facility	Commitments	Borrowings Outstanding	Fair Value
Credit Facility(1)	$45,000,000	$9,033,258	$9,033,258
Notes	33,645,525	33,645,525	34,453,018
Total	$78,645,525	$42,678,783	$43,486,276

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
September 30, 2015

Note 8. Long Term Liabilities  – (continued)

As of June 30, 2015

Facility	Commitments	Borrowings Outstanding	Fair Value
Credit Facility(1)	$45,000,000	$—	$—
Notes	33,645,525	33,645,525	34,049,271
Total	$78,645,525	$33,645,525	$34,049,271

(1)	On September 12, 2014, the Company entered into an amendment to our Credit Facility with Santander Bank, N.A. to give the Company the option to increase the size of the facility from $45.0 million to $60.0 million and to provide additional criteria for eligibility of loans under the borrowing base under the credit facility. The Company has not exercised its option to expand the facility as of September 30, 2015.

As of September 30, 2015 and June 30, 2015, the carrying amount of the Company’s outstanding Credit Facility approximated fair value. The fair values of the Company’s Credit Facility and Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Notes is determined by utilizing market quotations at the measurement date.

Note 9. Fair Value Measurements

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following table presents information about the Company’s assets measured at fair value as of September 30, 2015 and June 30, 2015, respectively:

As of September 30, 2015 (Unaudited)

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$10,270,000	$115,092,339	$125,362,339
Limited Liability Company Interests, at fair value	—	—	3,149,527	3,149,527
Investments in Warrants, at fair value	—	—	230,844	230,844
Common Stock, at fair value	563,704	—	12,750,000	13,313,704
Open Swap Contract, at fair value	—	—	225,000	225,000
	$563,704	$10,270,000	$131,447,710	$142,281,414

As of June 30, 2015

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$12,275,000	$121,630,798	$133,905,798
Limited Liability Company Interests, at fair value	—	—	1,228,978	1,228,978
Investments in Warrants, at fair value	—	90	2,695,075	2,695,165
Common Stock, at fair value	1,308,818	—	12,975,000	14,283,818
Open Swap Contract, at fair value	—	—	—	—
	$1,308,818	$12,275,090	$138,529,851	$152,113,759

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
September 30, 2015

Note 9. Fair Value Measurements  – (continued)

During the three months ended September 30, 2015, there were no transfers in or out of levels. During the year ended June 30, 2015, a portion of the Level 3 General Cannabis Corp. warrant was converted into Level 1 common stock.

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

The tables below reflect the changes in Level 3 assets measured at fair value for the three months ended September 30, 2015, the three months ended September 30, 2014 and for the year ended June 30, 2015.

	Three Months Ended September 30, 2015 (Unaudited)
	Beginning Balance July 1, 2015	Amortization & Accretion of Fixed Income Premiums & Discounts	Realized & Unrealized Gains (Losses)	Purchases(1)	Sales & Settlements	Ending Balance September 30, 2015	Change in Unrealized Gains (Losses) for Investments still held at September 30, 2015
Assets
Senior and Subordinated Loans, at fair value	$121,630,798	$455,578	$(3,323,556)	$28,743,423	$(32,413,904)	$115,092,339	$(2,925,318)
Limited Liability Company Interests, at fair value	1,228,978	—	1,950,549	—	(30,000)	3,149,527	2,003,654
Warrants, at fair value	2,695,075	—	(2,464,231)	—	—	230,844	(2,464,231)
Common Stock, at fair value	12,975,000	—	(225,000)	—	—	12,750,000	(225,000)
Open Swap Contract, at fair value	—	—	324,656	—	(99,656)	225,000	225,000
	$138,529,851	$455,578	$(3,737,582)	$28,743,423	$(32,543,560)	$131,447,710	$(3,385,895)

(1)	Includes PIK interest.

	Three Months Ended September 30, 2014 (Unaudited)
	Beginning Balance July 1, 2014	Amortization & Accretion of Fixed Income Premiums & Discounts	Realized & Unrealized Gains (Losses)	Purchases(1)	Sales & Settlements	Ending Balance September 30, 2014	Change in Unrealized Gains (Losses) for Investments still held at September 30, 2014
Assets
Senior and Subordinated Loans, at fair value	$111,079,608	$171,294	$899,805	$30,250,399	$(28,691,798)	$113,709,308	$628,309
Limited Liability Company Interests, at fair value	3,875,583	—	(1,546,085)	—	—	2,329,498	(1,546,085)
Warrants, at fair value	3,060,421	—	(681,725)	2,289,400	—	4,668,096	(681,726)
	$118,015,612	$171,294	$(1,328,005)	$32,539,799	$(28,691,798)	$120,706,902	$(1,599,502)

(1)	Includes PIK interest.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
September 30, 2015

Note 9. Fair Value Measurements  – (continued)

	Year Ended June 30, 2015
	Beginning Balance July 1, 2014	Amortization & Accretion of Fixed Income Premiums & Discounts	Realized & Unrealized Gains (Losses)	Transfers out of Level 3(2)	Purchases(1)	Sales & Settlements	Ending Balance June 30, 2015	Change in Unrealized Gains (Losses) for Investments still held at June 30, 2015
Assets
Senior and Subordinated Loans, at fair value	$111,079,608	$1,371,720	$(6,728,531)	$—	$113,149,706	$(97,241,705)	$121,630,798	$(7,918,295)
Limited Liability Company Interests, at fair value	3,875,583	—	(2,474,886)	—	—	(171,719)	1,228,978	(1,171,144)
Warrants, at fair value	3,060,421	—	(2,194,114)	(486,786)	2,328,768	(13,214)	2,695,075	(337,902)
Common Stock, at fair value	—	—	—		12,975,000	—	12,975,000	—
Open Swap Contract, at fair value	—	—	1,081	—	—	(1,081)	—	—
	$118,015,612	$1,371,720	$(11,396,450)	$(486,786)	$128,453,474	$(97,427,719)	$138,529,851	$(9,427,341)

(1)	Includes PIK interest.
(2)	Represents the transfer of a portion of the General Cannabis Corp. warrant out of Level 3 into Level 1 common stock upon conversion.

Realized and unrealized gains and losses are included in net realized gain (loss) and net change in unrealized gain (loss) in the Consolidated Statements of Operations. The change in unrealized losses for Level 3 investments still held at September 30, 2015 of $3,385,895 is included in net change in unrealized gain (loss) in the Consolidated Statements of Operations for the three months ended September 30, 2015.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
September 30, 2015

Note 9. Fair Value Measurements  – (continued)

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2015:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)
Senior and Subordinated Loans	$88,051,036	Discounted cash flows (income approach)	Discount Rate	5.94% – 31.38% (13.89%)
	23,555,747	Precedent Transactions	Transaction Value	N/A
	3,485,556	Liquidation Value	Asset Value	N/A
Total	115,092,339
Limited Liability Interests, Warrants, and Common Stock (Private Companies)	1,011,871	Market comparable companies (market approach)	EBITDA multiple	3.50x – 7.00x (4.62x)
	14,950,000	Precedent Transactions	Transaction Value	N/A
	147,500	Liquidation Value	Asset Value	N/A
Total	16,109,371
Warrant (Public Companies)	21,000	Option Pricing Model	Volatility	45.925%
Open Swap Contract	225,000	Option Pricing Model	Broker Quotes	$207.50/share – $217.50/share ($212.50/share)
Total Level 3 Investments	$131,447,710

(1)	The average values were determined using the weighted average of the fair value of the investments in each investment category.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
September 30, 2015

Note 9. Fair Value Measurements  – (continued)

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2015:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)
Senior and Subordinated Loans	$91,569,415	Discounted cash flows (income approach)	Discount Rate	8.51% – 55.00% (16.27%)
	26,739,621	Precedent Transactions	Transaction Value	N/A
	3,321,762	Liquidation Value	Asset Value	N/A
Total	121,630,798
Limited Liability Interests, Warrants, and Common Stock (Private Companies)	3,719,553	Market comparable companies (market approach)	EBITDA multiple	4.00x – 7.25x (5.15x)
	12,975,000	Precedent Transactions	Transaction Value	N/A
	177,500	Liquidation Value	Asset Value	N/A
Total	16,872,053
Warrant (Public Companies)	27,000	Option Pricing Model	Volatility	32.588%
Open Swap Contract	—	Option Pricing Model	Broker Quotes	$212.50/share – $220.00/share ($216.50/share)
Total Level 3 Investments	$138,529,851

(1)	The average values were determined using the weighted average of the fair value of the investments in each investment category.

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
September 30, 2015

Note 9. Fair Value Measurements  – (continued)

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

Note 10. Derivative Financial Instruments

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

Swap contracts — general

The Company may enter into swap contracts, including interest rate swaps, total return swaps, and credit default swaps, as part of its investment strategy, to hedge against unfavorable changes in the value of investments and to protect against adverse movements in interest rates or credit performance with counterparties. Generally, a swap contract is an agreement that obligates two parties to exchange a series of cash flows at specified intervals based upon or calculated by reference to changes in specified prices or rates for a specified notional amount of the underlying assets. The payment flows are usually netted against each other, with the difference being paid by one party to the other. Payments are disclosed as realized gain (loss) on open swap contracts on the Consolidated Statements of Operations. If the payment is a receivable as of the end of the period, it is disclosed as receivable on open swap contract on the Consolidated Statements of Assets and Liabilities.

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
September 30, 2015

Note 10. Derivative Financial Instruments  – (continued)

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

During the year ended June 30, 2015, we funded one synthetic secured loan in the form of a total return swap. More specifically, we purchased 60,000 shares of Granite Ridge Holdings, LLC, a power generation company. We contemporaneously entered into a collateralized swap agreement with another private fund, which posted approximately $10.4 million of cash collateral, whereby we swapped the returns on the shares for a fixed rate of 15.0% on the net loan amount. Under the terms of the swap, the Company expects to receive periodic payments from the counterparty. These periodic payments will be recorded as realized capital gains for accounting purposes in accordance with GAAP. For the three months ended September 30, 2015, $99,656 of realized gain related to the open swap contract was included on the Consolidated Statement of Operations. For the year ended June 30, 2015, $1,081 of realized gain related to the open swap contract was included in the Consolidated Statement of Operations.

Note 11. Subsequent Events

Recent Portfolio Activity

On October 30, 2015, the Company sold its equity interest in West World Media, LLC for total proceeds of $2.2 million.

On October 30, 2015, the senior secured revolving loan with TransAmerican Asset Servicing Group, LLC was repaid with total proceeds of approximately $0.5 million.

Distributions

On November 3, 2015, the Board of Directors declared the following monthly distributions:

Record Date	Payment Date	Per Share Amount
January 29, 2016	February 15, 2016	$0.035
February 29, 2016	March 15, 2016	$0.035
March 31, 2016	April 15, 2016	$0.035

Note 12. Commitments and Contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of September 30, 2015, we had approximately $1.0 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
September 30, 2015

Schedule 12-14

The table below represents the fair value of control and affiliate investments at June 30, 2015 and any amortization, purchases, sales, and realized and net unrealized gain (loss) made to such investments, as well as the ending fair value as of September 30, 2015.

Schedule of Investments in and Advances to Affiliates

Portfolio Company/Type of Investment	Par Amount/ Quantity	Amount of Interest and Dividends Credited in Income	Fair Value at June 30, 2015	Accretion/ Amortization	Purchases	Sales	Realized and Unrealized Gains/Losses	Fair Value at September 30, 2015
Control Investments
Takoda Resources Inc.
Senior Debt/Common Stock(1)	$2,986,718/749	$—	$161,585	$—	$—	$(67,814)	$(14,303)	$79,468
Texas Westchester Financial, LLC
Limited Liability Company Interests(1)	9,278	—	177,500	—	—	(30,000)	—	147,500
The Finance Company, LLC
Senior Debt/Limited Liability Company Interests	$4,195,915/50	189,428	5,006,194	7,938	—	—	(96,332)	4,917,800
TransAmerican Asset Servicing Group, LLC
Senior Debt/Limited Liability Company Interests(1)	$3,658,818/75	—	466,785	—	234,707	(139,136)	(16,956)	545,400
Total Control Investments		$189,428	$5,812,064	$7,938	$234,707	$(236,950)	$(127,591)	$5,690,168
Affiliate Investments
Modular Process Control, LLC
Senior Debt/Warrant(1)	$7,291,977/1	287,797	3,663,827	17,276	696,211	(555,262)	(3,124,572)	697,480
ProGrade Ammo Group, LLC
Senior Debt(1)/Warrants(1)	$6,711,164/181,240	—	2,590,309	—	45,967	—	(473,068)	2,163,208
SOLEX Fine Foods, LLC; Catsmo, LLC
Senior Debt/Limited Liability Company Interests(1)/Warrant(1)	$3,861,696/1/1	128,151	3,832,347	6,404	—	—	(35,366)	3,803,385
US Oilfield Company, LLC
Senior Debt/Warrants(1)	$6,268,740/5	198,510	5,683,338	4,167	3,498,155	(3,003,671)	(1,527,082)	4,654,907
West World Media, LLC
Limited Liability Company Interests(1)	148,326	—	249,451	—	—	—	1,950,549	2,200,000
Total Affiliate Investments		$614,458	$16,019,272	$27,847	$4,240,333	$(3,558,933)	$(3,209,539)	$13,518,980

(1)	Nonincome-producing security.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
September 30, 2015

Schedule 12-14

The table below represents the fair value of control and affiliate investments at June 30, 2014 and any amortization, purchases, sales, and realized and net unrealized gain (loss) made to such investments, as well as the ending fair value as of June 30, 2015.

Portfolio Company/Type of Investment	Par Amount/ Quantity	Amount of Interest and Dividends Credited in Income	Fair Value at June 30, 2014	Accretion/ Amortization	Purchases	Sales	Realized and Unrealized Gains/Losses	Transfer from Control to Non-Control/ Non-Affiliate Investment	Fair Value at June 30, 2015
Control Investments
New Media West, LLC(2)
Senior Debt/Limited Liability Company Interests(4)	$3,811,681	$318,461	$5,666,679	$—	$—	$(1,015,030)	$(4,651,649)	$—	$—
Takoda Resources Inc.
Senior Debt/Common Stock(1)	$3,054,532/749	118,703	2,557,379	—	453,272	(91,568)	(2,757,498)	—	161,585
Texas Westchester Financial, LLC
Limited Liability Company Interests(1)	9,278	—	540,037	—	—	(171,717)	(190,820)	—	177,500
The Finance Company, LLC
Senior Debt/Limited Liability Company Interests(1)	$4,195,915/50	881,110	7,214,905	38,386	—	(967,632)	(1,279,465)	—	5,006,194
TransAmerican Asset Servicing Group, LLC
Senior Debt/Limited Liability Company Interests(1)	$3,563,246/75	183,042	1,560,057	9,714	1,532,467	(977,374)	(1,658,079)	—	466,785
Total Control Investments		$1,501,316	$17,539,057	$48,100	$1,985,739	$(3,223,321)	$(10,537,511)	$—	$5,812,064
Affiliate Investments
General Cannabis Corp.(3)
Common Stock/Warrant(1),(4)	654,409	—	2,356,212	—	113,214	(377,639)	(600,986)	(1,490,801)	—
Modular Process Control, LLC
Senior Debt/Warrant(1)	$7,151,027/1	1,205,914	3,971,110	99,410	2,282,926	(1,911,704)	(777,915)	—	3,663,827
ProGrade Ammo Group, LLC
Senior Debt/Warrants(1)	$6,665,197/ 181,240	4,594	4,133,284	4,594	877,441	(2,305,294)	(119,716)	—	2,590,309
SOLEX Fine Foods, LLC; Catsmo, LLC
Senior Debt/Limited Liability Company Interests(1)/Warrant(1)	$3,861,696/1/1	512,253	3,888,914	27,904	110,000	(148,304)	(46,167)	—	3,832,347
US Oilfield Company, LLC
Senior Debt/Warrants(1)	$5,767,417/3	722,952	—	38,812	18,396,291	(12,714,465)	(37,300)	—	5,683,338
West World Media, LLC
Limited Liability Company Interests(1)	148,326	—	238,897	—	—	—	10,554	—	249,451
Total Affiliate Investments		$2,445,713	$14,588,417	$170,720	$21,779,872	$(17,457,406)	$(1,571,530)	$(1,490,801)	$16,019,272

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
September 30, 2015

(1)	Nonincome-producing security.
(2)	On June 30, 2015, New Media West, LLC transferred from a Control Investment to a Non-Control/Non-Affiliate Investment.
(3)	As of May 13, 2015, General Cannabis Corp. transferred from an Affiliate Investment to a Non-Control/Non-Affiliate Investment. All purchases and sales after May 13, 2015 have been excluded from the purchase and sales columns in the above table. Realized and unrealized gains/losses have been prorated and only the realized and unrealized gains/losses which are attributable to the investment as an Affiliate Investment have been included.
(4)	Investment no longer held as of June 30, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•	an economic downturn could impair our portfolio companies’ ability to continue to operate, which could lead to the loss of some or all of our investments in such portfolio companies;
•	an expiration or contraction of available credit and/or an inability to access the equity markets could impair our lending and investment activities;
•	interest rate volatility could adversely affect our results, particularly if we elect to use leverage as part of our investment strategy;
•	the risks, uncertainties and other factors we identify in “Risk Factors” in our Annual Report on Form 10-K for the period ended June 30, 2015 and elsewhere in this quarterly report on Form 10-Q and in our filings with the SEC.

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

Except as otherwise specified, references to “Full Circle Capital,” the “Company,” “we,” “us” and “our” refer to Full Circle Capital Corporation.

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

We generally seek to invest in lower middle-market and middle-market companies in areas that we believe have been historically under-serviced, especially during and after the 2008/2009 credit crisis. These areas include industries that are outside the focus of mainstream institutions or investors due to required industry-specific knowledge or are too small to attract interest from larger investment funds or other financial institutions. Because we believe there are fewer banks and specialty finance companies focused on lending to these lower middle-market and middle market companies, we believe we can negotiate more favorable terms on our debt investments in these companies than those that would be available for debt investments in comparable larger, more mainstream borrowers. Such favorable terms may include higher debt yields, lower leverage levels, more significant covenant protection and/or greater equity grants than typical of other transactions. We generally seek to avoid competing directly with other capital providers with respect to specific transactions in order to avoid the less favorable terms we believe are typically associated with such competitive bidding processes.

On June 4, 2014, we formed FC Capital Investment Partners (“FCCIP”), a multiple series private fund, for which we serve as the managing member and investment adviser. FCCIP was formed as a Delaware limited liability company and operates under a limited liability company agreement dated June 13, 2014. FCCIP closed its first series on June 17, 2014, raising approximately $5.6 million in capital from investors. FCCIP closed its second series on September 25, 2014, raising approximately $10.0 million in capital from investors. We may co-invest in certain portfolio investments from time to time with one or more series issued by FCCIP where we determine that the aggregate available investment opportunity exceeds what we believe would be appropriate for us to acquire directly, subject to certain conditions. In addition, we expect to receive certain fees or other distributions for FCCIP in connection with the services we provide to each series it may issue. Such fees may include management fees, incentive fees and administration fees and could be offset by expense caps or waivers in the future. During the three months ended September 30, 2015, we recognized $14,682 in net management fee income related to the services performed for FCCIP.

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

Exemptive Relief

On December 4, 2014, we filed an exemptive application with the SEC to permit us to co-invest with funds or entities managed by our investment adviser in certain negotiated transactions where co-investing would otherwise be prohibited under the 1940 Act. On September 23, 2015, we received exemptive relief from the SEC to co-invest with investment funds managed by our investment adviser where doing so is consistent with our investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). Under the terms of the relief permitting us to co-invest with other funds managed by our investment adviser, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies. We may co-invest, subject to the conditions included in the exemptive order we received from the SEC, with one or more funds managed by our investment adviser that have an investment strategy that is similar to or overlaps our investment strategy. We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies.

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

Valuation Techniques

Senior and Subordinated Loans

The Company’s portfolio consists primarily of private debt instruments such as senior and subordinated loans. Investments for which market quotations are readily available (“Level 2 Debt”) are valued using market quotations, which are generally obtained from an independent pricing service or broker-dealers. For other debt investments (“Level 3 Debt”) market quotations are not available and other techniques are used to determine fair value. The Company considers its Level 3 Debt to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 Debt, the Board of Directors considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, the financial condition of the borrower, economic conditions, success and prepayment fees and other relevant factors, both qualitative and quantitative. In the event that a Level 3 Debt instrument is not performing, as defined above, the Company’s Board of Directors will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 Debt instrument.

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

Publicly Traded Common Stock

Publicly traded common stock in an active market (“Level 1 common stock”) is valued based on unadjusted closing prices in active markets for identical Level 1 common stock that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 common stock.

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

The Company’s accounting policy is to not offset fair value amounts recognized for derivative financial instruments. The related assets and liabilities are presented gross in the Consolidated Statements of Assets and Liabilities. Any cash collateral payables or receivables associated with these instruments are not added to or netted against the fair value amounts of the derivative financial instruments.

All derivative financial instruments are carried in assets when amounts are receivable by the Company and in liabilities when amounts are payable by the Company. During the period a contract is open, changes in the value of the contracts are recognized as unrealized appreciation or depreciation to reflect the fair value of the contract at the reporting date. When the contracts settle, mature, terminate, or are otherwise closed, the Company records realized gains or losses equal to the difference between the proceeds from (or cost of) the close-out of the contracts and the original contract price. Additionally, the Company records realized gains (losses) on open swap contracts when periodic payments are received or made at the end of each measurement period.

Fair Value

The Company’s assets measured at fair value on a recurring basis subject to the requirements of ASC Topic 820 at September 30, 2015 and June 30, 2015 were as follows:

As of September 30, 2015 (Unaudited)

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$10,270,000	$115,092,339	$125,362,339
Limited Liability Company Interests, at fair value	—	—	3,149,527	3,149,527
Investments in Warrants, at fair value	—	—	230,844	230,844
Common Stock, at fair value	563,704	—	12,750,000	13,313,704
Open Swap Contract, at fair value	—	—	225,000	225,000
	$563,704	$10,270,000	$131,447,710	$142,281,414

As of June 30, 2015

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$12,275,000	$121,630,798	$133,905,798
Limited Liability Company Interests, at fair value	—	—	1,228,978	1,228,978
Investments in Warrants, at fair value	—	90	2,695,075	2,695,165
Common Stock, at fair value	1,308,818	—	12,975,000	14,283,818
Open Swap Contract, at fair value	—	—	—	—
	$1,308,818	$12,275,090	$138,529,851	$152,113,759

During the three months ended September 30, 2015, there were no transfers in or out of levels. During the year ended June 30, 2015, a portion of the Level 3 General Cannabis Corp. (formerly known as Advanced Cannabis Solutions, Inc.) warrant was converted into Level 1 common stock.

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

Operating Expense Reimbursement

Our investment adviser has agreed to reimburse us for any operating expenses, excluding interest expenses, investment advisory and management fees, and offering expenses that exceed 1.50% of our net assets, beginning with our fiscal quarter ending September 30, 2014 through June 30, 2015. For our fiscal year 2016 and beyond, our investment adviser has agreed to reimburse us for any operating expenses, excluding interest expenses, investment advisory and management fees, and offering expenses, that exceed 1.75% of our net assets. Our investment adviser reimbursed us $275,156 for the three months ended September 30, 2015.

Management Fee and Incentive Fee Waiver

For the periods commencing on April 1, 2015 and ending on June 30, 2015 and commencing on July 1, 2015 and ending on June 30, 2016, Full Circle Advisors has agreed to waive the portion of the base management fees and incentive fees that Full Circle Advisors would otherwise be entitled to receive pursuant to our Investment Advisory Agreement to the extent required in order for us to earn net investment income sufficient to support the distribution payment on the shares of our common stock outstanding on the relevant record date for each monthly distribution as then declared by our board of directors. The determination of the amount to be waived will be finalized as of the end of the fiscal year for each period, with such amounts being accrued on a quarterly basis. Net investment income is defined as net income before net realized gains (losses) and unrealized appreciation (depreciation), in each case, as determined in accordance with GAAP. Full Circle Advisors will not be entitled to recoup any amount of base management fees that it waives pursuant to this agreement. There can be no assurance that Full Circle Advisors will extend the waiver beyond June 30, 2016. For the three months ended September 30, 2015, we incurred $611,929 of base management fees, of which $221,953 was waived.

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

The following is a summary of our investment activity since the completion of our initial public offering. Such amounts are not inclusive of our holdings of United States Treasury Bills.

Time Period	Acquisitions(1) (dollars in millions)	Dispositions(2) (dollars in millions)	Weighted Average Interest Rate of Portfolio at End of Period(3)
For the year ended June 30, 2011	$90.0	$32.6	12.68%
For the year ended June 30, 2012	55.3	38.1	12.93%
For the year ended June 30, 2013	75.1	58.1	12.90%
For the year ended June 30, 2014	132.5	82.3	11.27%
July 1, 2014 through September 30, 2014	36.5	28.7	10.53%
October 1, 2014 through December 31, 2014	28.7	23.2	10.23%
January 1, 2015 through March 31, 2015	24.4	32.1	10.53%
April 1, 2015 through June 30, 2015	47.5	13.9	9.99%
For the year ended June 30, 2015	137.1	97.9	9.99%
July 1, 2015 through September 30, 2015	29.8	32.7	8.93%
Since inception	$519.8	$341.7	N/A

(1)	Includes new deals, additional fundings, refinancings (inclusive of those on revolving credit facilities) and payment in kind “PIK” interest
(2)	Includes scheduled principal payments, prepayments, sales and repayments (inclusive of those on revolving credit facilities)
(3)	For transactions in the secondary market, the interest rate used for the weighted average interest rate reflects the effective yield on the loan at the purchase price. Weighted average interest rate is based upon the stated coupon rate and face value of outstanding debt securities at the measurement date. Debt securities on non-accrual status are included in the calculation and are treated as having 0.00% as their applicable interest rate for purposes of this calculation, unless such debt securities are valued at zero.

At September 30, 2015, the weighted average interest rate of our performing debt investments was 11.03%.

Portfolio Activity for the Three Months Ended September 30, 2015

The primary investment activities for the three months ended September 30, 2015 were fundings and repayments under the revolving credit facilities and the funding of the following loan facilities:

•	On July 1, 2015, the Company issued a $6.0 million mortgage note to 310E53RD, LLC, a real estate holding company.
•	On July 1, 2015, the senior secured credit facility and revolving commitment with Butler Burger Group, LLC, was fully repaid at par plus accrued interest and prepayment fees for total proceeds of $8.6 million.
•	On July 15, 2015, the senior secured credit facility with Medinet Investments, LLC was repaid in full at par plus accrued interest for total proceeds of $0.1 million.
•	On July 17, 2015, the Company purchased $3.0 million of a $175.0 million senior secured term loan to Liquidnet Holdings, Inc., an equities trading platform, at 96.375% of par.
•	On July 31, 2015, the Company purchased an additional $1.0 million of senior secured notes to Lee Enterprises, Incorporated, a daily and weekly newspaper publisher.
•	On September 3, 2015, the senior secured credit facility with GW Power, LLC and Greenwood Fuels WI, LLC was partially repaid for total proceeds of $2.2 million.
•	On September 4, 2015, Blackberry Ltd announced that it has entered into a definitive agreement to acquire Good Technology Corporation for $425 million in cash. Upon closing of the transaction, the Company is expected to receive an $11 million repayment on its first lien notes, which would reflect a 110% redemption on the Company’s initial investment.
•	On September 10, 2015, the Company sold the full $2.0 million of the second lien term loan with GK Holdings, Inc. for total proceeds of $2.0 million plus accrued interest.
•	During the quarter ended September 30, 2015, the Company funded an additional $0.4 million of the senior secured term loan B to U.S. Oilfield Company, LLC, which increased the Company’s total investment to $7.1 million. The Company funded $0.3 million of the increase and the remainder was funded by a third party. The Company also received additional warrants for 2.964% of the class B non-voting shares of U.S. Oilfield Company, LLC.

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio, including our open swap contract, for the three months ended September 30, 2015 and for the year ended June 30, 2015:

	Three Months Ended September 30, 2015 (Unaudited)	Year Ended June 30, 2015
Beginning Investment Portfolio	$152,113,759	$150,190,759
Portfolio Investments Acquired(1)	29,765,923	137,121,602
Amortization and Accretion of Fixed Income Premiums and Discounts	450,363	1,496,851
Portfolio Investments Repaid	(32,716,709)	(97,880,572)
Sales and Maturities of Treasury Securities(2)	—	(25,000,000)
Net Change in Unrealized Gain (Loss) on Investments and Open Swap Contract	(7,460,833)	(6,237,328)
Net Realized Gains (Losses) on Investments and Open Swap Contract	128,911	(7,577,553)
Ending Investment Portfolio	$142,281,414	$152,113,759

(1)	Includes PIK interest.
(2)	U.S. Treasury Securities were purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

During the three months ended September 30, 2015, we recorded net unrealized appreciation (depreciation) of $(7,460,833). This consisted of $(6,354,375) of net unrealized depreciation on debt investments, $(1,331,458) of net unrealized depreciation on equity investments, and $225,000 of net unrealized appreciation on an open swap contract.

Portfolio Classifications

The following table shows the fair value of our portfolio of investments, including our open swap contract, by asset class as of September 30, 2015 and June 30, 2015.

	September 30, 2015 (Unaudited)		June 30, 2015
	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio
Investments:
Senior Secured Loans	$116.3	81.7%	$122.8	80.7%
Subordinated Secured Loans	5.9	4.1	7.9	5.2
Unsecured Notes	3.2	2.3	3.2	2.1
Warrants	0.2	0.1	2.7	1.8
Limited Liability Company Interests	3.2	2.3	1.2	0.8
Common Stock	13.3	9.4	14.3	9.4
Total Investments at Fair Value	142.1	99.9	152.1	100.0
Open Swap Contract:
Total Return Swap	0.2	0.1	—	—
Total Open Swap Contract at Fair Value	$0.2	0.1%	$—	—%

At September 30, 2015, the 31 borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 58% (i.e., each $58 of loan value outstanding is secured by $100 of collateral value). At June 30, 2015, the 32 borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 59% (i.e., each $59 of loan value outstanding is secured by $100 of collateral value).

The following table shows the fair value of our portfolio of investments by industry, as of September 30, 2015 and June 30, 2015. This table does not include our open swap contract.

	September 30, 2015 (Unaudited)		June 30, 2015
	Investments at Fair Value (dollars in millions)	Percentage of Total Investment Portfolio*	Investments at Fair Value (dollars in millions)	Percentage of Total Investment Portfolio
Power Generation	$12.8	9.0%	$13.0	8.5%
Mobile Device Management	11.0	7.7	11.1	7.3
Building Cleaning and Maintenance Services	10.6	7.5	10.7	7.0
Radio Broadcasting	9.5	6.6	9.3	6.1
Appliance Parts Distributor	7.9	5.6	8.0	5.2
Wireless Communications	7.8	5.5	8.0	5.2
Consumer Financing	7.5	5.2	7.9	5.2
Oil and Gas Field Services	6.5	4.5	10.1	6.8
Specialty Pharmaceuticals	5.9	4.2	6.0	3.9
Real Estate Holding Company	5.9	4.1	—	—
Television Programming	5.6	4.0	5.8	3.8
Information and Data Services	5.5	3.9	3.4	2.2
Maritime Security Services	5.5	3.9	6.0	3.9
Hotel Operator	4.2	2.9	4.3	2.8
Gambling Machine Manufacturer	3.9	2.8	3.8	2.5
Grain Mill Products	3.8	2.7	3.3	2.2
Food Distributors and Wholesalers	3.8	2.7	3.8	2.5

	September 30, 2015 (Unaudited)		June 30, 2015
	Investments at Fair Value (dollars in millions)	Percentage of Total Investment Portfolio*	Investments at Fair Value (dollars in millions)	Percentage of Total Investment Portfolio
Biological Products	$3.5	2.5%	$3.4	2.3%
Data Connectivity Service Company	3.2	2.2	3.2	2.1
Electric Services	3.1	2.2	5.2	3.5
Equities Trading Platform	2.9	2.0	—	—
Daily and Weekly Newspaper Publisher	2.8	2.0	2.0	1.3
Internet Advertising	2.2	1.5	2.4	1.6
Munitions	2.2	1.5	2.6	1.7
Outdoor Advertising Services	2.0	1.4	2.0	1.3
Energy Efficiency Services	0.7	0.5	3.6	2.4
Equipment Rental Services	0.6	0.5	0.6	0.4
Non-Residential Property Owner	0.6	0.4	1.3	0.9
Asset Recovery Services	0.5	0.4	0.5	0.3
Geophysical Surveying and Mapping Services	0.1	0.1	0.2	0.1
Real Estate Management Services	—	—	8.5	5.6
IT and Business Skill Training	—	—	2.0	1.3
Medical Liability Claims Factoring	—	—	0.1	0.1
Healthcare Billing and Collections	—	—	—	—
Cable TV/Broadband Services	—	—	—	—
Total	$142.1	100.0%	$152.1	100.0%

*	Total investment portfolio does not include our open swap contract.

Portfolio Grading

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of September 30, 2015, our portfolio had a weighted average grade of 2.97, based upon the fair value of the debt investments in the portfolio. Equity securities and investments in United States Treasury Bills are not graded. This was an increase of 0.01 from the weighted average grade of 2.96 at June 30, 2015.

At September 30, 2015, our debt investment portfolio was graded as follows:

	September 30, 2015 (Unaudited)
Grade	Summary Description	Fair Value	Percentage of Total Portfolio*
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$—	—%
2	The portfolio company is performing above expectations and the risk profile is generally favorable.	21,636,161	15.21
3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	88,838,273	62.44
4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable.	12,122,243	8.52
5	The investment is performing well below expectations and is not anticipated to be repaid in full.	2,765,662	1.94
		$125,362,339	88.11%

*	Total portfolio includes our total investments at fair value and open swap contract at fair value.

At June 30, 2015, our debt investment portfolio was graded as follows:

	June 30, 2015
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$8,516,728	5.60%
2	The portfolio company is performing above expectations and the risk profile is generally favorable.	10,720,287	7.05
3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	98,780,645	64.93
4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable.	9,932,823	6.53
5	The investment is performing well below expectations and is not anticipated to be repaid in full.	5,955,315	3.92
		$133,905,798	88.03%

We expect that a portion of our investments will be in grades 4 or 5 from time to time, and, as such, we will be required to work with portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 4 or 5 may fluctuate from period to period.

Results of Operations

Comparison of the three months ended September 30, 2015 and 2014

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Total	Per Share(1)	Total	Per Share(1)
Total Investment Income	$4,740,622	$0.20	$4,086,624	$0.34
Interest Income(2)	4,194,493	0.18	3,877,599	0.33
Dividend Income	20,647	0.00	—	—
Other Income	525,482	0.02	209,025	0.01
Net Operating Expenses	2,316,406	0.10	2,244,550	0.18
Management Fee	611,929	0.03	572,558	0.05
Incentive Fee	481,777	0.02	389,850	0.03
Total Advisory Fees	1,093,706	0.05	962,408	0.08
Administrative Fees	195,282	0.01	175,677	0.01
Director’s Fees	45,750	0.00	47,946	0.00
Interest Expenses	1,003,829	0.04	1,002,383	0.08
Professional Services Expense	339,552	0.01	219,668	0.02
Bank Fees	8,741	0.00	10,271	0.00
Other	126,655	0.01	108,871	0.01
Management Fee Waiver and Expense Reimbursement	(497,109)	(0.02)	(282,674))	(0.02)
Net Investment Income	2,424,216	0.11	1,842,074	0.16
Net Change in Unrealized Gain (Loss)	(7,460,833)	(0.31)	(2,015,035)	(0.17)
Net Realized Loss	128,911	(0.01)	401,659	0.03

(1)	The basic per share figures noted above are based on a weighted average of 23,175,342 and 11,877,534 shares outstanding for the three months ended September 30, 2015 and September 30, 2014, respectively, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our audited Consolidated Financial Statements.
(2)	Interest income includes PIK interest of $44,520 and $101,614 for the three months ended September 30, 2015 and September 30, 2014, respectively.

Total Investment Income

Total investment income includes interest and dividend income on our investments and other income, which is typically comprised of fee income. Fee income typically consists of administrative fees, prepayment fees, structuring fees and unused line fees.

Total investment income increased from $4,086,624 for the three months ended September 30, 2014 to $4,740,622 for the three months ended September 30, 2015. The increase in investment income was predominantly due to increased interest income and other income. The increase in interest income for the three months ended September 30, 2015 relative to the three months ended September 30, 2014 is primarily due to a larger average investment portfolio. The increase in other income is predominantly due to prepayment fees received as a result of the payoff of Butler Burger Group, LLC.

Total investment income decreased on a per share basis, as interest income decreased from $0.33 per share to $0.18 per share. Other income per share increased from $0.01 per share for the three months ended September 30, 2014 to $0.02 per share for the three months ended September 30, 2015. Per share figures noted above reflect an increase in the weighted average shares outstanding from 11,877,534 to 23,175,342 for the three months ended September 30, 2014 and 2015, respectively; this increase in share count from our rights offering decreased the per share impact of increased total investment income.

Expenses

Net operating expenses increased from $2,244,550 for the three months ended September 30, 2014 to $2,316,406 for the three months ended September 30, 2015. The increase in net operating expenses is primarily due to increased professional services expenses and advisory fees. As we increased our capital base, we were able to fund portfolio growth, which had the effect of increasing management fees as a result of a larger average investment portfolio, and increasing incentive fees due to greater pre-incentive fee net investment income. The increase in professional fees was primarily due to fees for the initial annual audit of the Company’s internal controls over financial reporting. The increase in net operating expenses was partially offset by the management fee waiver and the increase in the expense reimbursement provided by our investment adviser. Refer to Note 5 of our Consolidated Financial Statements for our expense reimbursement policy.

Net operating expenses per share decreased from $0.18 per share for the three months ended September 30, 2014 to $0.10 per share for the three months ended September 30, 2015. This decrease is predominantly related to a decrease of $0.04 per share due to lower interest expense related to reduced borrowings, on a per share basis for the three months ended September 30, 2015. Per share figures noted above reflect an increase in the weighted average shares outstanding from 11,877,534 to 23,175,342 for the three months ended September 30, 2014 and September 30, 2015, respectively; this increase in share count from our rights offering decreased the per share impact of increased net operating expenses.

Net Investment Income

Net investment income increased from $1,842,074 for the three months ended September 30, 2014 to $2,424,216 for the three months ended September 30, 2015. The increase in net investment income for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014 was primarily due to greater interest income from a larger average investment portfolio and increased fee income related to the prepayment fees received as a result of the payoff of Butler Burger Group, LLC. Net investment income also increased due to the management fee waiver and our investment adviser’s reimbursement of certain operating expenses which totaled $497,109 during the three months ended September 30, 2015, as compared to $282,674 for the three months ended September 30, 2014. The increase in interest income was partially offset by greater management and incentive fees resulting from a larger portfolio and greater pre-incentive fee net investment income during the period.

Net investment income per share decreased from $0.16 per share for the three months ended September 30, 2014 to $0.11 per share for the three months ended September 30, 2015. Per share figures noted above reflect an increase in the weighted average shares outstanding from 11,877,534 to 23,175,342 for the three months ended September 30, 2014 as compared to the three months ended September 30, 2015. This increase in share count from our rights offering decreased the per share impact of increased net investment income.

Realized Gain (Loss) on Investments

Realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs.

During the three months ended September 30, 2015, we recorded net realized gains of $128,911, primarily in connection with the proceeds of $99,656 received from the Reef Road open swap contract, the gain on the sale of General Cannabis Corp. common stock for $73,826 and the partial repayment of the term loan to PEAKS Trust 2009-1 for $51,367. This was partially offset by a loss on the full payoff of Medinet Investments, LLC of $86,230.

During the three months ended September 30, 2014, we recorded a realized gain of $401,659, primarily in connection with a gain on the partial prepayment of PEAKS Trust 2009-1 of $409,313.

Change in Unrealized Gain (Loss) on Investments

Net unrealized appreciation or depreciation recorded on investments is the net change in the fair value of our investment portfolio during the reporting period, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized. See “Critical Accounting Policies — Change in Unrealized Gain (Loss) on Investments.”

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

Net change in unrealized appreciation (depreciation) on investments and open swap contract was $(7,460,833) for the three months ended September 30, 2015 compared to $(2,015,035) for the three months ended September 30, 2014. The following table summarizes the significant changes in unrealized appreciation (depreciation) of the Company’s investment portfolio, including our open swap contract, for the three months ended September 30, 2015 by portfolio company.

Portfolio Company	Change in Unrealized Appreciation (Depreciation)	September 30, 2015 (Unaudited)			June 30, 2015
		Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)
Modular Process Control, LLC	$(3,124,573)	$7,436,694	$697,480	$(6,739,214)	$7,278,468	$3,663,827	$(3,614,641)
US Shale Solutions, Inc.	(2,610,090)	6,642,071	1,845,000	(4,797,071)	6,642,071	4,455,090	(2,186,981)
US Oilfield Company, LLC	(1,527,080)	6,219,288	4,654,907	(1,564,381)	5,720,639	5,683,338	(37,301)
General Cannabis Corp.	(645,791)	415,771	563,704	147,933	515,094	1,308,818	793,724
West World Media, LLC	1,950,549	430,500	2,200,000	1,769,500	430,500	249,451	(181,049)
Other(1)	(1,503,848)	148,680,067	132,320,323	(16,359,744)	151,609,131	136,753,235	(14,855,896)
Totals	$(7,460,833)	$169,824,391	$142,281,414	$(27,542,977)	$172,195,903	$152,113,759	$(20,082,144)

(1)	Other represents all remaining investments.

Liquidity and Capital Resources

At September 30, 2015, we had investments in debt securities of 31 companies, totaling approximately $125.4 million at fair value, equity investments in 17 companies, totaling approximately $16.7 million at fair value, and an open swap contract with 1 company, held at approximately $0.2 million at fair value. The debt investment amount includes approximately $44,520 in accrued PIK interest earned for the three months ended September 30, 2015, and $446,905, cumulatively, which is added to the carrying value of our investments.

For the three months ended September 30, 2015, cash used in operating activities, consisting primarily of net purchases of investments and the items described in “Results of Operations,” was approximately $8.6 million, reflecting the purchases and repayments of investments, net investment income resulting from operations, offset by non-cash income related to OID income, changes in working capital and accrued interest receivable. Net cash provided by purchases and sales of investments was approximately $2.8 million, reflecting additional investments of $29.8 million, offset by principal repayments of $32.6 million.

As of September 30, 2015, we had $9.0 million outstanding under our senior secured credit facility (the “Credit Facility”) with Santander Bank, N.A. (“Santander Bank”), as administrative agent. On November 6, 2013, the Company increased the size of the Credit Facility from $32.5 million to $45.0 million. On September 12, 2014, the Company entered into an amendment to our Credit Facility with Santander Bank to give the Company the option to increase the size of the facility from $45.0 million to $60.0 million and to provide additional criteria for eligibility of loans under the borrowing base under the credit facility. The Company has not exercised its option to expand the Credit Facility as of September 30, 2015. In addition, as of September 30, 2015, the Company had $33.6 million in Notes Payable outstanding.

As a business development company, we generally have an ongoing need to raise additional capital for investment purposes. As a result, we expect, from time to time, to access the debt and equity markets when we believe it is necessary and appropriate to do so. In this regard, we continue to explore various options for obtaining additional debt or equity capital for investments. This may include expanding or extending our Credit Facility, or the issuance of additional shares of our common stock, possibly at prices below our then current net asset value per share pursuant to a proposal, approved by our stockholders at our most recent Special Meeting of Stockholders, authorizing us to sell shares of our common stock below its then current net asset value per share in one or more offerings for a period of one year or, if earlier, the date of our next Annual Meeting of Shareholders. We would need similar future approval from our stockholders to issue shares below the then current net asset value per share any time after the expiration of the current approval. We are currently not seeking such approval. If we are unable to obtain leverage or raise equity capital on terms that are acceptable to us, our ability to grow our portfolio will be substantially impacted.

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

Share Repurchase Program

On April 7, 2014, the Board of Directors authorized a share repurchase program which provides for the purchase of up to 1 million shares of outstanding common stock to be implemented at the discretion of our management team. On August 26, 2015, the Board of Directors authorized the purchase of an additional 1 million shares to provide for the purchase of up to 2 million shares of the outstanding common stock as part of the share repurchase program. Under the repurchase program, we may, but are not obligated to, repurchase our outstanding common stock in the open market from time to time. The timing and number of shares to be repurchased in the open market will depend on a number of factors, including market conditions and alternative investment opportunities. In addition, any repurchases will be conducted in accordance with the 1940 Act. For the quarter ended September 30, 2015, the Company repurchased 472,407 shares under the share repurchase program at the weighted average price of $3.19 per share. As of November 9, 2015, the Company has repurchased an aggregate of 763,187 shares under the share repurchase program at the weighted average price of $3.17 per share, resulting in $2.4 million of cash paid, under the program since September 17, 2015.

Contractual Obligations

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Credit Facility(1)	$9.0	$9.0	$—	$—	$—
Notes	33.6	—	—	33.6	—
Total	$42.6	$9.0	$—	$33.6	$—

(1)	On September 12, 2014, the Company entered into an amendment to our Credit Facility with Santander Bank, N.A. to give the Company the option to increase the size of the facility from $45.0 million to $60.0 million and to provide additional criteria for eligibility of loans under the borrowing base under the credit facility. The Company has not exercised its option to expand the facility as of September 30, 2015. At September 30, 2015, $36.0 million remained unused under the Credit Facility.

In addition to the contractual obligations set forth above, we have certain obligations with respect to the investment advisory and administration services we receive. See “Overview.” We incurred fees of $1,093,706 for investment advisory services and $195,282 for administrative services for the three months ended September 30, 2015.

As of September 30, 2015, we had approximately $1.0 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.

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

The Credit Facility matures on June 3, 2016 and bears interest based on a tiered rate structure, depending upon utilization, ranging from LIBOR (one month, two month or three month, depending on our option) plus 3.25% to 4.00% per annum, or from Santander Bank’s prime rate plus 1.25% to 2.00% per annum, based on our election. In addition, a fee of 0.50% per annum is charged on unused amounts under the Credit Facility. The Credit Facility is secured by all of our assets. Under the Credit Facility, we have made certain customary representations and warranties, and are required to comply with various covenants, reporting requirements and other customary requirements, including a minimum balance sheet leverage ratio, for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature. On November 6, 2013, the Company increased the size of its Credit Facility with Santander Bank from $32.5 million to $45.0 million. On September 12, 2014, the Company entered into an amendment to our Credit Facility with Santander Bank to give the Company the option to increase the size of the facility from $45.0 million to $60.0 million and to provide additional criteria for eligibility of loans under the borrowing base under the credit facility. The Company has not exercised its option to expand the Credit Facility as of September 30, 2015.

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

The Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. We may repurchase the Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the Indenture. As of September 30, 2015, we had not repurchased any of the Notes in the open market.

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

Date Declared	Record Date	Payment Date	Amount
Total Fiscal 2011			$0.751
Total Fiscal 2012			$0.918
Total Fiscal 2013			$0.924
Total Fiscal 2014			$0.864
Fiscal 2015:
May 2, 2014	July 31, 2014	August 15, 2014	$0.067
May 2, 2014	August 29, 2014	September 15, 2014	0.067
May 2, 2014	September 30, 2014	October 15, 2014	0.067
September 8, 2014	October 31, 2014	November 14, 2014	0.067
September 8, 2014	November 28, 2014	December 15, 2014	0.067
September 8, 2014	December 31, 2014	January 15, 2015	0.067
November 3, 2014	January 30, 2015	February 13, 2015	0.067
November 3, 2014	February 27, 2015	March 13, 2015	0.067
November 3, 2014	March 31, 2015	April 15, 2015	0.067
February 20, 2015	April 30, 2015	May 15, 2015	0.035
February 20, 2015	May 29, 2015	June 15, 2015	0.035
February 20, 2015	June 30, 2015	July 15, 2015	0.035
Total (2015)			$0.708
Fiscal 2016:
May 5, 2015	July 31, 2015	August 14, 2015	$0.035
May 5, 2015	August 31, 2015	September 15, 2015	0.035
May 5, 2015	September 30, 2015	October 15, 2015	0.035
August 4, 2015	October 30, 2015	November 13, 2015	0.035
August 4, 2015	November 30, 2015	December 15, 2015	0.035
August 4, 2015	December 31, 2015	January 15, 2016	0.035
November 3, 2015	January 29, 2016	February 15, 2016	0.035
November 3, 2015	February 29, 2016	March 15, 2016	0.035
November 3, 2015	March 31, 2016	April 15, 2016	0.035
Total 2016 to date			$0.315

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Investment Advisory Agreement with Full Circle Advisors. John E. Stuart, our Chairman, and Gregg J. Felton, our Chief Executive Officer and President, are both managing members of, and have financial and controlling interests in, Full Circle Advisors.
•	We have entered into the Administration Agreement with Full Circle Service Company. Pursuant to the terms of the Administration Agreement, Full Circle Service Company provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. Mr. Stuart, our Chairman, and Mr. Felton, our Chief Executive Officer and President, are managing members of, and have financial and controlling interests in, Full Circle Service Company. Our Chief Financial Officer, Michael J. Sell, is the Vice President of Full Circle Service Company.
•	We have entered into a license agreement with Full Circle Advisors, pursuant to which Full Circle Advisors has agreed to grant us a non-exclusive, royalty-free license to use the name “Full Circle.”

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

Recent Developments

Recent Portfolio Activity

On October 30, 2015, the Company sold its equity interest in West World Media, LLC for total proceeds of $2.2 million.

On October 30, 2015, the senior secured revolving loan with TransAmerican Asset Servicing Group, LLC was repaid with total proceeds of approximately $0.5 million.

Distribution

On November 3, 2015, the Board of Directors declared the following monthly distributions:

Record Date	Payment Date	Per Share Amount
January 29, 2016	February 15, 2016	$0.035
February 29, 2016	March 15, 2016	$0.035
March 31, 2016	April 15, 2016	$0.035
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2015, 10 debt investments in our portfolio bore interest at a fixed rate, and the remaining 30 debt investments were at variable rates, representing approximately $36.3 million and $89.1 million in principal debt, respectively. The variable rates are based upon LIBOR.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying Prime Rate or LIBOR, and no other change in our portfolio as of September 30, 2015. We have also assumed outstanding floating rate borrowings by the Company of $9.0 million. See the below table for the effect the rate changes would have on net investment income.

LIBOR or Prime Rate Increase (Decrease)	Increase (decrease) of Net Investment Income (in millions)
3.00%	$1.9
2.00%	$1.1
1.00%	$0.4
(1.00)%	$(0.0)
(2.00)%	$(0.0)
(3.00)%	$(0.1)

Although management believes that this analysis is indicative of our existing interest rate sensitivity at September 30, 2015, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

As of September 30, 2015, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes during the three months ended September 30, 2015 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of equity securities during the three months ended September 30, 2015.

Issuer Purchases of Equity Securities

For the quarter ended September 30, 2015, as a part of our dividend reinvestment plan for our common stockholders, we purchased 24,669 shares of our common stock for an average price of approximately $3.41 per share in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines repurchases of our common stock during the quarter ended September 30, 2015.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 2015	15,012	$3.55	—	—
August 2015	4,805	$3.23	—	—
September 2015	4,852	$3.17	—	—
Total	24,669	$3.41	—	—

For the quarter ended September 30, 2015, the Company repurchased 472,407 shares under the share repurchase program at the weighted average price of $3.19 per share. As of November 9, 2015, the Company has repurchased an aggregate of 763,187 shares under the share repurchase program at the weighted average price of $3.17 per share, resulting in $2.4 million of cash paid, under the program since September 17, 2015.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement(2)
3.2	Amended and Restated Bylaws(9)
4.1	Form of Common Stock Certificate(1)
4.2	Form of Note Agreement for Distribution Notes(1)
4.3	Indenture, dated as of June 3, 2013(6)
4.4	Form of First Supplemental Indenture(7)
4.5	Form of Global Note (included as Exhibit A to the Form of First Supplemental Indenture)(7)
10.1	Amended and Restated Dividend Reinvestment Plan(13)
10.2	Investment Advisory Agreement by and between Registrant and Full Circle Advisors, LLC(1)
10.3	Administration Agreement by and between Registrant and Full Circle Service Company, LLC(1)
10.4	Credit Agreement by and among Registrant, Sovereign Bank, N.A., as agent, and the lenders party thereto, dated as of June 3, 2013(5)
10.5	First Amendment to Credit Agreement by and between Registrant and Sovereign Bank, N.A., as agent, dated as of September 25, 2013.(10)
10.6	Second Amendment to Credit Agreement by and between Registrant, Santander Bank, N.A. (formerly known as Sovereign Bank, N.A.), as agent, and the lenders party thereto, dated as of November 6, 2013(11)
10.7	Third Amendment to Credit Agreement by and between Registrant, Santander Bank, N.A. (formerly known as Sovereign Bank, N.A.), as agent, and the lenders party thereto, dated as of September 12, 2014.(12)
10.8	Pledge Agreement by Registrant in favor of Sovereign Bank, N.A., as agent, dated as of June 3, 2013(5)
10.9	Security Agreement by Registrant in favor of Sovereign Bank, N.A., as agent, dated as of June 3, 2013(5)
10.10	Form of Indemnification Agreement by and between Registrant and each of its directors(1)
10.11	Trademark License Agreement by and between Registrant and Full Circle Advisors, LLC(1)
10.12	Form of Purchase and Sale Agreement by and between Registrant, Full Circle Partners, LP, Full Circle Fund, Ltd., Full Circle Offshore, LLC, and FCC, LLC d/b/a First Capital(2)
11	Computation of Per Share Earnings (included in the Consolidated Financial Statements contained in this report)
14.1	Code of Ethics(8)
14.2	Code of Business Conduct(8)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-166302) filed on August 5, 2010.
(2)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File No. 333-166302) filed on August 26, 2010.
(3)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-180321) filed on July 13, 2012.
(4)	Incorporated by reference to the Registrant’s registration statement on Form N-2 (File No. 333-187207) filed on March 12, 2013.
(5)	Incorporated by reference to Registrant’s current report on Form 8-K (File No. 814-00809) filed on June 4, 2013.
(6)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 1 (File No. 333-188280) filed on June 11, 2013.
(7)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-188280) filed on June 19, 2013.
(8)	Incorporated by reference to Registrant’s annual report on form 10-K (File No. 814-00809) filed on September 13, 2013.
(9)	Incorporated by reference to Registrant’s current report on Form 8-K (Item 5.03) (File No. 814-00809) filed on November 7, 2013.
(10)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q (File No. 814-00809) filed on November 7, 2013.
(11)	Incorporated by reference to Registrant’s current report on Form 8-K (Items 1.01, 2.03 and 9.01) (File No. 814-00809) filed on November 7, 2013.
(12)	Incorporated by reference to Registrant’s current report on Form 8-K (Items 1.01, 2.03 and 9.01) (File No. 814-00809) filed on September 15, 2014.
(13)	Incorporated by reference to Registrant’s registration statement on Form N-2 (File No. 333-198737) filed on September 15, 2014.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULL CIRCLE CAPITAL CORPORATION
Date: November 9, 2015	/s/ Gregg J. Felton Gregg J. Felton, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the dates indicated.

Date: November 9, 2015	/s/ Michael J. Sell Michael J. Sell, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)