Form 10-Q
period 2015-12-31
Full Circle Capital Corp
filed 2016-02-16
CIK 1490013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of February 16, 2016 was 22,472,243.

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

		December 31, 2015	June 30, 2015
		(Unaudited)
Assets
Control Investments at Fair Value (Cost of $4,744,935 and $11,409,596, respectively)		$5,026,820	$5,812,064
Affiliate Investments at Fair Value (Cost of $24,200,577 and $24,434,726, respectively)		9,254,356	16,019,272
Non-Control/Non-Affiliate Investments at Fair Value (Cost of $118,425,234 and $136,351,581, respectively)		110,181,564	130,282,423
Total Investments at Fair Value (Cost of $147,370,746 and $172,195,903, respectively)	(NOTE 9)	124,462,740	152,113,759
Cash		3,733,719	3,736,563
Receivable from Swap Counterparty	(NOTE 10)	1,320,000	—
Interest Receivable		2,201,494	1,903,606
Principal Receivable		135,499	23,287
Distributions Receivable		—	15,141
Due from Affiliates		224,253	605,749
Due from Portfolio Investments		155,691	180,300
Receivable on Open Swap Contract		35,719	1,081
Prepaid Expenses		184,767	66,105
Other Assets		26,447	1,483,578
Deferred Offering Expenses		367,807	328,168
Deferred Credit Facility Fees	(NOTE 8)	122,434	267,645
Total Assets		132,970,570	160,724,982
Liabilities
Open Swap Contract, at Fair Value	(NOTE 10)	1,650,000	—
Due to Affiliates	(NOTE 5)	1,104,327	1,052,489
Accrued Liabilities		142,944	179,378
Deposit from Swap Counterparty		11,700,000	10,380,000
Payable for Investments Acquired		—	15,020,000
Distributions Payable		786,529	813,240
Interest Payable		—	57,605
Other Liabilities		157,084	305,957
Accrued Offering Expenses		1,200	7,258
Notes Payable 8.25% due June 30, 2020 (plus unamortized premium of $146,938 and $158,504 and less deferred debt issuance costs of $753,860 and $833,541, respectively)	(NOTE 8)	33,038,603	32,970,488
Total Liabilities		48,580,687	60,786,415
Commitments and contingencies	(NOTE 12)	—	—
Net Assets		$84,389,883	$99,938,567
Components of Net Assets
Common Stock, par value $0.01 per share (100,000,000 authorized; 22,472,243 and 23,235,430 issued and outstanding, respectively)		$224,722	$232,354
Paid-in Capital in Excess of Par		130,072,314	132,487,067
Distributions in Excess of Net Investment Income		(119,318)	(119,318)
Accumulated Net Realized Losses		(21,229,829)	(12,579,392)
Accumulated Net Unrealized Losses		(24,558,006)	(20,082,144)
Net Assets		$84,389,883	$99,938,567
Net Asset Value Per Share		$3.76	$4.30

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended December 31,		Six Months Ended December 31,
		2015	2014	2015	2014
Investment Income
Interest Income from Non-Control/Non-Affiliate Investments		$3,228,102	$3,367,613	$6,639,356	$6,175,544
Interest Income from Affiliate Investments		335,984	665,621	950,442	1,206,181
Interest Income from Control Investments		160,844	433,638	329,625	962,746
Dividend Income from Control Investments		—	—	20,647	—
Other Income from Non-Control/Non-Affiliate Investments		1,080,304	408,586	1,576,823	584,591
Other Income from Affiliate Investments		1,600	5,822	3,381	15,292
Other Income from Control Investments		12,500	12,500	25,000	25,000
Other Income from Non-Investment Sources	(NOTE 5)	9,999	18,440	24,681	29,490
Total Investment Income		4,829,333	4,912,220	9,569,955	8,998,844
Operating Expenses
Management Fee		548,857	581,329	1,160,786	1,153,887
Incentive Fee		534,585	526,242	1,016,362	916,092
Total Advisory Fees	(NOTE 5)	1,083,442	1,107,571	2,177,148	2,069,979
Allocation of Overhead Expenses		60,884	36,962	108,022	73,517
Sub-Administration Fees		66,891	66,595	138,729	129,804
Officers’ Compensation		76,307	75,913	152,613	151,826
Total Costs Incurred Under Administration Agreement	(NOTE 5)	204,082	179,470	399,364	355,147
Directors’ Fees		38,750	40,750	84,500	88,696
Interest Expenses	(NOTE 8)	974,500	1,177,094	1,978,329	2,179,477
Professional Services Expense		213,973	139,926	553,525	359,594
Bank Fees		7,060	10,918	15,801	21,189
Other		169,186	151,523	295,841	260,394
Total Gross Operating Expenses		2,690,993	2,807,252	5,504,508	5,334,476
Management Fee Waiver and Expense Reimbursement	(NOTE 5)	(223,384)	(248,373)	(720,493)	(531,047)
Total Net Operating Expenses		2,467,609	2,558,879	4,784,015	4,803,429
Net Investment Income		2,361,724	2,353,341	4,785,940	4,195,415
Net Change in Unrealized Gain (Loss) on:
Investments		4,859,971	(7,624,759)	(2,825,862)	(9,639,794)
Open Swap Contract		(1,875,000)	—	(1,650,000)	—
Net Change in Unrealized Gain (Loss)		2,984,971	(7,624,759)	(4,475,862)	(9,639,794)
Net Realized Gain (Loss) on:
Non-Control/Non-Affiliate Investments		(4,542,001)	(1,131,014)	(4,459,640)	(728,107)
Affiliate Investments		1,712,323	—	1,712,323	—
Control Investments		(6,052,901)	(170,438)	(6,106,007)	(170,438)
Open Swap Contract		103,332	—	202,988	—
Foreign Currency Transactions		(101)	—	(101)	(1,248)
Net Realized Gain (Loss)		(8,779,348)	(1,301,452)	(8,650,437)	(899,793)
Net Increase (Decrease) in Net Assets Resulting from Operations		$(3,432,653)	$(6,572,870)	$(8,340,359)	$(6,344,172)
Earnings (Loss) per Common Share Basic and Diluted	(NOTE 4)	$(0.15)	$(0.55)	$(0.36)	$(0.53)
Net Investment Income per Common Share Basic and Diluted		$0.11	$0.19	$0.21	$0.35
Weighted Average Shares of Common Stock Outstanding Basic and Diluted		22,527,816	11,949,034	22,851,579	11,913,284

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	Six Months Ended December 31, 2015	Six Months Ended December 31, 2014
Increase (Decrease) in Net Assets Resulting from Operations:
Net Investment Income	$4,785,940	$4,195,415
Net Change in Unrealized Gain (Loss) on Investments and Open Swap Contract	(4,475,862)	(9,639,794)
Net Realized Gain (Loss) on:
Investments and Open Swap Contract	(8,650,336)	(898,545)
Foreign Currency Transactions	(101)	(1,248)
Net Realized Gain (Loss)	(8,650,437)	(899,793)
Net Increase (Decrease) in Net Assets Resulting from Operations	(8,340,359)	(6,344,172)
Dividends from Net Investment Income	(4,785,940)	(4,195,415)
Distributions from Other Sources	—	(608,097)
Net Decrease in Net Assets Resulting from Distributions	(4,785,940)	(4,803,512)
Capital Share Transactions:
Repurchase of Common Stock Under Share Repurchase Program	(2,422,385)	—
Issuance of Common Stock	—	3,744,400
Less Offering Costs and Underwriting Fees	—	(37,775)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(2,422,385)	3,706,625
Total Increase (Decrease) in Net Assets	(15,548,684)	(7,441,059)
Net Assets at Beginning of Period	99,938,567	72,980,277
Net Assets at End of Period	$84,389,883	$65,539,218
Capital Share Activity:
Shares Repurchased Under Share Repurchase Program	(763,187)	—
Shares Issued	—	506,000
Shares Outstanding at Beginning of Period	23,235,430	11,443,034
Shares Outstanding at End of Period	22,472,243	11,949,034

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended December 31, 2015	Six Months Ended December 31, 2014
Cash Flows from Operating Activities:
Net Increase (Decrease) in Net Assets Resulting from Operations	$(8,340,359)	$(6,344,172)
Adjustments to Reconcile Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Purchases of Investments	(49,822,834)	(64,942,614)
Increase in Investments Due to PIK	(56,492)	(202,235)
Proceeds from Sale or Refinancing of Investments and Open Swap Contract	66,972,203	76,884,209
Net Realized (Gain) Loss on:
Investments and Open Swap Contract	8,650,336	898,545
Foreign Currency Transactions	101	1,248
Net Change in Unrealized (Gain) Loss on Investments and Open Swap Contract	4,475,862	9,639,794
Amortization and Accretion of Fixed Income Premiums and Discounts	(918,157)	(547,966)
Amortization and Accretion of Deferred Debt Issuance Premiums and Costs	68,115	18,396
Amortization of Deferred Credit Facility Fees	145,211	131,705
Change in Operating Assets and Liabilities
Receivable from Swap Counterparty	(1,320,000)	—
Deposit with Broker	—	2,525,000
Interest Receivable	(297,888)	(1,125,223)
Principal Receivable	(112,212)	173,180
Distributions Receivable	15,141	—
Due from Affiliates	381,496	(335,649)
Due from Portfolio Investments	24,609	(46,114)
Receivable on Open Swap Contract	(34,638)	—
Prepaid Expenses	(118,662)	(103,481)
Other Assets	1,457,131	(39,935)
Due to Affiliates	51,838	219,122
Accrued Liabilities	(36,434)	(42,589)
Deposit from Swap Counterparty	1,320,000	—
Due to Broker	—	(25,000,221)
Payable for Investments Acquired	(15,020,000)	(24,900,172)
Interest Payable	(57,605)	73,810
Other Liabilities	(148,873)	(273,379)
Net Cash Provided by (Used in) Operating Activities	7,277,889	(33,338,741)
Cash Flows from Financing Activities:
Bank Overdraft	—	(821,316)
Borrowings Under Credit Facility	101,392,335	146,085,449
Payments Under Credit Facility	(101,392,335)	(120,703,080)
Distributions Paid to Shareholders	(4,812,651)	(4,769,610)
Deferred Credit Facility Fees	—	(93,122)
Payment of Offering Expenses and Underwriting Fees	(45,697)	(196,064)
Proceeds from Notes Payable	—	12,687,500
Proceeds from Issuance of Common Stock	—	3,744,400
Payment for Repurchase of Common Stock Under Share Repurchase Program	(2,422,385)	—
Net Cash Provided by (Used in) Financing Activities	(7,280,733)	35,934,157
Total Increase (Decrease) in Cash	(2,844)	2,595,416
Cash Balance at Beginning of Period	3,736,563	—
Cash Balance at End of Period	$3,733,719	$2,595,416
Supplemental Disclosures of Non-Cash Financing Activities:
Distributions Declared, Not Yet Paid	$786,529	$800,585
Accrued Offering Expenses	$1,200	$20,689
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$1,822,608	$1,955,566

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)
December 31, 2015

Description and Industry(1)	Type of Investment(2)		Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Control Investments(3)
Texas Westchester Financial, LLC Consumer Financing	Limited Liability Company Interestsˆ		9,278	$408,606	$130,000	0.16%
The Finance Company, LLC Consumer Financing	Senior Secured Term Loan, 15.00% (one month LIBOR plus 14.25%, 15.00% floor), 9/30/2016		$4,195,915	4,195,915	4,094,793	4.85%
	Limited Liability Company Interests		50	140,414	802,027	0.95%
				4,336,329	4,896,820	5.80%
Total Control Investments				4,744,935	5,026,820	5.96%
Affiliate Investments(4)
Modular Process Control, LLC Energy Efficiency Services	Senior Secured Revolving Loan, 14.50% (one month LIBOR plus 13.50%, 14.50% floor), 3/28/2017(6)		$1,068,959	1,065,740	800,000	0.95%
	Senior Secured Term Loan, 15.50% (one month LIBOR plus 14.50%, 15.50% floor), 3/28/2017	(6)	$4,900,000	4,759,936	—	—%
	Senior Secured Term Loan – Tranche 2, 18.00% (one month LIBOR plus 17.00%, 18.00% floor), 3/28/2017(6),**		$1,009,636	1,009,636	—	—%
	Warrant for 14.50% of the outstanding Class B LLC Interests (at a $0.01 strike price), expires 3/28/2023ˆ		1	288,000	—	—%
				7,123,312	800,000	0.95%
ProGrade Ammo Group, LLC Munitions	Senior Secured Revolving Loan, 9.25% (one month LIBOR plus 9.00%, 9.20% floor), 3/30/2016(6),ˆ		$1,868,568	1,868,568	1,131,980	1.34%
	Senior Secured Term Loan, 16.25% (one month LIBOR plus 16.00%, 16.20% floor), 3/30/2016(6),ˆ		$4,843,750	4,843,750	—	—%
	Warrants for 19.9% of the outstanding LLC interests (at a $10.00 strike price), expire 8/2/2018ˆ		181,240	176,770	—	—%
				6,889,088	1,131,980	1.34%
SOLEX Fine Foods, LLC; Catsmo, LLC Food Distributors and Wholesalers	Senior Secured Term Loan, 12.39% (one month LIBOR plus 12.14%), 12/28/2016		$3,861,696	3,828,923	3,817,287	4.52%
	Limited Liability Company Interestsˆ,(5)		1	290,284	—	—%
	Warrant for 1.6% of the outstanding LLC interests (strike price $0.01), expires 12/31/2022ˆ,(5)		1	58,055	—	—%
				4,177,262	3,817,287	4.52%
US Oilfield Company, LLC Oil and Gas Field Services	Senior Secured Revolving Loan, 12.75% (one month LIBOR plus 12.50%), 8/13/2017		$522,174	522,174	522,174	0.62%
	Senior Secured Term Loan A, 12.75% (one month LIBOR plus 12.50%), 8/13/2017		$854,167	848,324	460,481	0.55%
	Senior Secured Term Loan B, 12.75% (one month LIBOR plus 12.50%), 8/13/2017		$4,678,972	4,640,417	2,522,434	2.99%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) (Continued)
December 31, 2015

Description and Industry(1)	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Affiliate Investments (continued)
	Warrant for 7.625% of the outstanding Class A voting LLC interests (strike price $0.01), expires 8/13/2024ˆ	1	$—	$—	—%
	Warrants for 4.788% of the outstanding Class B non-voting LLC interests (strike price $0.01), expire 8/13/2024ˆ	4	—	—	—%
			6,010,915	3,505,089	4.16%
Total Affiliate Investments			24,200,577	9,254,356	10.97%
Other Investments
310E53RD, LLC Real Estate Holding Company	Senior Secured Term Loan, 10.25% (one month LIBOR plus 10.00%, 10.15% floor, 16.00% cap) 7/1/2017	$6,000,000	5,905,014	5,905,014	7.00%
Ads Direct Media, Inc. Internet Advertising	Senior Secured Term Loan, 13.50% (one month LIBOR plus 13.00%, 13.50% floor) 10/9/2017,(6)	$1,963,927	1,950,195	443,667	0.53%
	Warrant for 3.25% of outstanding LLC interests (strike price $0.01) expires 10/9/2024ˆ	1	—	—	—%
			1,950,195	443,667	0.53%
AP Gaming I, LLC Gambling Machine Manufacturer	Senior Secured Term Loan, 9.25% (one month LIBOR plus 8.25%, 9.25% floor) 12/20/2020	$3,969,620	3,932,873	3,840,608	4.55%
Aptean, Inc Enterprise Software Company	Unfunded Revolving Loan, 11.00%, 2/26/2019(7)	$7,500,000	(811,393)	(811,393)	(0.96)%
Attention Transit Advertising Systems, LLC Outdoor Advertising Services	Senior Secured Term Loan, 11.50%, 9/30/2016	$1,799,260	1,799,260	1,906,676	2.26%
Background Images, Inc. Equipment Rental Services	Senior Secured Term Loan – Term A, 14.75% (one month LIBOR plus 14.50%), 9/1/2016(6)	$121,127	121,127	136,303	0.16%
	Senior Secured Term Loan – Term B, 16.50% (one month LIBOR plus 16.25%), 9/1/2016(6)	$446,465	446,465	455,037	0.54%
			567,592	591,340	0.70%
Bioventus, LLC Specialty Pharmaceuticals	Subordinated Secured Term Loan, 11.00% (one month LIBOR plus 10.00%, 11.00% floor), 4/10/2020	$6,000,000	5,949,196	5,880,000	6.97%
Davidzon Radio, Inc. Radio Broadcasting	Senior Secured Term Loan, 11.00% (one month LIBOR plus 10.00%, 11.00% floor), 3/31/2020	$10,529,852	8,822,740	9,339,277	11.07%
Fuse, LLC Television Programming	Senior Secured Note, 10.375%, 7/1/2019	$7,000,000	7,036,716	5,285,000	6.26%
GC Pivotal, LLC Data Connectivity Services Company	Unsecured Notes, 11.00%, 12/31/2020	$3,164,000	3,171,430	3,110,423	3.69%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) (Continued)
December 31, 2015

Description and Industry(1)	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Other Investments (continued)
General Cannabis Corp. Non-Residential Property Owner	Common Stockˆ	492,853	$411,940	$256,333	0.30%
Granite Ridge Energy, LLC Power Generation	Common Stockˆ	60,000	12,975,000	14,625,000	17.33%
GW Power, LLC and Greenwood Fuels WI, LLC Electric Services	Senior Secured Term Loan, 12.25% (one month LIBOR plus 12.00%, 12.16% floor), 3/31/2016	$2,820,388	2,815,871	2,810,799	3.33%
Infinite Aegis Group, LLC Healthcare Billing and Collections	Warrant for 2.0% of the outstanding LLC interests (at a $0.01 strike price), expires 8/1/2023ˆ	1	107,349	—	—%
JN Medical Corporation Biological Products	Senior Secured Term Loan, 11.25%, (one month LIBOR plus 11.00%, 11.25% floor, 12.00% cap), 6/30/2016	$3,500,000	3,489,290	3,485,417	4.12%
Lee Enterprises, Incorporated Daily and Weekly Newspaper Publisher	Senior Secured Notes, 9.50%, 3/15/2022	$5,000,000	4,949,640	4,600,000	5.45%
Liquidnet Holdings, Inc. Equities Trading Platform	Senior Secured Term Loan, 7.75% (one month LIBOR plus 6.75%, 7.75% floor), 5/22/2019	$2,932,145	2,834,416	2,829,520	3.35%
Luling Lodging, LLC Hotel Operator	Senior Secured Term Loan, 12.25% (one month LIBOR plus 12.00%, 12.25% floor), 12/17/2017	$4,500,000	4,468,296	4,048,950	4.80%
OPS Acquisitions Limited and Ocean Protection Services Limited* Maritime Security Services	Senior Secured Term Loan, 12.50%, (one month LIBOR plus 12.00%, 12.50% floor), 3/4/2017	$4,890,043	4,865,849	4,828,479	5.72%
PEAKS Trust 2009-1* Consumer Financing	Senior Secured Term Loan, 7.50%, (one month LIBOR plus 5.50%, 7.50% floor), 1/27/2020	$2,741,340	2,375,767	2,256,123	2.67%
PR Wireless, Inc. Wireless Communications	Senior Secured Term Loan, 10.00%, (one month LIBOR plus 9.00%, 10.00% floor), 6/27/2020	$8,372,500	7,730,890	7,535,250	8.93%
	Warrant for 101 shares (at a $0.01 strike price), expires 6/27/2024ˆ	1	634,145	209,844	0.25%
			8,365,035	7,745,094	9.18%
Pristine Environments, Inc. Building Cleaning and Maintenance Services	Senior Secured Revolving Loan, 11.75% (one month LIBOR plus 11.50%, 11.70% floor), 3/31/2017	$5,750,792	5,750,792	5,849,514	6.93%
	Senior Secured Term Loan A, 12.75% (one month LIBOR plus 12.50%, 12.70% floor), 3/31/2017	$1,536,719	1,532,453	1,571,244	1.86%
	Senior Secured Term Loan B, 12.75% (one month LIBOR plus 12.50%, 12.70% floor), 3/31/2017	$2,904,688	2,869,774	2,969,559	3.52%
			10,153,019	10,390,317	12.31%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) (Continued)
December 31, 2015

Description and Industry(1)	Type of Investment(2)		Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Other Investments (continued)
RiceBran Technologies Corporation Grain Mill Products	Senior Secured Revolving Loan, 11.50% (one month LIBOR plus 10.75%, 11.50% floor, 12.00% cap), 6/1/2018		$1,383,261	$1,331,627	$1,330,236	1.58%
	Senior Secured Term Loan, 11.50% (one month LIBOR plus 10.75%, 11.50% floor, 12.00% cap), 6/1/2018		$2,500,000	2,369,939	2,412,500	2.85%
	Warrants for 300,000 shares (at a $5.25 strike price), expire 5/12/2020ˆ		300,000	39,368	55,500	0.07%
				3,740,934	3,798,236	4.50%
Sundberg America, LLC et al. Appliance Parts Distributor	Senior Secured Notes, 9.50%, 4/30/2020		$8,000,000	$7,960,459	$8,000,000	9.48%
The Selling Source, LLC Information and Data Services	Senior Secured Term Loan, 12.54%, 12/31/2017		$3,957,921	3,946,674	3,312,384	3.93%
US Shale Solutions, Inc. Oil and Gas Field Services	Senior Secured Note, 12.50%, 9/1/2017	(6)	$9,000,000	6,641,958	1,704,300	2.02%
	Warrants for 2.78 shares (at a $0.01 strike price), expire 9/1/2024ˆ		9,000	114	—	—%
				6,642,072	1,704,300	2.02%
Total Other Investments				118,425,234	110,181,564	130.56%
Total Investments				$147,370,746	$124,462,740	147.49%

Counterparty	Instrument	# of Contracts	Notional	Cost	Fair Value	% of Net Asset Value
Open Swap Contract Liability
Reef Road Master Fund, Ltd.	Total Return Swap, Pay Total Return on 60,000 shares of Granite Ridge Energy, LLC, Receive 3.00% Fixed Rate, expires June 29, 2016	1	$14,625,000	$—	$1,650,000	1.96%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) (Continued)
December 31, 2015

The following tables show the fair value of our portfolio of investments by geography and industry as of December 31, 2015. The below tables do not include our open swap contract.

	December 31, 2015
Geography	Investment at Fair Value (in millions)	Percentage of Net Assets
United States	$119.7	141.77%
United Kingdom	4.8	5.72
Total	$124.5	147.49%

	December 31, 2015
Industry	Investment at Fair Value (in millions)	Percentage of Net Assets
Power Generation	$14.6	17.33%
Building Cleaning and Maintenance Services	10.4	12.31
Radio Broadcasting	9.4	11.07
Appliance Parts Distributor	8.0	9.48
Wireless Communications	7.8	9.18
Consumer Financing	7.3	8.63
Real Estate Holdings Company	5.9	7.00
Specialty Pharmaceuticals	5.9	6.97
Television Programming	5.3	6.26
Oil and Gas Field Services	5.2	6.17
Maritime Security Services	4.8	5.72
Daily and Weekly Newspaper Publisher	4.6	5.45
Hotel Operator	4.1	4.80
Gambling Machine Manufacturer	3.8	4.55
Food Distributors and Wholesalers	3.8	4.52
Grain Mill Products	3.8	4.50
Biological Products	3.5	4.13
Information and Data Services	3.3	3.93
Data Connectivity Service Company	3.1	3.69
Equities Trading Platform	2.8	3.35
Electric Services	2.8	3.33
Outdoor Advertising Services	1.9	2.26
Munitions	1.1	1.34
Energy Efficiency Services	0.8	0.95
Equipment Rental Services	0.6	0.70
Internet Advertising	0.4	0.53
Non-Residential Property Owner	0.3	0.30
Healthcare Billing and Collections Servicer	—	—
Enterprise Software Company	(0.8)	(0.96)
Total	$124.5	147.49%

(1)	The Company’s investments are acquired in private transactions exempt from registration under the Securities Act of 1933 and, therefore, are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act of 1933.

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) (Continued)
December 31, 2015

(2)	A majority of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to LIBOR (“London Interbank Offered Rate”) or the U.S. prime rate, and which is reset daily, monthly, quarterly or semiannually. For each debt investment, the Company has provided the interest rate in effect as of December 31, 2015. If no reference to LIBOR or the U.S. prime rate is made, the rate is fixed. A floor is the minimum rate that will be applied in calculating an interest rate. A cap is the maximum rate that will be applied in calculating an interest rate.
(3)	“Control Investments” are investments in those companies that are “Control Investments” of the Company, as defined in the Investment Company Act of 1940. A company is deemed to be a “Control Investment” of Full Circle Capital Corporation if Full Circle Capital Corporation owns more than 25% of the voting securities of such company.
(4)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the Investment Company Act of 1940, which are not “Control Investments.” A company is deemed to be an “Affiliate” of Full Circle Capital Corporation if Full Circle Capital Corporation owns 5% or more, but less than 25%, of the voting securities of such company.
(5)	Full Circle Capital Corporation’s equity investments in SOLEX Fine Foods, LLC; Catsmo, LLC are held through its wholly owned subsidiary FC New Specialty Foods, Inc.
(6)	Investments were on non-accrual status as of December 31, 2015.
(7)	The negative fair value is the result of the unfunded commitment being valued below par. These amounts may or may not be funded to the borrowing party now or in the future. The cost basis of the loan reflects the unamortized portion of the “netback” received on the settlement date when the Company acquired the commitment.
*	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets.
**	Security pays all or a portion of its interest in kind.
ˆ	Security is a nonincome-producing security.

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2015

Description and Industry(1)	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Other Investments (continued)
Butler Burgher Group, LLC Real Estate Management Services	Senior Secured Revolving Loan, 13.50% (one month LIBOR plus 13.25%, 13.50% floor), 6/30/2017	$750,000	$745,237	$800,000	0.80%
	Senior Secured Term Loan, 13.50% (one month LIBOR plus 13.25%, 13.50% floor), 6/30/2017	$7,349,264	7,302,515	7,716,728	7.72%
			8,047,752	8,516,728	8.52%
Davidzon Radio, Inc. Radio Broadcasting	Senior Secured Term Loan, 11.00% (one month LIBOR plus 10.00%, 11.00% floor), 3/31/2020	$10,897,013	$8,991,089	$9,262,098	9.27%
Fuse, LLC Television Programming	Senior Secured Note, 10.375%, 7/1/2019	$7,000,000	7,041,962	5,775,000	5.78%
GC Pivotal, LLC Data Connectivity Services Company	Unsecured Notes, 11.00%, 12/31/2020	$3,164,000	3,171,910	3,171,910	3.17%
General Cannabis Corp. Non-Residential Property Owner	Common Stockˆ	654,409	515,094	1,308,818	1.31%
GK Holdings Inc. IT and Business Skill Training	Subordinated Secured Term Loan, 10.50% (one month LIBOR plus 9.50%, 10.50% floor), 1/20/2022	$2,000,000	1,962,074	1,980,000	1.98%
Good Technology Corporation Mobile Device Management	Senior Secured Note, 5.00%, 10/1/2017	$10,000,000	8,201,173	8,845,667	8.85%
	Warrants for 203.252 shares (at a $4.92 strike price), expire 9/30/2018ˆ	10,000	2,289,400	2,289,400	2.29%
			10,490,573	11,135,067	11.14%
Granite Ridge Energy, LLC Power Generation	Common Stockˆ	60,000	12,975,000	12,975,000	12.98%
GW Power, LLC and Greenwood Fuels WI, LLC Electric Services	Senior Secured Term Loan, 12.19% (one month LIBOR plus 12.00%, 12.16% floor), 3/31/2016	$5,320,388	5,299,835	5,255,480	5.26%
Infinite Aegis Group, LLC Healthcare Billing and Collections	Warrant for 2.0% of the outstanding LLC interests (at a $0.01 strike price), expires 8/1/2023ˆ	1	107,349	—	—%
JN Medical Corporation Biological Products	Senior Secured Term Loan, 11.25%, (one month LIBOR plus 11.00%, 11.25% floor, 12.00% cap), 6/30/2016	$3,500,000	3,481,766	3,449,367	3.45%
Lee Enterprises, Incorporated Daily and Weekly Newspaper Publisher	Senior Secured Notes, 9.50%, 3/15/2022	$2,000,000	2,045,000	2,045,000	2.05%
Luling Lodging, LLC Hotel Operator	Senior Secured Term Loan, 12.25% (one month LIBOR plus 12.00%, 12.25% floor), 12/17/2017	$4,500,000	4,463,119	4,303,650	4.31%
Medinet Investments, LLC Medical Liability Claims Factoring	Senior Secured Revolving Loan, 13.50%, (one month LIBOR plus 13.00%, 13.50% floor), 7/23/2017	$188,313	183,211	103,083	0.10%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2015

Description and Industry(1)	Type of Investment(2)	Par Amount/ Quantity	Cost	Fair Value	% of Net Asset Value
Other Investments (continued)
New Media West, LLC Cable TV/Broadband Services	Senior Secured Term Loan, 9.00%, 12/31/2017(9)	$3,811,681	$3,811,681	$—	—%
OPS Acquisitions Limited and Ocean Protection Services Limited* Maritime Security Services	Senior Secured Term Loan, 12.50%, (one month LIBOR plus 12.00%, 12.50% floor), 3/4/2017	$5,950,000	5,913,412	5,968,246	5.97%
PEAKS Trust 2009-1* Consumer Financing	Senior Secured Term Loan, 7.50%, (one month LIBOR plus 5.50%, 7.50% floor), 1/27/2020	$3,450,828	2,947,443	2,705,449	2.71%
PR Wireless, Inc. Wireless Communications	Senior Secured Term Loan, 10.00%, (one month LIBOR plus 9.00%, 10.00% floor), 6/27/2020	$8,415,000	$7,618,897	$7,573,500	7.58%
	Warrant for 101 shares (at a $0.01 strike price), expires 6/27/2024ˆ	1	634,145	378,675	0.38%
			8,253,042	7,952,175	7.96%
Pristine Environments, Inc. Building Cleaning and Maintenance Services	Senior Secured Revolving Loan, 11.70% (one month LIBOR plus 11.50%, 11.70% floor), 3/31/2017	$5,614,310	5,614,310	5,863,211	5.87%
	Senior Secured Term Loan A, 12.70% (one month LIBOR plus 12.50%, 12.70% floor), 3/31/2017	$1,607,656	1,602,678	1,685,037	1.69%
	Senior Secured Term Loan B, 12.70% (one month LIBOR plus 12.50%, 12.70% floor), 3/31/2017	$3,026,563	2,979,285	3,172,039	3.17%
			10,196,273	10,720,287	10.73%
RiceBran Technologies Corporation Grain Mill Products	Senior Secured Revolving Loan, 11.50% (one month LIBOR plus 10.75%, 11.50% floor), 6/1/2018	$1,000,000	939,362	939,362	0.94%
	Senior Secured Term Loan, 11.50% (one month LIBOR plus 10.75%, 11.50% floor), 6/1/2018	$2,500,000	2,348,330	2,348,330	2.35%
	Warrants for 300,000 (at a $5.25 strike price), expires 5/12/2020ˆ	300,000	39,368	27,000	0.03%
			3,327,060	3,314,692	3.32%
Sundberg America, LLC et al. Appliance Parts Distributor	Senior Secured Notes, 9.50%, 4/30/2020	$8,000,000	7,960,112	7,960,112	7.97%
The Selling Source, LLC Information and Data Services	Senior Secured Term Loan, 15.00%, 12/31/2017**	$3,869,881	3,855,453	3,140,666	3.14%
US Shale Solutions, Inc. Oil and Gas Field Services	Senior Secured Note, 12.50%, 9/1/2017(9)	$9,000,000	6,641,957	4,455,000	4.46%
	Warrants for 2.78 shares (at a $0.01 strike price), expire 9/1/2024ˆ	9,000	114	90	0.00%
			6,642,071	4,455,090	4.46%
Total Other Investments			136,351,581	130,282,423	130.36%
Total Investments			$172,195,903	$152,113,759	152.21%

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
December 31, 2015

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

The June 30, 2015 and December 31, 2014 Consolidated Financial Statements were reclassified in order to be consistent with the new format used for the December 31, 2015 Consolidated Financial Statements.

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
December 31, 2015

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
December 31, 2015

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
December 31, 2015

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
December 31, 2015

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

Structuring fees, excess deal deposits, prepayment fees and similar fees are recognized as Other Income from Investments as earned, usually when received, and are non-recurring in nature. Other fee income, including administrative and unused line fees, is included in Other Income from Investments. Income from such sources was $1,094,404 and $426,908 for the three months ended December 31, 2015 and 2014, respectively, and $1,605,204 and $624,883 for the six months ended December 31, 2015 and 2014, respectively. Management fee income is included in Other Income from Non-Investment Sources. Income from such sources was $9,999 and $18,440 for the three months ended December 31, 2015 and 2014, respectively and $24,681 and $29,490 for the six months ended December 31, 2015 and 2014, respectively.

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
December 31, 2015

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

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented. For the three and six months ended December 31, 2015 and 2014, basic and diluted earnings (loss) per share, were the same because there are no potentially dilutive securities outstanding.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
December 31, 2015

Note 2. Significant Accounting Policies  – (continued)

Organizational Expenses and Offering Costs

The Company did not incur organizational expenses for the three or six months ended December 31, 2015 or 2014. The Company complies with the requirements of ASC 340-10-S99-1, “Expenses of Offering”. Deferred offering costs consist principally of legal and audit costs incurred through the balance sheet date that are related to an offering of equity securities. Such costs are charged against the gross proceeds of the offering or will be charged to the Company’s operations if the offering is not completed. Offering expenses related to the Company’s July 14, 2014, March 30, 2015, and April 13, 2015 offerings were $1,442,780. Refer to Note 6.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest — Imputation of Interest (Topic 835): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires companies to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Public companies are required to apply ASU 2015-03 retrospectively for interim and annual reporting periods beginning after December 15, 2015 and early adoption is permitted. The Company has decided to early adopt this standard. As a result, deferred debt issuance costs of $753,860 and $833,541 at December 31, 2015 and June 30, 2015, respectively, are presented as a reduction to Notes Payable in the Consolidated Statements of Assets and Liabilities. In prior periods, the deferred debt issuance costs had been presented as assets on the Consolidated Statements of Assets and Liabilities.

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
December 31, 2015

Note 4. Earnings (Loss) per Common Share — Basic and Diluted

The following information sets forth the computation of basic and diluted earnings (loss) per common share for the three and six months ended December 31, 2015 and December 31, 2014:

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Data(1):
Net Increase (Decrease) in Net Assets Resulting from Operations	$(3,432,653)	$(6,572,870)	$(8,340,359)	$(6,344,172)
Weighted average shares outstanding for period basic and diluted	22,527,816	11,949,034	22,851,579	11,913,284
Basic and diluted earnings (loss) per common share	$(0.15)	$(0.55)	$(0.36)	$(0.53)

(1)	Per share data based on weighted average shares outstanding.

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

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired. For providing these services, the Adviser receives a fee from us consisting of two components, a base management fee and an incentive fee.

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

The total base management fees earned by the Adviser for the three and six months ended December 31, 2015 were $548,857 and $1,160,786, respectively. The total base management fee payable to the Adviser as of December 31, 2015 was $548,857, after reflecting payment of $1,192,536 for the six months ended December 31, 2015 and is included in the Consolidated Statements of Assets and Liabilities in Due to Affiliates. The total base management fees earned by the Adviser for the three and six months ended December 31, 2014 were $581,329 and $1,153,887, respectively.

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
December 31, 2015

Note 5. Related Party Agreements and Transactions  – (continued)

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

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of our realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees with respect to each of the investments in our portfolio, provided that, the incentive fee determined as of December 31, 2010 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the inception of Full Circle Capital. There were no incentive fees earned on realized capital gains for the three and six months ended December 31, 2015 and 2014.

Income incentive fees of $534,585 and $1,016,362 were earned by the Adviser for the three and six months ended December 31, 2015, respectively, and the total income incentive fee payable to the Adviser as of December 31, 2015 was $534,585, after reflecting payment of $944,127 during the six months ended December 31, 2015, and is included in the Consolidated Statements of Assets and Liabilities in Due to Affiliates. Income incentive fees of $526,242 and $916,092 were earned by the Adviser for the three and six months ended December 31, 2014, respectively.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
December 31, 2015

Note 5. Related Party Agreements and Transactions  – (continued)

The Adviser agreed to reimburse the Company for any operating expenses, excluding interest expenses, investment advisory and management fees, and offering expenses, in excess of 1.50% of our net assets, beginning with our fiscal quarter ended September 30, 2014 through the end of our fiscal year 2015. For our fiscal year 2016 and beyond, the Adviser had agreed to reimburse us for any operating expenses, excluding interest expenses, investment advisory and management fees, and offering expenses, in excess of 1.75% of our net assets; however, on February 11, 2016, our Board of Directors authorized the termination of the Adviser’s operating expense reimbursement obligations, effective as of January 1, 2016. The expense reimbursements from the Adviser for the three and six months ended December 31, 2015 were $231,208 and $506,364, respectively. The total expense reimbursement receivable from the Adviser as of December 31, 2015 was $231,208, after reflecting payment of $434,451 for the six months ended December 31, 2015 and is included in Due from Affiliates on the Consolidated Statements of Assets and Liabilities. The expense reimbursements from the Adviser for the three and six months ended December 31, 2014 were $248,373 and $531,047, respectively.

The Adviser had agreed to reimburse the Company for any operating expenses, excluding interest expenses, investment advisory and management fees, and organizational and offering expenses, in excess of 2% of our net assets for the first twelve months following the completion of the initial public offering, which occurred on August 31, 2010.

For the periods commencing on April 1, 2015 and ending on June 30, 2015, and commencing on July 1, 2015 and ending on June 30, 2016, Full Circle Advisors had agreed to waive the portion of the base management fees and incentive fees that Full Circle Advisors would otherwise be entitled to receive pursuant to our Investment Advisory Agreement to the extent required in order for Full Circle Capital to earn net investment income sufficient to support the distribution payment on the shares of our common stock outstanding on the relevant record date for each monthly distribution as then declared by our board of directors; however, on February 11, 2016, our Board of Directors authorized the termination of the Adviser’s management fee and incentive fee waiver, effective as of January 1, 2016. For the year to date period ending December 31, 2015, $214,129 of the base management fee waiver was accrued for and is included in the management fee waiver and expense reimbursement line in the Consolidated Statements of Operations.

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
December 31, 2015

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

For the three and six months ended December 31, 2015, the Company incurred $204,082 and $399,364, respectively, of expenses under the Administration Agreement, $66,891 and $138,729, respectively, of which were earned by the Sub-Administrator and $76,307 and $152,613, respectively, were paid for officers’ compensation. The remaining $60,884 and $108,022, respectively, were recorded as an Allocation of Overhead Expenses in the Consolidated Statements of Operations.

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
December 31, 2015

Note 5. Related Party Agreements and Transactions  – (continued)

FC Capital Investment Partners, LLC

On June 4, 2014, we formed FC Capital Investment Partners, LLC (“FCCIP”), a multiple series private fund, for which we serve as the managing member and investment adviser. FCCIP was formed as a Delaware limited liability company and operates under a Limited Liability Company agreement dated June 13, 2014. FCCIP closed its first series on June 17, 2014, raising approximately $5.6 million in capital from investors. FCCIP closed its second series on September 25, 2014, raising approximately $10.0 million in capital from investors. On November 30, 2015, the second series ceased investing and was liquidated after full realization of proceeds from its investment strategy. We may co-invest in certain portfolio investments from time to time with one or more series issued by FCCIP where we determine that the aggregate available investment opportunity exceeds what we believe would be appropriate for us to acquire directly, subject to certain conditions. During the three and six months ended December 31, 2015, the Company recognized $9,999 and $24,681, respectively, in net management fee income related to the services performed for FCCIP. Such amounts are included in Other Income from Non-Investment Sources on the Consolidated Statements of Operations.

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. With regard to the Control Investments in Texas Westchester Financial, LLC and The Finance Company, LLC, the Company has provided managerial assistance during the period for which no fees were charged. Our Chairman, John Stuart, currently serves as a director of The Finance Company, LLC.

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
December 31, 2015

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

Repurchase of Common Stock	Number of Shares Repurchased	Average Repurchase Price	Total Cost	Weighted Average Discount Per Share
Three months ended September 30, 2015	472,407	$3.19 per/share	$1,504,819	25.9	%(1)
Three months ended December 31, 2015	290,780	$3.16 per/share	$917,566	21.1	%(2)

(1)	The average discount rate per share, based upon the Net Asset Value per share at June 30, 2015, is weighted based upon the total shares repurchased during the period.
(2)	The average discount rate per share, based upon the Net Asset Value per share at September 30, 2015, is weighted based upon the total shares repurchased during the period.

As of February 16, 2016, the Company has repurchased an aggregate of 763,187 shares under the share repurchase program at the weighted average price of $3.17 per share, resulting in $2.4 million of cash paid, under the program.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
December 31, 2015

Note 7. Financial Highlights

	Three months ended December 31, 2015	Three months ended December 31, 2014
	(Unaudited)	(Unaudited)
Per Share Data(1):
Net asset value at beginning of period	$4.00	$6.24
Accretion from share repurchases(4)	0.01	—
Offering costs	—	—
Net investment income (loss)	0.11	0.19
Net change in unrealized gain (loss)	0.14	(0.64)
Net realized gain (loss)	(0.39)	(0.11)
Dividends from net investment income	(0.11)	(0.19)
Return of capital	—	(0.01)
Net asset value at end of period	$3.76	$5.48
Per share market value at end of period	$2.47	$4.52
Total return based on market value	(16.22)% (6)	(26.37)% (6)
Total return based on net asset value	(2.12)% (6)	(8.59)% (6)
Shares outstanding at end of period	22,472,243	11,949,034
Weighted average shares outstanding for period	22,527,816	11,949,034
Ratio/Supplemental Data:
Net assets at end of period	$84,389,883	$65,539,218
Average net assets	$91,674,106	$70,038,296
Annualized ratio of gross operating expenses to average net assets(7)	11.65%	15.90%
Annualized ratio of net operating expenses to average net assets(7)	10.68%	14.50%
Annualized ratio of net investment income (loss) to average net assets(7)	10.22%	13.33%
Annualized ratio of net operating expenses excluding management fees (net of waiver), incentive fees, and interest expense to average net assets(7)	1.74%	1.55%
Portfolio Turnover(8)	15%	18%

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
December 31, 2015

Note 7. Financial Highlights  – (continued)

	Six months ended December 31, 2015	Six months ended December 31, 2014
	(Unaudited)	(Unaudited)
Per Share Data(1):
Net asset value at beginning of period	$4.30	$6.38
Accretion (dilution) from offering(s)(3)	—	0.04
Accretion from share repurchases(4)	0.03	—
Offering costs	—	0.00
Net investment income (loss)	0.21	0.35
Net change in unrealized gain (loss)	(0.19)	(0.81)
Net realized gain (loss)	(0.38)	(0.08)
Dividends from net investment income	(0.21)	(0.35)
Return of capital	—	(0.05)
Net asset value at end of period	$3.76	$5.48
Per share market value at end of period	$2.47	$4.52
Total return based on market value	(25.56)% (6)	(37.87)% (6)
Total return based on net asset value	(5.92)% (6)	(7.79)% (6)
Shares outstanding at end of period	22,472,243	11,949,034
Weighted average shares outstanding for period	22,851,579	11,913,284
Ratio/Supplemental Data:
Net assets at end of period	$84,389,883	$65,539,218
Average net assets	$95,600,248	$72,762,729
Annualized ratio of gross operating expenses to average net assets(7)	11.42%	14.54%
Annualized ratio of net operating expenses to average net assets(7)	9.93%	13.10%
Annualized ratio of net investment income (loss) to average net assets(7)	9.93%	11.44%
Annualized ratio of net operating expenses excluding management fees (net of waiver), incentive fees, and interest expense to average net assets(7)	1.75%	1.51%
Portfolio Turnover(8)	36%	40%

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
December 31, 2015

Note 7. Financial Highlights  – (continued)

	Year Ended June 30, 2015	Year Ended June 30, 2014		Year Ended June 30, 2013		Year Ended June 30, 2012	For the period from August 31, 2010 (commencement of operations) to June 30, 2011
Per Share Data(1)(2):
Net asset value at beginning of period	$6.38	$8.01		$8.59		$9.08	$9.40
Accretion (dilution) from offering(s)(3)	(0.92)	0.03		(0.18)		—	—
Offering costs	(0.06)	(0.04)		(0.02)		—	(0.04)
Net investment income (loss)(9)	0.63	0.71		0.77		0.78	0.70
Net change in unrealized gain (loss)	(0.51)	(1.36)		0.37		(0.32)	(0.29)
Net realized gain (loss)	(0.51)	(0.11)		(0.60)		(0.03)	0.06
Dividends from net investment income	(0.63)	(0.69)		(0.78)		(0.80)	(0.75)
Return of capital	(0.08)	(0.17)		(0.14)		(0.12)	—
Net asset value at end of period	$4.30	$6.38		$8.01		$8.59	$9.08
Per share market value at end of period	$3.57	$7.81		$7.83		$7.65	$7.90
Total return based on market value	(46.78)% (6)	11.51% (6)		15.12% (6)		8.71% (6)	(4.03)% (5)
Total return based on net asset value	(21.53)% (6)	(11.00	)%(6)	4.94	%(6)	6.20% (6)	5.62% (5)
Shares outstanding at end of period	23,235,430	11,443,034		7,569,382		6,219,382	6,219,382
Weighted average shares outstanding for period	14,803,637	8,698,814		7,018,286		6,219,382	6,206,824
Ratio/Supplemental Data:
Net assets at end of period	$99,938,567	$72,980,277		$60,644,039		$53,442,785	$56,474,006
Average net assets	$78,137,174	$64,360,541		$57,842,601		$55,531,518	$57,455,987
Annualized ratio of gross operating expenses to average net assets(7)	13.51%	12.11%		11.52%		9.56%	8.49%
Annualized ratio of net operating expenses to average net assets(7)	11.69%	12.11%		11.52%		8.99%	7.34%
Annualized ratio of net investment income (loss) to average net assets(7)	11.02%	9.37%		9.30%		8.70%	9.29%
Annualized ratio of net operating expenses excluding management fees (net of waiver), incentive fees, and interest expense to average net assets(7)	1.51%	3.04%		3.53%		3.15%	2.00%
Portfolio Turnover(8)	74%	88% (10)		73% (10)		58% (10)	54	%(10)

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Financial highlights for the period from April 16, 2010 (inception) through June 30, 2010 are not presented as the Company’s operations were limited to organization and offering activities only.
(3)	Accretion and dilution from offering(s) is based on the net change in net asset value from each follow-on offering.
(4)	Accretion from share repurchases during the period is based on the net change in net asset value from the share repurchases.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
December 31, 2015

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

Note 8. Long Term Liabilities

Line of Credit

On June 3, 2013, the Company entered into a credit facility (the “Credit Facility”) with Santander Bank. The facility size was originally $32.5 million and replaced the Company’s First Capital Credit Facility. The Credit Facility was subsequently increased to $45.0 million on November 6, 2013. On September 12, 2014, the Company entered into an amendment to our Credit Facility with Santander Bank, N.A. to give the Company the option to increase the size of the facility from $45.0 million to $60.0 million and to provide additional criteria for eligibility of loans under the borrowing base under the credit facility. The Company has not exercised its option to expand the facility as of December 31, 2015.

The Credit Facility matures on June 3, 2016 and bears interest based on a tiered rate structure, depending upon utilization, ranging from LIBOR (one month, two month or three month, depending on the Company’s option) plus 3.25% to 4.00% per annum, or from Santander Bank’s prime rate plus 1.25% to 2.00% per annum, based on the Company’s election. As of December 31, 2015, one month LIBOR, two month LIBOR, and three month LIBOR, respectively, were: 0.43%, 0.51%, and 0.61%. As of December 31, 2015, the Prime Rate was 3.50%. In addition, a fee of 0.50% to 1.00% per annum, depending on utilization, is charged on unused amounts under the Credit Facility. The Credit Facility is secured by all of the Company’s assets. Under the Credit Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, reporting requirements and other customary requirements, including a minimum balance sheet leverage ratio, for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature.

The fees and expenses associated with opening and expanding the Credit Facility are being amortized over the term of the Credit Facility in accordance with ASC 470, Debt. As of December 31, 2015, of the total $763,984 of fees and expenses incurred, $122,434 remains to be amortized and is reflected as Deferred Credit Facility Fees on the Consolidated Statements of Assets and Liabilities.

At December 31, 2015 and June 30, 2015, the Company did not have any outstanding borrowings under the Credit Facility.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
December 31, 2015

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

The offering expenses and underwriting commissions are being amortized over the term of the notes in accordance with ASC 470, Debt. Additionally, in accordance with ASU 2015-03, debt issuance costs related to the Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Notes. As such, as of December 31, 2015, of the total $1,150,940 issuance costs incurred, $753,860 remains to be amortized and is included in, and offsets, the Notes Payable balance in the Consolidated Statements of Assets and Liabilities. Additionally, $146,938 of the $187,500 premium related to the July 14, 2014 issuance remains unamortized and is included in the Notes Payable balance in the Consolidated Statements of Assets and Liabilities.

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

The Indenture contains certain covenants, including covenants requiring compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. The Company may repurchase the Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Notes repurchased by the Company may, at the Company’s option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
December 31, 2015

Note 8. Long Term Liabilities  – (continued)

Company. Any Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the Indenture. As of December 31, 2015, the Company had not repurchased any of the Notes in the open market.

At December 31, 2015 and June 30, 2015, the Company had a balance of $33,645,525 on the Notes, which is included in Notes Payable in the Consolidated Statements of Assets and Liabilities.

The following shows a summary of the Long Term Liabilities as of December 31, 2015 and June 30, 2015:

As of December 31, 2015 (Unaudited)

Facility	Commitments	Borrowings Outstanding	Fair Value
Credit Facility(1)	$45,000,000	$—	$—
Notes	33,645,525	33,645,525	33,901,231
Total	$78,645,525	$33,645,525	$33,901,231

As of June 30, 2015

Facility	Commitments	Borrowings Outstanding	Fair Value
Credit Facility(1)	$45,000,000	$—	$—
Notes	33,645,525	33,645,525	34,049,271
Total	$78,645,525	$33,645,525	$34,049,271

(1)	On September 12, 2014, the Company entered into an amendment to our Credit Facility with Santander Bank, N.A. to give the Company the option to increase the size of the facility from $45.0 million to $60.0 million and to provide additional criteria for eligibility of loans under the borrowing base under the credit facility. The Company has not exercised its option to expand the facility as of December 31, 2015.

As of December 31, 2015 and June 30, 2015, the carrying amount of the Company’s outstanding Credit Facility approximated fair value. The fair values of the Company’s Credit Facility and Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Notes is determined by utilizing market quotations at the measurement date.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
December 31, 2015

Note 9. Fair Value Measurements

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following tables present information about the Company’s assets and liabilities measured at fair value as of December 31, 2015 and June 30, 2015:

As of December 31, 2015 (Unaudited)

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$9,885,000	$98,499,036	$108,384,036
Limited Liability Company Interests, at fair value	—	—	932,027	932,027
Investments in Warrants, at fair value	—	—	265,344	265,344
Common Stock, at fair value	256,333	—	14,625,000	14,881,333
Total Assets	$256,333	$9,885,000	$114,321,407	$124,462,740
Liabilities
Open Swap Contract, at fair value	—	—	1,650,000	1,650,000
Total Liabilities	$—	$—	$1,650,000	$1,650,000

As of June 30, 2015

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$12,275,000	$121,630,798	$133,905,798
Limited Liability Company Interests, at fair value	—	—	1,228,978	1,228,978
Investments in Warrants, at fair value	—	90	2,695,075	2,695,165
Common Stock, at fair value	1,308,818	—	12,975,000	14,283,818
Open Swap Contract, at fair value	—	—	—	—
	$1,308,818	$12,275,090	$138,529,851	$152,113,759

During the six months ended December 31, 2015, the senior secured term loan and warrants in US Shale Solutions, Inc. were transferred from Level 2 to Level 3. During the year ended June 30, 2015, a portion of the Level 3 General Cannabis Corp. warrant was converted into Level 1 Common Stock.

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
December 31, 2015

Note 9. Fair Value Measurements  – (continued)

The tables below reflect the changes in Level 3 assets and liabilities measured at fair value for the six months ended December 31, 2015, the six months ended December 31, 2014 and for the year ended June 30, 2015.

	Six Months Ended December 31, 2015 (Unaudited)
	Beginning Balance July 1, 2015	Amortization & Accretion of Fixed Income Premiums & Discounts	Realized & Unrealized Gains (Losses)	Transfers Into Level 3	Purchases(1)	Sales & Settlements	Ending Balance December 31, 2015	Change in Unrealized Gains (Losses) for Investments still held at December 31, 2015
Assets
Senior and Subordinated Loans, at fair value	$121,630,798	$926,264	$(11,068,569)	$4,455,000	$46,971,826	$(64,416,283)	$98,499,036	$(11,489,908)
Limited Liability Company Interests, at fair value	1,228,978	—	1,875,872	—	—	(2,172,823)	932,027	35,606
Warrants, at fair value	2,695,075	—	(2,429,821)	90	—	—	265,344	(140,421)
Common Stock, at fair value	12,975,000	—	1,650,000	—	—	—	14,625,000	1,650,000
Total Assets	138,529,851	926,264	(9,972,518)	4,455,090	46,971,826	(66,589,106)	114,321,407	(9,944,723)
Liabilities
Open Swap Contract, at fair value	—	—	(1,447,012)	—	—	(202,988)	(1,650,000)	(1,650,000)
Net	$138,529,851	$926,264	$(11,419,530)	4,455,090	$46,971,826	$(66,792,094)	$112,671,407	$(11,594,723)

(1)	Includes PIK interest.

	Six months ended December 31, 2014 (Unaudited)
	Beginning Balance July 1, 2014	Amortization & Accretion of Fixed Income Premiums & Discounts	Realized & Unrealized Gains (Losses)	Purchases(1)	Sales & Settlements	Ending Balance December 31, 2014	Change in Unrealized Gains (Losses) for Investments still held at December 31, 2014
Assets
Senior and Subordinated Loans, at fair value	$111,079,608	$543,796	$(4,339,564)	$58,923,107	$(51,762,491)	$114,444,456	$(4,794,879)
Limited Liability Company Interests, at fair value	3,875,583	—	(2,078,009)	—	(121,718)	1,675,856	(1,907,572)
Warrants, at fair value	3,060,421	—	(2,662,855)	2,289,400	—	2,686,966	(2,662,855)
	$118,015,612	$543,796	$(9,080,428)	$61,212,507	$(51,884,209)	$118,807,278	$(9,365,306)

(1)	Includes PIK interest.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
December 31, 2015

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

Realized and unrealized gains and losses are included in net realized gain (loss) and net change in unrealized gain (loss) in the Consolidated Statements of Operations. The change in unrealized losses for Level 3 investments still held at December 31, 2015 of $(11,594,723) is included in net change in unrealized gain (loss) in the Consolidated Statements of Operations for the six months ended December 31, 2015.

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2015:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)
Senior and Subordinated Loans	$91,029,768	Discounted cash flows (income approach)	Discount Rate	5.37% – 50.38% (14.84%)
	5,093,621	Precedent Transactions	Transaction Value	N/A
	2,375,647	Liquidation Value	Asset Value	N/A
Total	98,499,036
Limited Liability Interests, Warrants, and Common Stock (Private Companies)	1,011,871	Market comparable companies (market approach)	EBITDA multiple	3.50x – 7.00x (4.62x)
	14,625,000	Precedent Transactions	Transaction Value	N/A
	130,000	Liquidation Value	Asset Value	N/A
Total	15,766,871
Warrant (Public Companies)	55,500	Option Pricing Model	Volatility	50.00% – 86.50% (61.53%)
Open Swap Contract	(1,650,000)	Option Pricing Model	Broker Quotes	$242.50/share – $245.00/share ($243.75/share)
Total Level 3 Investments	$112,671,407

(1)	The average values were determined using the weighted average of the fair value of the investments in each investment category.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
December 31, 2015

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
December 31, 2015

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
December 31, 2015

Note 10. Derivative Financial Instruments  – (continued)

During the year ended June 30, 2015, we funded one synthetic secured loan in the form of a total return swap. More specifically, we purchased 60,000 shares of Granite Ridge Holdings, LLC, a power generation company. We contemporaneously entered into a collateralized swap agreement with another private fund, which posted approximately $10.4 million of cash collateral, whereby we swapped the returns on the shares for a fixed rate of 15.0% on the net loan amount. Under the terms of the swap, the Company expects to receive periodic payments from the counterparty. These periodic payments will be recorded as realized capital gains for accounting purposes in accordance with GAAP. For the three and six months ended December 31, 2015, $103,332 and $202,988, respectively, of realized gain related to the open swap contract was included on the Consolidated Statement of Operations.

Note 11. Subsequent Events

Recent Portfolio Activity

Effective January 14, 2016, the Company participated in a restructuring process with US Shale Solutions, Inc. in which the Company exchanged its $9.0 million senior secured bonds and its warrants in return for approximately $2.2 million of a second lien term loan and equity in US Shale Solutions, Inc. As part of the restructuring, the Company funded approximately $1.1 million of a new senior secured term loan.

On February 5, 2016, Calpine Corporation announced that it has entered into a definitive agreement to acquire Granite Ridge Energy, LLC for approximately $500 million. Upon closing of the transaction, the Company is expected to receive approximately $14.5 million in exchange for the 60,000 shares of the common stock held by the Company. Upon settlement, the Company expects to contemporaneously unwind the total return swap contract hedging position.

On February 10, 2016, the senior secured term loan with Solex Fine Foods, LLC; Catsmo, LLC was repaid with approximately $4.1 million of principal and interest received by the Company.

Note 12. Commitments and Contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of December 31, 2015, we had approximately $8.7 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
December 31, 2015

Note 12. Commitments and Contingencies  – (continued)

Schedule 12 – 14

The table below represents the fair value of control and affiliate investments at June 30, 2015 and any amortization, purchases, sales, and realized and net unrealized gain (loss) made to such investments, as well as the ending fair value as of December 31, 2015.

Schedule of Investments in and Advances to Affiliates

Portfolio Company/Type of Investment	Par Amount/ Quantity at June 30, 2015	Amount of Interest and Dividends Credited in Income	Fair Value at June 30, 2015	Accretion/ Amortization	Purchases	Sales	Realized and Unrealized Gains/Losses	Fair Value at December 31, 2015
Control Investments
Takoda Resources Inc.
Senior Debt/Common Stock(1),(2)	$—	$—	$161,585	$—	$—	$(162,796)	$1,211	$—
Texas Westchester Financial, LLC
Limited Liability Company Interests(1)	9,278	—	177,500	—	—	(30,000)	(17,500)	130,000
The Finance Company, LLC
Senior Debt/Limited Liability Company Interests	$4,195,915/50	350,272	5,006,194	7,938	—	—	(117,312)	4,896,820
TransAmerican Asset Servicing Group, LLC
Senior Debt/Limited Liability Company Interests(1),(2)	$—	—	466,785	—	323,359	(697,153)	(92,991)	—
Total Control Investments		$350,272	$5,812,064	$7,938	$323,359	$(889,949)	$(226,592)	$5,026,820
Affiliate Investments
Modular Process Control, LLC
Senior Debt/Warrant(1)	$6,978,594/1	287,797	3,663,827	17,276	1,306,663	(1,479,096)	(2,708,670)	800,000
ProGrade Ammo Group, LLC
Senior Debt(1)/Warrants(1)	$6,712,318/181,240	—	2,590,309	—	47,121	—	(1,505,450)	1,131,980
SOLEX Fine Foods, LLC; Catsmo, LLC
Senior Debt/Limited Liability Company Interests(1)/Warrant(1)	$3,861,696/1/1	257,804	3,832,347	14,110	—	—	(29,170)	3,817,287
US Oilfield Company, LLC
Senior Debt/Warrants(1)	$6,055,313/5	404,841	5,683,338	9,220	5,220,292	(4,939,235)	(2,468,526)	3,505,089
West World Media, LLC
Limited Liability Company Interests(1),(2)	—	—	249,451	—	—	(2,142,823)	1,893,372	—
Total Affiliate Investments		$950,442	$16,019,272	$40,606	$6,574,076	$(8,561,154)	$(4,818,444)	$9,254,356

(1)	Nonincome-producing security.
(2)	Investment is no longer held as of December 31, 2015.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
December 31, 2015

Note 12. Commitments and Contingencies  – (continued)

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
December 31, 2015

Note 12. Commitments and Contingencies  – (continued)

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

Forward-Looking Statements

The information contained in this section should be read in conjunction with our consolidated financial statements and related notes and schedules thereto appearing elsewhere in this quarterly report on Form 10-Q, as well as the sections entitled “Selected Financial Data” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes and schedules thereto included in our Annual Report on Form 10-K for the period ended June 30, 2015.

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

FCCIP closed its second series on September 25, 2014, raising approximately $10.0 million in capital from investors. On November 30, 2015, the second series ceased investing and was liquidated after full realization of proceeds from its investment strategy. We may co-invest in certain portfolio investments from time to time with one or more series issued by FCCIP where we determine that the aggregate available investment opportunity exceeds what we believe would be appropriate for us to acquire directly, subject to certain conditions. In addition, we expect to receive certain fees or other distributions for FCCIP in connection with the services we provide to each series it may issue. Such fees may include management fees, incentive fees and administration fees and could be offset by expense caps or waivers in the future. During the three and six months ended December 31, 2015, we recognized $9,999 and $24,681, respectively, in net management fee income related to the services performed for FCCIP.

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

Fair Value

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC Topic 820 at December 31, 2015 and June 30, 2015 were as follows:

As of December 31, 2015 (Unaudited)

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$9,885,000	$98,499,036	$108,384,036
Limited Liability Company Interests, at fair value	—	—	932,027	932,027
Investments in Warrants, at fair value	—	—	265,344	265,344
Common Stock, at fair value	256,333	—	14,625,000	14,881,333
Total Assets	$256,333	$9,885,000	$114,321,407	$124,462,740
Liabilities
Open Swap Contract, at fair value	—	—	1,650,000	1,650,000
Total Liabilities	$—	$—	$1,650,000	$1,650,000

As of June 30, 2015

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$12,275,000	$121,630,798	$133,905,798
Limited Liability Company Interests, at fair value	—	—	1,228,978	1,228,978
Investments in Warrants, at fair value	—	90	2,695,075	2,695,165
Common Stock, at fair value	1,308,818	—	12,975,000	14,283,818
Open Swap Contract, at fair value	—	—	—	—
	$1,308,818	$12,275,090	$138,529,851	$152,113,759

During the six months ended December 31, 2015, the senior secured term loan and warrants in US Shale Solutions, Inc. were transferred from Level 2 to Level 3. During the year ended June 30, 2015, a portion of the Level 3 General Cannabis Corp. (formerly known as Advanced Cannabis Solutions, Inc.) warrant was converted into Level 1 Common Stock.

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

Structuring fees, excess deal deposits, prepayment fees and similar fees are recognized as Other Income from Investments as earned, usually when received, and are non-recurring in nature. Other fee income, including annual fees and monitoring fees are included in Other Income from Investments. Management fee income is included in Other Income from Non-Investment Sources.

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

Review of Strategic Alternatives

Public equity market conditions for business development companies (“BDCs”) have been challenging for an extended period of time. Similar to many other BDCs, our common stock has been trading at a significant discount to its net asset value and, as a result, has limited our ability to grow and reap the benefits of increased scale, including the ability to commit to larger hold sizes, enhanced liquidity for our shareholders and substantially increased operating leverage. We do not believe that these market conditions are likely to abate in the near term.

In light of the current situation, our Board of Directors formed a Special Committee, composed solely of independent directors Mark C. Biderman, Edward H. Cohen and Thomas A. Ortwein, Jr., in November 2015 to consider various strategic alternatives potentially available to us. The Special Committee is authorized to consider, negotiate, and potentially implement all strategic alternatives reasonably available to us, including, but not limited to, the acquisition or disposition of assets and the sale or merger of the Company. The Special Committee has engaged Houlihan Lokey Capital, Inc. as its financial advisor.

In order to maximize the types of potential strategic alternatives available to us and enhance the benefits to be derived therefrom for our stockholders, we have opted to retain the cash proceeds received by us in connection with loan repayments and sales and have otherwise limited our origination activities. However, because our investment income has declined and is expected to continue to decline in the current and subsequent quarters as a result of this change in investment strategy, our Board of Directors has decided to suspend the declaration of any future distributions to our stockholders beyond the previously declared distribution of $0.035 per share to stockholders of record on March 31, 2016 and payable on April 15, 2016.

In addition, given that our Board of Directors has chosen to pursue a strategic process which, among other things, calls for reducing the size of our investment portfolio and the resulting impact that such reduction has had and will have on the fees payable to our investment adviser, our Board of Directors has terminated, effective January 1, 2016, our investment adviser’s management and incentive fee waiver and operating expense reimbursement obligations to ensure its continuing financial and operational viability pending the completion of the strategic process.

Operating Expense Reimbursement

Our investment adviser agreed to reimburse us for any operating expenses, excluding interest expenses, investment advisory and management fees, and offering expenses that exceed 1.50% of our net assets, beginning with our fiscal quarter ended September 30, 2014 through June 30, 2015. For our fiscal year 2016 and beyond, our investment adviser had agreed to reimburse us for any operating expenses, excluding interest expenses, investment advisory and management fees, and offering expenses, that exceed 1.75% of our net assets; however, on February 11, 2016, our Board of Directors authorized the termination of our investment adviser’s operating expense reimbursement obligations, effective as of January 1, 2016, as part of the strategic process. For the three and six months ended December 31, 2015, our investment adviser reimbursed us $231,208 and $506,364, respectively.

Management Fee and Incentive Fee Waiver

For the periods commencing on April 1, 2015 and ending on June 30, 2015 and commencing on July 1, 2015 and ending on June 30, 2016, our investment adviser had agreed to waive the portion of the base management fees and incentive fees that our investment adviser would otherwise be entitled to receive pursuant to our Investment Advisory Agreement to the extent required in order for us to earn net investment income sufficient to support the distribution payment on the shares of our common stock outstanding on the relevant record date for each monthly distribution as then declared by our board of directors; however, on February 11, 2016, our Board of Directors authorized the termination of our investment adviser’s management fee and incentive fee waiver, effective as of January 1, 2016, as part of the strategic process. For the three and six months ended December 31, 2015, we incurred $548,857 and $1,160,786, respectively, of base management fees, of which $214,129 has been accrued for as a management fee waiver year to date.

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

Time Period	Acquisitions(1) (dollars in millions)	Dispositions(2) (dollars in millions)	Weighted Average Interest Rate of Portfolio at End of Period(3)
For the year ended June 30, 2011	$90.0	$32.6	12.68%
For the year ended June 30, 2012	55.3	38.1	12.93%
For the year ended June 30, 2013	75.1	58.1	12.90%
For the year ended June 30, 2014	132.5	82.3	11.27%
July 1, 2014 through September 30, 2014	36.5	28.7	10.53%
October 1, 2014 through December 31, 2014	28.7	23.2	10.23%
January 1, 2015 through March 31, 2015	24.4	32.1	10.53%
April 1, 2015 through June 30, 2015	47.5	13.9	9.99%
For the year ended June 30, 2015	137.1	97.9	9.99%
July 1, 2015 through September 30, 2015	29.8	32.7	8.93%
October 1, 2015 through December 31, 2015	20.1	34.3	9.27%
For the year ended June 30, 2016 to date	49.9	67.0	9.27%
Since inception	$539.9	$376.0	N/A

(1)	Includes new deals, additional fundings, refinancings (inclusive of those on revolving credit facilities) and payment in kind “PIK” interest
(2)	Includes scheduled principal payments, prepayments, sales and repayments (inclusive of those on revolving credit facilities)
(3)	For transactions in the secondary market, the interest rate used for the weighted average interest rate reflects the effective yield on the loan at the purchase price. Weighted average interest rate is based upon the stated coupon rate and face value of outstanding debt securities at the measurement date. Debt securities on non-accrual status are included in the calculation and are treated as having 0.00% as their applicable interest rate for purposes of this calculation, unless such debt securities are valued at zero.

At December 31, 2015, the weighted average interest rate of our performing debt investments was 11.33%.

Portfolio Activity for the Six Months Ended December 31, 2015

The primary investment activities for the six months ended December 31, 2015 were fundings and repayments under the revolving credit facilities and the funding of the following loan facilities:

•	On July 1, 2015, the Company issued a $6.0 million mortgage note to 310E53RD, LLC, a real estate holding company.
•	On July 1, 2015, the senior secured credit facility and revolving commitment with Butler Burger Group, LLC, was fully repaid at par plus accrued interest and prepayment fees for total proceeds of $8.6 million.
•	On July 15, 2015, the senior secured credit facility with Medinet Investments, LLC was repaid in full at par plus accrued interest for total proceeds of $0.1 million.
•	On July 17, 2015, the Company purchased $3.0 million of a $175.0 million senior secured term loan to Liquidnet Holdings, Inc., an equities trading platform, at 96.375% of par.
•	On July 31, 2015, the Company purchased an additional $1.0 million of senior secured notes to Lee Enterprises, Incorporated, a daily and weekly newspaper publisher.
•	On September 3, 2015, the senior secured credit facility with GW Power, LLC and Greenwood Fuels WI, LLC was partially repaid for total proceeds of $2.2 million.
•	On September 10, 2015, the Company sold the full $2.0 million of the second lien term loan with GK Holdings, Inc. for total proceeds of $2.0 million plus accrued interest.

•	During the quarter ended September 30, 2015, the Company funded an additional $0.4 million of the senior secured term loan B to U.S. Oilfield Company, LLC, which increased the Company’s total investment to $7.1 million. The Company funded $0.3 million of the increase and the remainder was funded by a third party. The Company also received additional warrants for 2.964% of the class B non-voting shares of U.S. Oilfield Company, LLC.
•	On October 30, 2015, the Company sold its equity interest in West World Media, LLC for total proceeds of $2.2 million.
•	On October 30, 2015, the senior secured revolving loan with TransAmerican Asset Servicing Group, LLC was repaid with total proceeds of approximately $0.5 million and the limited liability company interest was written off.
•	On November 30, 2015, the senior secured note with Good Technology Corporation was repaid in full at par plus accrued interest and fees with total proceeds of approximately $11.1 million and the warrant was written off.
•	On December 10, 2015, the Company entered into an unfunded revolver commitment to Aptean, Inc., an enterprise software company.
•	On December 30, 2015, the senior secured term loan to New Media West, LLC was written off in its entirety.
•	On December 31, 2015, the senior secured term loan and common stock in Takoda Resources, Inc. was written off in its entirety.

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio, including our open swap contract, for the six months ended December 31, 2015 and for the year ended June 30, 2015:

	Six Months Ended December 31, 2015 (Unaudited)	Year Ended June 30, 2015
Beginning Investment Portfolio	$152,113,759	$150,190,759
Portfolio Investments Acquired(1)	49,879,326	137,121,602
Amortization and Accretion of Fixed Income Premiums and Discounts	918,157	1,496,851
Portfolio Investments Repaid	(66,972,203)	(97,880,572)
Sales and Maturities of Treasury Securities(2)	—	(25,000,000)
Net Change in Unrealized Gain (Loss) on Investments and Open Swap Contract	(4,475,862)	(6,237,328)
Net Realized Gains (Losses) on Investments and Open Swap Contract	(8,650,437)	(7,577,553)
Ending Investment Portfolio	$122,812,740	$152,113,759

(1)	Includes PIK interest.
(2)	U.S. Treasury Securities were purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

During the six months ended December 31, 2015, we recorded net unrealized appreciation (depreciation) of $(4,475,862). This consisted of $(3,602,764) of net unrealized depreciation on debt investments, $776,902 of net unrealized appreciation on equity investments, and $(1,650,000) of net unrealized depreciation on an open swap contract.

Portfolio Classifications

The following table shows the fair value of our portfolio of investments, including our open swap contract, by asset class as of December 31, 2015 and June 30, 2015.

	December 31, 2015 (Unaudited)		June 30, 2015
	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio
Investments:
Senior Secured Loans	$99.4	81.0%	$122.8	80.7%
Subordinated Secured Loans	5.9	4.8	7.9	5.2
Unsecured Notes	3.1	2.5	3.2	2.1
Warrants	0.3	0.2	2.7	1.8
Limited Liability Company Interests	0.9	0.8	1.2	0.8
Common Stock	14.9	12.1	14.3	9.4
Total Investments at Fair Value	124.5	101.4	152.1	100.0
Open Swap Contract Liability:
Total Return Swap	(1.7)	(1.4)	—	—
Total Investments and Open Swap Contract Liability at Fair Value	$122.8	100.0%	$—	—%

At December 31, 2015, the 28 borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 62% (i.e., each $62 of loan value outstanding is secured by $100 of collateral value). At June 30, 2015, the 32 borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 59% (i.e., each $59 of loan value outstanding is secured by $100 of collateral value).

The following table shows the fair value of our portfolio of investments by industry, as of December 31, 2015 and June 30, 2015. This table does not include our open swap contract.

	December 31, 2015 (Unaudited)		June 30, 2015
	Investments at Fair Value (dollars in millions)	Percentage of Total Investment Portfolio*	Investments at Fair Value (dollars in millions)	Percentage of Total Investment Portfolio
Power Generation	$14.6	11.8%	$13.0	8.5%
Building Cleaning and Maintenance Services	10.4	8.3	10.7	7.0
Radio Broadcasting	9.4	7.4	9.3	6.1
Appliance Parts Distributor	8.0	6.4	8.0	5.2
Wireless Communications	7.8	6.2	8.0	5.2
Consumer Financing	7.3	5.9	7.9	5.2
Real Estate Holding Company	5.9	4.7	—	—
Specialty Pharmaceuticals	5.9	4.7	6.0	3.9
Television Programming	5.3	4.2	5.8	3.8
Oil and Gas Field Services	5.2	4.2	10.1	6.8
Maritime Security Services	4.8	3.9	6.0	3.9
Daily and Weekly Newspaper Publisher	4.6	3.7	2.0	1.3
Hotel Operator	4.1	3.3	4.3	2.8
Gambling Machine Manufacturer	3.8	3.1	3.8	2.5
Food Distributors and Wholesalers	3.8	3.1	3.8	2.5
Grain Mill Products	3.8	3.1	3.3	2.2
Biological Products	3.5	2.8	3.4	2.3
Information and Data Services	3.3	2.7	3.4	2.2
Data Connectivity Service Company	3.1	2.5	3.2	2.1
Equities Trading Platform	2.8	2.3	—	—
Electric Services	2.8	2.3	5.2	3.5
Outdoor Advertising Services	1.9	1.5	2.0	1.3
Munitions	1.1	0.9	2.6	1.7
Energy Efficiency Services	0.8	0.6	3.6	2.4
Equipment Rental Services	0.6	0.5	0.6	0.4
Internet Advertising	0.4	0.4	2.4	1.6
Non-Residential Property Owner	0.3	0.2	1.3	0.9
Mobile Device Management	—	—	11.1	7.3
Real Estate Management Services	—	—	8.5	5.6
IT and Business Skill Training	—	—	2.0	1.3
Asset Recovery Services	—	—	0.5	0.3
Geophysical Surveying and Mapping Services	—	—	0.2	0.1
Medical Liability Claims Factoring	—	—	0.1	0.1
Healthcare Billing and Collections	—	—	—	—
Enterprise Software Company	(0.8)	(0.7)	—	—
Total	$124.5	100.0%	$152.1	100.0%

*	Total investment portfolio does not include our open swap contract.

Portfolio Grading

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of December 31, 2015, our portfolio had a weighted average grade of 3.06, based upon the fair value of the debt investments in the portfolio. Equity securities and investments in United States Treasury Bills are not graded. This was an increase of 0.10 from the weighted average grade of 2.96 at June 30, 2015.

At December 31, 2015, our debt investment portfolio was graded as follows:

	December 31, 2015 (Unaudited)
Grade	Summary Description	Fair Value	Percentage of Total Portfolio*
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$—	—%
2	The portfolio company is performing above expectations and the risk profile is generally favorable.	10,390,317	8.46
3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	83,569,523	68.04
4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable.	12,276,229	10.00
5	The investment is performing well below expectations and is not anticipated to be repaid in full.	2,147,967	1.75
		$108,384,036	88.25%

*	Total portfolio includes our total investments at fair value and open swap contract at fair value.

At June 30, 2015, our debt investment portfolio was graded as follows:

	June 30, 2015
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$8,516,728	5.60%
2	The portfolio company is performing above expectations and the risk profile is generally favorable.	10,720,287	7.05
3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	98,780,645	64.93
4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable.	9,932,823	6.53
5	The investment is performing well below expectations and is not anticipated to be repaid in full.	5,955,315	3.92
		$133,905,798	88.03%

We expect that a portion of our investments will be in grades 4 or 5 from time to time, and, as such, we will be required to work with portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 4 or 5 may fluctuate from period to period.

Results of Operations

Comparison of the three months ended December 31, 2015 and 2014

	Three Months Ended December 31, 2015		Three Months Ended December 31, 2014
	Total	Per Share(1)	Total	Per Share(1)
Total Investment Income	$4,829,333	$0.21	$4,912,220	$0.41
Interest Income(2)	3,724,930	0.16	4,466,872	0.37
Other Income	1,104,403	0.05	445,348	0.04
Net Operating Expenses	2,467,609	0.11	2,558,879	0.22
Management Fee	548,857	0.02	581,329	0.05
Incentive Fee	534,585	0.03	526,242	0.04
Total Advisory Fees	1,083,442	0.05	1,107,571	0.09
Administrative Fees	204,082	0.01	179,470	0.02
Director’s Fees	38,750	0.00	40,750	0.00
Interest Expenses	974,500	0.04	1,177,094	0.10
Professional Services Expense	213,973	0.01	139,926	0.02
Bank Fees	7,060	0.00	10,918	0.00
Other	169,186	0.01	151,523	0.01
Management Fee Waiver and Expense Reimbursement	(223,384)	(0.01)	(248,373)	(0.02)
Net Investment Income	2,361,724	0.11	2,353,341	0.19
Net Change in Unrealized Gain (Loss)	2,984,971	0.14	(7,624,759)	(0.64)
Net Realized Loss	(8,779,348)	(0.39)	(1,301,452)	(0.11)

(1)	The basic per share figures noted above are based on a weighted average of 22,527,816 and 11,949,034 shares outstanding for the three months ended December 31, 2015 and December 31, 2014, respectively, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our audited Consolidated Financial Statements.
(2)	Interest income includes PIK interest of $11,972 and $100,621 for the three months ended December 31, 2015 and December 31, 2014, respectively.

Total Investment Income

Total investment income includes interest and dividend income on our investments and other income, which is typically comprised of fee income. Fee income typically consists of administrative fees, prepayment fees, structuring fees and unused line fees.

Total investment income decreased from $4,912,220 for the three months ended December 31, 2014 to $4,829,333 for the three months ended December 31, 2015. The decrease in investment income was predominantly due to decreased interest income related to a smaller debt portfolio versus the prior year period and decreasing average coupon rates, and was partially offset by an increase in other income. The increase in other income is predominantly due to prepayment fees received as a result of the payoff of Good Technology Corporation.

Total investment income decreased on a per share basis, as interest income decreased from $0.37 per share for the three months ended December 31, 2014 to $0.16 per share for the three months ended December 31, 2015. Other income per share increased from $0.04 per share for the three months ended December 31, 2014 to $0.05 per share for the three months ended December 31, 2015. Per share figures noted above reflect an increase in the weighted average shares outstanding from 11,949,034 to 22,527,816 for the three months ended December 31, 2014 and 2015, respectively; this increase in share count from our rights offering increased the per share impact of decreased total investment income.

Expenses

Net operating expenses decreased from $2,558,879 for the three months ended December 31, 2014 to $2,467,609 for the three months ended December 31, 2015. The decrease in net operating expenses is primarily due to decreased interest expense related to reduced borrowings.

Net operating expenses per share decreased from $0.22 per share for the three months ended December 31, 2014 to $0.11 per share for the three months ended December 31, 2015. Per share figures noted above reflect an increase in the weighted average shares outstanding from 11,949,034 to 22,527,816 for the three months ended December 31, 2014 and December 31, 2015, respectively; this increase in share count from our rights offering increased the per share impact of decreased net operating expenses.

Net Investment Income

Net investment income increased from $2,353,341 for the three months ended December 31, 2014 to $2,361,724 for the three months ended December 31, 2015. The increase in net investment income for the three months ended December 31, 2015, as compared to the three months ended December 31, 2014 was primarily due to increased fee income related to the prepayment fees received as a result of the payoff of Good Technology Corporation and was partially offset by a decrease in interest income and interest expense.

Net investment income per share decreased from $0.19 per share for the three months ended December 31, 2014 to $0.11 per share for the three months ended December 31, 2015. Per share figures noted above reflect an increase in the weighted average shares outstanding from 11,949,034 to 22,527,816 for the three months ended December 31, 2014 as compared to the three months ended December 31, 2015. This increase in share count from our rights offering decreased the per share impact of increased net investment income.

Realized Gain (Loss) on Investments

Realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs.

During the three months ended December 31, 2015, we recorded net realized losses of $8,779,348, primarily in connection with the write off of the term loans to New Media West, LLC and Takoda Resources Inc. of $3,811,681 and $2,891,736, respectively, the write off of the warrant in Good Technology Corporation of $2,289,400 and the loss on the payoff of the revolving term loan to TransAmerican Asset Servicing Group, LLC of $3,161,166. These losses were partially offset by a gain from the payoff of the term loan to Good Technology Corporation of $1,508,603 and a gain from the sale of the equity interest in West World Media, LLC of $1,712,323.

During the three months ended December 31, 2014, we recorded realized losses of $1,301,452, primarily in connection with the final disposition of the investment in MDU Communications (USA) Inc., which resulted in a realized loss of $1,583,980. This loss was partially offset by a gain on the partial prepayments of PEAKS Trust 2009-1 of $509,112.

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

Net change in unrealized appreciation (depreciation) on investments and open swap contract was $2,984,971 for the three months ended December 31, 2015 compared to $(7,624,759) for the three months ended December 31, 2014. The following table summarizes the significant changes in unrealized appreciation (depreciation) of the Company’s investment portfolio, including our open swap contract, for the three months ended December 31, 2015 by portfolio company.

Portfolio Company	Change in Unrealized Appreciation (Depreciation)	December 31, 2015 (Unaudited)			September 30, 2015 (Unaudited)
		Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)
New Media West, LLC	$3,811,681	$—	$—	$—	$3,811,681	$—	$(3,811,681)
TransAmerican Asset Servicing Group, LLC	3,085,131	—	—	—	3,630,531	545,400	(3,085,131)
Takoda Resources, Inc.	2,907,250	—	—	—	2,986,718	79,468	(2,907,250)
West World Media, LLC	(1,769,500)	—	—	—	430,500	2,200,000	1,769,500
Ads Direct Media, Inc.	(1,500,663)	1,950,195	443,667	(1,506,528)	2,184,159	2,178,294	(5,865)
Other(1)	(3,548,928)	145,420,551	122,369,073	(23,051,478)	156,780,802	137,278,252	(19,502,550)
Totals	$2,984,971	$147,370,746	$122,812,740	$(24,558,006)	$169,824,391	$142,281,414	$(27,542,977)

(1)	Other represents all remaining investments.

Comparison of the six months ended December 31, 2015 and 2014

	Six Months Ended December 31, 2015		Six Months Ended December 31, 2014
	Total	Per Share(1)	Total	Per Share(1)
Total Investment Income	$9,569,955	$0.42	$8,998,844	$0.76
Interest Income(2)	7,919,423	0.35	8,344,471	0.70
Dividend Income	20,647	0.00	—	—
Other Income	1,629,885	0.07	654,373	0.06
Net Operating Expenses	4,784,015	0.21	4,803,429	0.40
Management Fee	1,160,786	0.05	1,153,887	0.10
Incentive Fee	1,016,362	0.05	916,092	0.07
Total Advisory Fees	2,177,148	0.10	2,069,979	0.17
Administrative Fees	399,364	0.02	355,147	0.03
Director’s Fees	84,500	0.00	88,696	0.01
Interest Expenses	1,978,329	0.09	2,179,477	0.18
Professional Services Expense	553,525	0.02	359,594	0.03
Bank Fees	15,801	0.00	21,189	0.00
Other	295,841	0.01	260,394	0.02
Management Fee Waiver and Expense Reimbursement	(720,493)	(0.03)	(531,047)	(0.04)
Net Investment Income	4,785,940	0.21	4,195,415	0.35
Net Change in Unrealized Gain (Loss)	(4,475,862)	(0.19)	(9,639,794)	(0.81)
Net Realized Loss	(8,650,437)	(0.38)	(899,793)	(0.08)

(1)	The basic per share figures noted above are based on a weighted average of 22,851,579 and 11,913,284 shares outstanding for the six months ended December 31, 2015 and December 31, 2014, respectively, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our audited Consolidated Financial Statements.
(2)	Interest income includes PIK interest of $56,492 and $202,235 for the six months ended December 31, 2015 and December 31, 2014, respectively.

Total Investment Income

Total investment income includes interest and dividend income on our investments and other income, which is typically comprised of fee income. Fee income typically consists of administrative fees, prepayment fees, structuring fees and unused line fees.

Total investment income increased from $8,998,844 for the six months ended December 31, 2014 to $9,569,955 for the six months ended December 31, 2015. The increase in investment income was predominantly due to increased other income. The increase in other income is predominantly due to prepayment fees received as a result of the payoff of Good Technology Corporation and Butler Burger Group, LLC.

Total investment income decreased on a per share basis, as interest income decreased from $0.70 per share for the six months ended December 31, 2014 to $0.35 per share for the six months ended December 31, 2015. Other income per share increased from $0.06 per share for the six months ended December 31, 2014 to $0.07 per share for the six months ended December 31, 2015. Per share figures noted above reflect an increase in the weighted average shares outstanding from 11,913,284 to 22,851,579 for the six months ended December 31, 2014 and 2015, respectively; this increase in share count from our rights offering decreased the per share impact of increased total investment income.

Expenses

Net operating expenses decreased from $4,803,429 for the six months ended December 31, 2014 to $4,784,015 for the six months ended December 31, 2015. The decrease in net operating expenses is primarily due to decreased interest expense related to reduced borrowings. The decrease in interest expense was partially offset by an increase in professional fees, which were higher primarily due to fees for the initial annual audit of the Company’s internal controls over financial reporting.

Net operating expenses per share decreased from $0.40 per share for the six months ended December 31, 2014 to $0.21 per share for the six months ended December 31, 2015. Per share figures noted above reflect an increase in the weighted average shares outstanding from 11,913,284 to 22,851,579 for the six months ended December 31, 2014 and December 31, 2015, respectively; this increase in share count from our rights offering increased the per share impact of decreased net operating expenses.

Net Investment Income

Net investment income increased from $4,195,415 for the six months ended December 31, 2014 to $4,785,940 for the six months ended December 31, 2015. The increase in net investment income for the six months ended December 31, 2015, as compared to the six months ended December 31, 2014, was primarily due to increased fee income related to the prepayment fees received as a result of the payoff of Good Technology Corporation and Butler Burger Group, LLC. The increase in other income was partially offset by lower interest income during the period.

Net investment income per share decreased from $0.35 per share for the six months ended December 31, 2014 to $0.21 per share for the six months ended December 31, 2015. Per share figures noted above reflect an increase in the weighted average shares outstanding from 11,913,284 to 22,851,579 for the six months ended December 31, 2014 as compared to the six months ended December 31, 2015. This increase in share count from our rights offering decreased the per share impact of increased net investment income.

Realized Gain (Loss) on Investments

Realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs.

During the six months ended December 31, 2015, we recorded net realized losses of $8,650,437, primarily in connection with the write off of the term loans to New Media West, LLC and Takoda Resources Inc. of $3,811,681 and $2,891,736, respectively, the write off of the warrant in Good Technology Corporation of $2,289,400 and the loss on the full payoff of the revolving term loan to TransAmerican Asset Servicing Group, LLC of $3,161,166. These losses were partially offset by a gain from the payoff of the term loan to Good Technology Corporation of $1,508,603 and a gain from the sale of the equity interest in West World Media, LLC of $1,712,323.

During the six months ended December 31, 2014, we recorded realized losses of $899,793, primarily in connection with a loss from the final disposition of the investment in MDU Communications (USA) Inc., which resulted in a realized loss of $1,583,980. This loss was partially offset by a gain on the partial prepayments of PEAKS Trust 2009-1 of $918,426.

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

From time to time, we may enter into a new transaction with a portfolio company as a result of the sale, merger, foreclosure, bankruptcy or other corporate event involving the portfolio company. In such cases, we may receive newly issued notes, securities and/or other consideration in exchange for, or resulting from, the cancellation of the instruments previously held by the Company with regard to that portfolio company. In such cases, we may experience a realized loss on the instrument being sold or cancelled, and, concurrently, an elimination of any previously recognized unrealized losses on the portfolio investment. Such elimination of unrealized gain (loss) is included on the Consolidated Statements of Operations as a (decrease) increase in the Net Change in Unrealized Gain (Loss) on Investments.

Net change in unrealized appreciation (depreciation) on investments and open swap contract was $(4,475,862) for the six months ended December 31, 2015 compared to $(9,639,794) for the six months ended December 31, 2014. The following table summarizes the significant changes in unrealized appreciation (depreciation) of the Company’s investment portfolio, including our open swap contract, for the six months ended December 31, 2015 by portfolio company.

Portfolio Company	Change in Unrealized Appreciation (Depreciation)	December 31, 2015 (Unaudited)			June 30, 2015
		Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)
New Media West, LLC	$3,811,681	$—	$—	$—	$3,811,681	$—	$(3,811,681)
TransAmerican Asset Servicing Group, LLC	3,068,175	—	—	—	3,534,960	466,785	(3,068,175)
Takoda Resources, Inc.	2,892,947	—	—	—	3,054,532	161,585	(2,892,947)
US Shale Solutions, Inc.	(2,750,791)	6,642,072	1,704,300	(4,937,772)	6,642,071	4,455,090	(2,186,981)
Modular Process Control, LLC	(2,708,671)	7,123,312	800,000	(6,323,312)	7,278,468	3,663,827	(3,614,641)
Other(1)	(8,789,203)	133,605,362	120,308,440	(13,296,922)	147,874,191	143,366,472	(4,507,719)
Totals	$(4,475,862)	$147,370,746	$122,812,740	$(24,558,006)	$172,195,903	$152,113,759	$(20,082,144)

(1)	Other represents all remaining investments.

Liquidity and Capital Resources

At December 31, 2015, we had investments in debt securities of 28 companies, totaling approximately $108.4 million at fair value, equity investments in 13 companies, totaling approximately $16.1 million at fair value, and an open swap contract with 1 company, held at approximately $(1.7) million at fair value. The debt investment amount includes $56,492 in accrued PIK interest earned for the six months ended December 31, 2015, and $458,877, cumulatively, which is added to the carrying value of our investments.

For the six months ended December 31, 2015, cash provided by operating activities, consisting primarily of net repayments of investments and the items described in “Results of Operations,” was approximately $7.3 million, reflecting the purchases and repayments of investments, net investment income resulting from operations, offset by non-cash income related to OID income, changes in working capital and accrued interest receivable. Net cash provided by purchases and sales of investments was approximately $16.9 million, reflecting principal repayments of $66.8 million, offset by additional investments of $49.9 million.

As of December 31, 2015, we did not have any outstanding borrowings under our senior secured credit facility (the “Credit Facility”) with Santander Bank, N.A. (“Santander Bank”), as administrative agent. On November 6, 2013, the Company increased the size of the Credit Facility from $32.5 million to $45.0 million. On September 12, 2014, the Company entered into an amendment to our Credit Facility with Santander Bank to give the Company the option to increase the size of the facility from $45.0 million to $60.0 million and to provide additional criteria for eligibility of loans under the borrowing base under the credit facility. The Company has not exercised its option to expand the Credit Facility as of December 31, 2015. In addition, as of December 31, 2015, the Company had $33.6 million in Notes Payable outstanding.

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

Share Repurchase Program

On April 7, 2014, the Board of Directors authorized a share repurchase program which provides for the purchase of up to 1 million shares of outstanding common stock to be implemented at the discretion of our management team. On August 26, 2015, the Board of Directors authorized the purchase of an additional 1 million shares to provide for the purchase of up to 2 million shares of the outstanding common stock as part of the share repurchase program. Under the repurchase program, we may, but are not obligated to, repurchase our outstanding common stock in the open market from time to time. The timing and number of shares to be repurchased in the open market will depend on a number of factors, including market conditions and alternative investment opportunities. In addition, any repurchases will be conducted in accordance with the 1940 Act. For the three months ended December 31, 2015, the Company repurchased 290,780 shares under the share repurchase program at the weighted average price of $3.16 per share. As of February 16, 2016, the Company has repurchased an aggregate of 763,187 shares under the share repurchase program at the weighted average price of $3.17 per share, resulting in $2.4 million of cash paid, under the program since September 17, 2015.

Contractual Obligations

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Credit Facility(1)	$—	$—	$—	$—	$—
Notes	33.6	—	—	33.6	—
Total	$33.6	$—	$—	$33.6	$—

(1)	On September 12, 2014, we entered into an amendment to our Credit Facility with Santander Bank, N.A. to give the Company the option to increase the size of the facility from $45.0 million to $60.0 million and to provide additional criteria for eligibility of loans under the borrowing base under the credit facility. We have not exercised our option to expand the facility as of December 31, 2015. At December 31, 2015, $45.0 million remained unused under the Credit Facility.

In addition to the contractual obligations set forth above, we have certain obligations with respect to the investment advisory and administration services we receive. See “Overview.” We incurred fees of $2,177,148 for investment advisory services and $399,364 for administrative services for the six months ended December 31, 2015.

As of December 31, 2015, we had approximately $8.7 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.

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

The Credit Facility matures on June 3, 2016 and bears interest based on a tiered rate structure, depending upon utilization, ranging from LIBOR (one month, two month or three month, depending on our option) plus 3.25% to 4.00% per annum, or from Santander Bank’s prime rate plus 1.25% to 2.00% per annum, based on our election. In addition, a fee of 0.50% per annum is charged on unused amounts under the Credit Facility. The Credit Facility is secured by all of our assets. Under the Credit Facility, we have made certain customary representations and warranties, and are required to comply with various covenants, reporting requirements and other customary requirements, including a minimum balance sheet leverage ratio, for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature. On November 6, 2013, the Company increased the size of its Credit Facility with Santander Bank from $32.5 million to $45.0 million. On September 12, 2014, the Company entered into an amendment to our Credit Facility with Santander Bank to give the Company the option to increase the size of the facility from $45.0 million to $60.0 million and to provide additional criteria for eligibility of loans under the borrowing base under the credit facility. The Company has not exercised its option to expand the Credit Facility as of December 31, 2015.

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

The Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. We may repurchase the Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the Indenture. As of December 31, 2015, we had not repurchased any of the Notes in the open market.

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

Certain members of Full Circle Advisors’ investment committee presently manage Full Circle Funding, LP, a specialty lender serving lower middle-market companies. Although the existing investment funds managed by Full Circle Funding, LP are no longer making investments in new opportunities, any affiliated investment vehicle formed in the future and managed by our investment adviser or its affiliates may, notwithstanding different stated investment objectives, have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. Full Circle Advisors and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, Full Circle Advisors or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with Full Circle Advisors’ allocation procedures.

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

Recent Developments

Recent Portfolio Activity

Effective January 14, 2016, the Company participated in a restructuring process with US Shale Solutions, Inc. in which the Company exchanged its $9.0 million senior secured bond and its warrants in return for approximately $2.2 million of a second lien term loan and equity in US Shale Solutions, Inc. As part of the restructuring, the Company funded approximately $1.1 million of a new senior secured term loan.

On February 5, 2016, Calpine Corporation announced that it has entered into a definitive agreement to acquire Granite Ridge Energy, LLC for approximately $500 million. Upon closing of the transaction, the Company is expected to receive approximately $14.5 million in exchange for the 60,000 shares of the common stock held by the Company. Upon settlement, the Company expects to contemporaneously unwind the total return swap contract hedging this position.

On February 10, 2016, the senior secured term loan with Solex Fine Foods, LLC; Catsmo, LLC was repaid with approximately $4.1 million of principal and interest received by the Company.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2015, 7 debt investments in our portfolio bore interest at a fixed rate, and the remaining 30 debt investments were at variable rates, representing approximately $25.2 million and $83.2 million in principal debt, respectively. The variable rates are based upon LIBOR.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying Prime Rate or LIBOR, and no other change in our portfolio as of December 31, 2015. We have also assumed there are no outstanding floating rate borrowings by the Company. See the below table for the effect the rate changes would have on net investment income.

LIBOR or Prime Rate Increase (Decrease)	Increase (decrease) of Net Investment Income (in millions)
3.00%	$2.1
2.00%	$1.3
1.00%	$0.5
(1.00)%	$(0.1)
(2.00)%	$(0.2)
(3.00)%	$(0.3)

Although management believes that this analysis is indicative of our existing interest rate sensitivity at December 31, 2015, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

As of December 31, 2015, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Except as indicated below, there have been no material changes during the six months ended December 31, 2015 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2015.

Investments in our portfolio companies in the power and energy industries involve various operational, construction and regulatory risks that could adversely affect our results of operations, liquidity and financial condition.

The development, operation and maintenance of power and energy generation facilities involves many risks, including, as applicable, labor issues, start-up risks, breakdown or failure of facilities, lack of sufficient capital to maintain the facilities, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions or other natural events, as well as the risk of performance below expected levels of output, efficiency or reliability, the occurrence of any of which could result in lost revenues and/or increased expenses. In turn, such developments could impair a portfolio company’s ability to repay its debt or conduct its operations. We may also choose or be required to decommission a power generation facility or other asset. The decommissioning process could be protracted and result in the incurrence of significant financial and/or regulatory obligations or other uncertainties.

Our power and energy sector portfolio companies may also face construction risks typical for power generation and related infrastructure businesses. Such developments could result in substantial unanticipated delays or expenses and, under certain circumstances, and could prevent completion of construction activities once undertaken. Delays in the completion of any power project may result in lost revenues or increased expenses, including higher operation and maintenance costs related to such portfolio company.

The power and energy sectors are the subject of substantial and complex laws, rules and regulation by various federal and state regulatory agencies. Failure to comply with applicable laws, rules and regulations could result in the prevention of operation of certain facilities or the prevention of the sale of such a facility to a third party, as well as the loss of certain rate authority, refund liability, penalties and other remedies, all of which could result in additional costs to a portfolio company and adversely affect the investment results.

The power generation industry is subject to many risks.

As of December 31, 2015, our investments in the power generation industry represented approximately 11.8% of the fair value of our investment portfolio, excluding our open swap contract. The revenues, income (or losses) and valuations of power generation companies can fluctuate suddenly and dramatically due to any one or more of the following factors:

Commodity Pricing Risk.  In general, commodity prices directly affect energy companies, such as the market prices of crude oil, natural gas, coal and wholesale electricity, especially for those who own the underlying energy commodity. In addition, the volatility of commodity prices can affect other energy companies due to the impact of prices on the volume of commodities produced, transported, processed, stored or distributed and on the cost of fuel for power generation companies. The volatility of commodity prices can also affect energy companies’ ability to access the capital markets in light of market perception that their performance may be directly tied to commodity prices. Historically, energy commodity prices have been cyclical and exhibited significant volatility, such as the recent significant decline in oil and natural gas prices. Some of our portfolio companies may not engage in hedging transactions to minimize their exposure to commodity price risk. Those companies that engage in such hedging transactions remain subject to market risks, including market liquidity and counterparty creditworthiness.

Regulatory Risk.  Changes in the regulatory environment could adversely affect the profitability of energy companies. Federal, state and local governments heavily regulate the businesses of energy companies in diverse matters, such as the way in which energy assets are constructed, maintained and operated, environmental regulations and requirements, and the prices energy companies may charge for their products and services. Such regulation can change over time in scope and intensity. Additionally, certain states in which our portfolio companies operate have adopted, or are considering adopting, new or more stringent disclosure and additional well-location and well-construction requirements related to production operations. Moreover, many state and federal environmental laws provide for civil penalties as well as regulatory remediation, thus adding to the potential liability an energy company may face.

Production Risk.  The volume of crude oil, natural gas or other energy commodities available for producing, transporting, processing, storing, distributing or generating power may materially impact the profitability of energy companies. A significant decrease in the production of natural gas, crude oil, coal or other energy commodities, due to the decline of production from existing facilities, import supply disruption, depressed commodity prices, political events, OPEC actions or otherwise, could reduce revenue and operating income or increase operating costs of energy companies and, therefore, their ability to service debt or pay dividends. Similarly, the excess production of crude oil, natural gas or other energy commodities may result in the decline in the prices of these commodities, which could negatively impact the results of operations and financial condition of operating companies, including their ability to service debt obligations or pay dividends.

Demand Risk.  A sustained decline in demand for crude oil, natural gas, refined petroleum products, coal and electricity could materially affect revenues and cash flows of energy companies. Factors that could lead to a decrease in market demand include a recession or other adverse economic conditions, increases in the market price of the underlying commodity, higher taxes or other regulatory actions that increase costs, or shifts in consumer demand for such products. The long-term effect of a decline in demand is uncertain, and may adversely impact a portfolio company’s ability to satisfy financial or operating covenants imposed by us or other lenders.

Depletion and Exploration Risk.  A portion of an energy company’s assets may consist of natural gas, crude oil and/or coal reserves and other commodities that naturally deplete over time. Depletion could have a material adverse impact on such company’s ability to maintain its revenue. Further, estimates of energy reserves may not be accurate and, even if accurate, reserves may not be produced profitably. In addition, exploration of energy resources, especially of oil and natural gas, is inherently risky and requires large amounts of capital.

Weather Risk.  Unseasonable extreme weather patterns could result in significant volatility in demand for energy and power or may directly affect the operations of individual companies. In addition, hurricanes (particularly those along the Gulf Coast or in the Gulf of Mexico) could damage offshore production platforms or coastal oil or natural gas gathering or transmission facilities, causing delays or disruption in the flows of oil and natural gas to the marketplace. These weather-related risks may create fluctuations in earnings of energy companies.

Operational Risk.  Energy companies are subject to various operational risks, such as failed drilling or well development, unscheduled outages, underestimated cost projections, unanticipated operation and maintenance expenses, failure to obtain the necessary permits to operate and failure of third-party contractors (such as energy producers and shippers) to perform their contractual obligations. In addition, energy companies employ a variety of means of increasing cash flow, including increasing utilization of existing facilities, expanding operations through new construction, expanding operations through acquisitions, or securing additional long-term contracts. Thus, some energy companies may be subject to construction risk, acquisition risk or other risks arising from their specific business strategies.

Competition Risk.  Our energy-focused portfolio companies face substantial competition in acquiring properties, enhancing and developing their assets, marketing their commodities, securing trained personnel and operating their properties. Many of their competitors, including major oil companies, natural gas utilities, independent power producers and other private independent energy companies, may have financial and other resources that substantially exceed their resources. Our energy-focused portfolio companies may face greater competition in the production, marketing and selling of power and energy products brought about in part from the deregulation of the energy markets.

Valuation Risk.  The valuations of our energy-focused portfolio companies are based, in part, on the value of their assets. The valuations of the assets of our energy-focused portfolio companies are subject to uncertainties inherent in estimating quantities of reserves of oil and natural gas and in projecting future rates of production and the timing of development expenditures, which are dependent upon many factors beyond our control. The estimates rely on various assumptions, including, for example, commodity prices, operating expenses, capital expenditures and the availability of funds, and are therefore inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the value of our investments.

Financing Risk.  Some of our energy-focused portfolio companies may rely on the capital markets to raise money to pay their existing obligations. Any of the risk factors associated with energy companies described above, general economic and market conditions or other factors may affect their ability to access the capital markets on attractive terms. This may in turn affect their ability to satisfy their obligations to us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not engage in unregistered sales of equity securities during the six months ended December 31, 2015.

Issuer Purchases of Equity Securities

For the quarter ended December 31, 2015, as a part of our dividend reinvestment plan for our common stockholders, we purchased 16,693 shares of our common stock for an average price of approximately $2.90 per share in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines repurchases of our common stock during the quarter ended December 31, 2015.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 2015	5,181	$3.16	—	—
November 2015	5,196	$3.06	—	—
December 2015	6,316	$2.56	—	—
Total	16,693	$2.90	—	—

For the three months ended December 31, 2015, the Company repurchased 290,780 shares under the share repurchase program at the weighted average price of $3.16 per share. As of February 16, 2016, the Company has repurchased an aggregate of 763,187 shares under the share repurchase program at the weighted average price of $3.17 per share, resulting in $2.4 million of cash paid, under the program since September 17, 2015.

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

FULL CIRCLE CAPITAL CORPORATION
Date: February 16, 2016	/s/ Gregg J. Felton Gregg J. Felton, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the dates indicated.

Date: February 16, 2016	/s/ Michael J. Sell Michael J. Sell, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)