Form 10-Q
period 2016-03-31
Full Circle Capital Corp
filed 2016-05-13
CIK 1490013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of May 13, 2016 was 22,472,243.

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

		March 31, 2016	June 30, 2015
		(Unaudited)
Assets
Control Investments at Fair Value (Cost of $408,606 and $11,409,596, respectively)		$130,000	$5,812,064
Affiliate Investments at Fair Value (Cost of $20,003,978 and $24,434,726, respectively)		3,787,728	16,019,272
Non-Control/Non-Affiliate Investments at Fair Value (Cost of $98,216,482 and $136,351,581, respectively)		87,357,234	130,282,423
Total Investments at Fair Value (Cost of $118,629,066 and $172,195,903, respectively)	(NOTE 9)	91,274,962	152,113,759
Cash		19,778,639	3,736,563
Interest Receivable		1,098,038	1,903,606
Principal Receivable		27,578	23,287
Distributions Receivable		—	15,141
Due from Affiliates		246,929	605,749
Due from Portfolio Investments		256,340	180,300
Receivable on Open Swap Contract		—	1,081
Receivable for Investments Sold		2,849,194	—
Prepaid Expenses		148,547	66,105
Other Assets		28,483	1,483,578
Deferred Offering Expenses		367,807	328,168
Deferred Credit Facility Fees	(NOTE 8)	50,624	267,645
Total Assets		116,127,141	160,724,982
Liabilities
Due to Affiliates	(NOTE 5)	716,479	1,052,489
Accrued Liabilities		289,282	179,378
Deposit from Swap Counterparty		—	10,380,000
Payable for Investments Acquired		—	15,020,000
Distributions Payable		786,529	813,240
Interest Payable		45,062	57,605
Other Liabilities		187,826	305,957
Accrued Offering Expenses		—	7,258
Notes Payable 8.25% due June 30, 2020 (plus unamortized premium of $141,218 and $158,504 and less deferred debt issuance costs of $714,453 and $833,541, respectively)	(NOTE 8)	33,072,290	32,970,488
Total Liabilities		35,097,468	60,786,415
Commitments and contingencies	(NOTE 12)	—	—
Net Assets		$81,029,673	$99,938,567
Components of Net Assets
Common Stock, par value $0.01 per share (100,000,000 authorized; 22,472,243 and 23,235,430 issued and outstanding, respectively)		$224,722	$232,354
Paid-in Capital in Excess of Par		130,072,314	132,487,067
Distributions in Excess of Net Investment Income		(763,276)	(119,318)
Accumulated Net Realized Losses		(21,149,983)	(12,579,392)
Accumulated Net Unrealized Losses		(27,354,104)	(20,082,144)
Net Assets		$81,029,673	$99,938,567
Net Asset Value Per Share		$3.61	$4.30

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

		Three Months Ended March 31,		Nine Months Ended March 31,
		2016	2015	2016	2015
Investment Income
Interest Income from Non-Control/Non-Affiliate Investments		$3,164,723	$3,310,605	$9,804,079	$9,486,149
Interest Income from Affiliate Investments		143,205	629,108	1,093,647	1,835,289
Interest Income from Control Investments		134,619	317,431	464,244	1,280,177
Dividend Income from Control Investments		13,351	—	33,998	—
Other Income from Non-Control/Non-Affiliate Investments		119,661	19,148	1,696,484	524,990
Other Income from Affiliate Investments		933	625	4,314	94,667
Other Income from Control Investments		94,385	12,500	119,385	37,500
Other Income from Non-Investment Sources	(NOTE 5)	(880)	19,108	23,801	48,597
Total Investment Income		3,669,997	4,308,525	13,239,952	13,307,369
Operating Expenses
Management Fee		451,381	545,564	1,612,167	1,699,451
Incentive Fee		246,879	419,559	1,263,241	1,335,651
Total Advisory Fees	(NOTE 5)	698,260	965,123	2,875,408	3,035,102
Allocation of Overhead Expenses		58,161	53,511	166,183	127,028
Sub-Administration Fees		57,539	65,195	196,268	194,999
Officers’ Compensation		76,306	75,913	228,919	227,739
Total Costs Incurred Under Administration Agreement	(NOTE 5)	192,006	194,619	591,370	549,766
Directors’ Fees		34,750	49,750	119,250	138,446
Interest Expenses	(NOTE 8)	931,933	1,119,639	2,910,262	3,299,116
Professional Services Expense		218,058	149,698	771,583	509,292
Bank Fees		7,396	8,910	23,197	30,099
Other		118,845	142,326	414,686	402,720
Total Gross Operating Expenses		2,201,248	2,630,065	7,705,756	7,964,541
Fee Waivers and Expense Reimbursement	(NOTE 5)	(246,879)	(299,476)	(967,372)	(830,523)
Total Net Operating Expenses		1,954,369	2,330,589	6,738,384	7,134,018
Net Investment Income		1,715,628	1,977,936	6,501,568	6,173,351
Net Change in Unrealized Gain (Loss) on:
Investments		(4,446,098)	3,165,547	(7,271,960)	(6,474,247)
Open Swap Contract		1,650,000	—	—	—
Net Change in Unrealized Gain (Loss)		(2,796,098)	3,165,547	(7,271,960)	(6,474,247)
Net Realized Gain (Loss) on:
Non-Control/Non-Affiliate Investments		1,851,853	(3,458,023)	(2,607,787)	(4,186,132)
Affiliate Investments		(348,339)	44,461	1,363,984	44,461
Control Investments		661,613	(71,953)	(5,444,394)	(242,389)
Open Swap Contract		(2,085,281)	—	(1,882,293)	—
Foreign Currency Transactions		—	—	(101)	(1,248)
Net Realized Gain (Loss)		79,846	(3,485,515)	(8,570,591)	(4,385,308)
Net Increase (Decrease) in Net Assets Resulting from Operations		$(1,000,624)	$1,657,968	$(9,340,983)	$(4,686,204)
Earnings (Loss) per Common Share Basic and Diluted	(NOTE 4)	$(0.04)	$0.14	$(0.41)	$(0.39)
Net Investment Income per Common Share Basic and Diluted		$0.08	$0.17	$0.29	$0.52
Weighted Average Shares of Common Stock Outstanding Basic		22,472,243	11,949,034	22,726,053	11,925,027
Weighted Average Shares of Common Stock Outstanding Diluted		22,472,243	11,990,011	22,726,053	11,925,027

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	Nine Months Ended March 31, 2016	Nine Months Ended March 31, 2015
Increase (Decrease) in Net Assets Resulting from Operations:
Net Investment Income	$6,501,568	$6,173,351
Net Change in Unrealized Gain (Loss) on Investments and Open Swap Contract	(7,271,960)	(6,474,247)
Net Realized Gain (Loss) on:
Investments and Open Swap Contract	(8,570,490)	(4,384,060)
Foreign Currency Transactions	(101)	(1,248)
Net Realized Gain (Loss)	(8,570,591)	(4,385,308)
Net Increase (Decrease) in Net Assets Resulting from Operations	(9,340,983)	(4,686,204)
Dividends from Net Investment Income	(6,501,568)	(6,173,351)
Distributions from Other Sources	(643,958)	(1,031,917)
Net Decrease in Net Assets Resulting from Distributions	(7,145,526)	(7,205,268)
Capital Share Transactions:
Repurchase of Common Stock Under Share Repurchase Program	(2,422,385)	—
Issuance of Common Stock	—	42,965,123
Less Offering Costs and Underwriting Fees	—	(1,405,988)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(2,422,385)	41,559,135
Total Increase (Decrease) in Net Assets	(18,908,894)	29,667,663
Net Assets at Beginning of Period	99,938,567	72,980,277
Net Assets at End of Period	$81,029,673	$102,647,940
Capital Share Activity:
Shares Repurchased Under Share Repurchase Program	(763,187)	—
Shares Issued	—	506,000
Shares Subscribed	—	11,205,921
Shares Outstanding at Beginning of Period	23,235,430	11,443,034
Shares Outstanding at End of Period	22,472,243	23,154,955

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended March 31, 2016	Nine Months Ended March 31, 2015
Cash Flows from Operating Activities:
Net Increase (Decrease) in Net Assets Resulting from Operations	$(9,340,983)	$(4,686,204)
Adjustments to Reconcile Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Purchases of Investments	(79,350,361)	(89,325,596)
Increase in Investments Due to PIK	(110,997)	(302,030)
Proceeds from Sale or Refinancing of Investments and Open Swap Contract	125,735,984	108,972,116
Net Realized (Gain) Loss on:
Investments and Open Swap Contract	8,570,490	4,384,060
Foreign Currency Transactions	101	1,248
Net Change in Unrealized (Gain) Loss on Investments and Open Swap Contract	7,271,960	6,474,247
Amortization and Accretion of Fixed Income Premiums and Discounts	(1,278,380)	(994,995)
Amortization and Accretion of Deferred Debt Issuance Premiums and Costs	101,802	118,655
Amortization of Deferred Credit Facility Fees	217,021	202,719
Change in Operating Assets and Liabilities
Deposit with Broker	—	2,525,000
Interest Receivable	805,568	(578,827)
Principal Receivable	(4,291)	104,433
Distributions Receivable	15,141	—
Due from Affiliates	358,820	(345,350)
Due from Portfolio Investments	(76,040)	(16,623)
Receivable on Open Swap Contract	1,081	—
Receivable for Investments Sold	(2,849,194)	—
Prepaid Expenses	(82,442)	(78,233)
Other Assets	1,455,095	(570,642)
Due to Affiliates	(336,010)	91,668
Accrued Liabilities	109,904	(134,856)
Deposit from Swap Counterparty	(10,380,000)	—
Due to Broker	—	(25,000,221)
Payable for Investments Acquired	(15,020,000)	(24,900,172)
Interest Payable	(12,543)	46,270
Other Liabilities	(118,131)	(421,034)
Net Cash Provided by (Used in) Operating Activities	25,683,595	(24,434,367)
Cash Flows from Financing Activities:
Bank Overdraft	—	(821,316)
Borrowings Under Credit Facility	101,505,921	164,454,636
Payments Under Credit Facility	(101,505,921)	(145,682,539)
Distributions Paid to Shareholders	(7,172,237)	(7,171,366)
Deferred Credit Facility Fees	—	(93,122)
Payment of Offering Expenses and Underwriting Fees	(46,897)	(429,837)
Proceeds from Notes Payable	—	12,620,559
Proceeds from Issuance of Common Stock	—	3,744,399
Payment for Repurchase of Common Stock Under Share Repurchase Program	(2,422,385)	—
Net Cash Provided by (Used in) Financing Activities	(9,641,519)	26,621,414
Total Increase (Decrease) in Cash	16,042,076	2,187,047
Cash Balance at Beginning of Period	3,736,563	—
Cash Balance at End of Period	$19,778,639	$2,187,047

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) – (continued)

	Nine Months Ended March 31, 2016	Nine Months Ended March 31, 2015
Supplemental Disclosures of Non-Cash Operating Activities:
Exercise of General Cannabis Corp, formerly known as Advanced Cannabis Solutions, Inc., warrant into common stock	$—	$433,929
Supplemental Disclosures of Non-Cash Financing Activities:
Distributions Declared, Not Yet Paid	$786,529	$800,585
Accrued Offering Expenses	$—	$1,201,303
Stock Subscriptions Receivable	$—	$39,220,724
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$2,603,982	$2,954,748

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited)
March 31, 2016

Description and Industry(1)	Type of Investment(2)		Par Amount/Quantity	Cost	Fair Value	% of Net Asset Value
Control Investments(3)
Texas Westchester Financial, LLC Consumer Financing	Limited Liability Company Interestsˆ		9,278	$408,606	$130,000	0.16%
Total Control Investments				408,606	130,000	0.16%
Affiliate Investments(4)
Modular Process Control, LLC Energy Efficiency Services	Senior Secured Revolving Loan, 14.50% (one month LIBOR plus 13.50%, 14.50% floor), 3/28/2017	(5)	$1,068,959	1,065,740	772,768	0.95%
	Senior Secured Term Loan, 15.50% (one month LIBOR plus 14.50%, 15.50% floor), 3/28/2017	(5)	$4,900,000	4,759,936	—	—%
	Senior Secured Term Loan – Tranche 2, 18.00% (one month LIBOR plus 17.00%, 18.00% floor), 3/28/2017(5),	**	$1,009,636	1,009,636	—	—%
	Warrant for 14.50% of the outstanding Class B LLC Interests (at a $0.01 strike price), expires 3/28/2023ˆ		1	288,000	—	—%
				7,123,312	772,768	0.95%
ProGrade Ammo Group, LLC Munitions	Senior Secured Revolving Loan, 9.44% (one month LIBOR plus 9.00%, 9.20% floor), 4/30/2016(5),ˆ		$1,968,568	1,968,568	1,619,160	2.00%
	Senior Secured Term Loan, 16.44% (one month LIBOR plus 16.00%, 16.20% floor), 4/30/2016(5),ˆ		$4,843,750	4,843,750	—	—%
	Warrants for 19.9% of the outstanding LLC interests (at a $10.00 strike price), expire 8/2/2018ˆ		181,240	176,770	—	—%
				6,989,088	1,619,160	2.00%
US Oilfield Company, LLC Oil and Gas Field Services	Senior Secured Revolving Loan, 12.44% (one month LIBOR plus 12.00%), 12/31/2017	(5)	$350,277	350,277	339,663	0.42%
	Senior Secured Term Loan A, 12.44% (one month LIBOR plus 12.00%), 12/31/2017	(5)	$861,728	856,358	163,039	0.20%
	Senior Secured Term Loan B, 12.44% (one month LIBOR plus 12.00%), 12/31/2017	(5)	$4,720,391	4,684,943	893,098	1.10%
	Warrant for 7.625% of the outstanding Class A voting LLC interests (strike price $0.01), expires 8/13/2024ˆ		1	—	—	—%
	Warrants for 4.788% of the outstanding Class B non-voting LLC interests (strike price $0.01), expire 8/13/2024ˆ		4	—	—	—%
				5,891,578	1,395,800	1.72%
Total Affiliate Investments				20,003,978	3,787,728	4.67%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) – (continued)
March 31, 2016

Description and Industry(1)	Type of Investment(2)		Par Amount/Quantity	Cost	Fair Value	% of Net Asset Value
Other Investments
310E53RD, LLC Real Estate Holding Company	Senior Secured Term Loan, 10.44% (one month LIBOR plus 10.00%, 10.15% floor, 16.00% cap) 7/1/2017		$6,000,000	$5,920,179	$5,920,179	7.31%
Ads Direct Media, Inc. Internet Advertising	Senior Secured Term Loan, 13.50% (one month LIBOR plus 13.00%, 13.50% floor) 10/9/2017	(5)	$1,932,468	1,918,736	412,208	0.51%
	Warrant for 3.25% of outstanding LLC interests (strike price $0.01) expires 10/9/2024ˆ		1	—	—	—%
				1,918,736	412,208	0.51%
AP Gaming I, LLC Gambling Machine Manufacturer	Senior Secured Term Loan, 9.25% (one month LIBOR plus 8.25%, 9.25% floor) 12/20/2020		$3,959,494	3,924,215	3,702,127	4.57%
Aptean, Inc Enterprise Software Company	Unfunded Revolving Loan, 4.19% (one month LIBOR plus 3.75%) (purchased with an 11.0% netback) 2/26/2019	(6)	$7,500,000	(754,465)	(791,965)	(0.98)%
Attention Transit Advertising Systems, LLC Outdoor Advertising Services	Senior Secured Term Loan, 11.50%, 9/30/2016		$1,741,219	1,741,219	1,853,122	2.29%
Background Images, Inc. Equipment Rental Services	Senior Secured Term Loan – Term A, 14.94% (one month LIBOR plus 14.50%), 9/1/2016	(5)	$121,127	121,127	136,304	0.17%
	Senior Secured Term Loan – Term B, 16.69% (one month LIBOR plus 16.25%), 9/1/2016	(5)	$446,465	446,465	455,037	0.56%
				567,592	591,341	0.73%
Bioventus, LLC Specialty Pharmaceuticals	Subordinated Secured Term Loan, 11.00% (one month LIBOR plus 10.00%, 11.00% floor), 4/10/2020		$6,000,000	5,951,402	5,880,000	7.26%
Davidzon Radio, Inc. Radio Broadcasting	Senior Secured Term Loan, 11.00% (one month LIBOR plus 10.00%, 11.00% floor), 3/31/2020		$10,431,815	8,815,419	9,476,956	11.70%
Fuse, LLC Television Programming	Senior Secured Note, 10.375%, 7/1/2019		$7,000,000	7,034,675	5,285,000	6.52%
GC Pivotal, LLC Data Connectivity Services Company	Unsecured Notes, 11.00%, 12/31/2020		$3,164,000	3,171,132	3,081,947	3.80%
General Cannabis Corp. Non-Residential Property Owner	Common Stockˆ		25,000	113,214	15,250	0.02%
GW Power, LLC and Greenwood Fuels WI, LLC Electric Services	Senior Secured Term Loan, 12.44% (one month LIBOR plus 12.00%, 12.16% floor), 5/4/2016		$1,570,388	1,570,344	1,562,065	1.93%
Infinite Aegis Group, LLC Healthcare Billing and Collections	Warrant for 2.0% of the outstanding LLC interests (at a $0.01 strike price), expires 8/1/2023ˆ		1	107,349	—	—%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) – (continued)
March 31, 2016

Description and Industry(1)	Type of Investment(2)	Par Amount/Quantity	Cost	Fair Value	% of Net Asset Value
Other Investments (continued)
JN Medical Corporation Biological Products	Senior Secured Term Loan, 11.44%, (one month LIBOR plus 11.00%, 11.25% floor, 12.00% cap), 6/30/2016	$3,500,000	3,494,622	3,479,583	4.29%
Luling Lodging, LLC Hotel Operator	Senior Secured Term Loan, 12.44% (one month LIBOR plus 12.00%, 12.25% floor), 12/17/2017	$4,500,000	$4,472,610	$3,400,650	4.20%
OPS Acquisitions Limited and Ocean Protection Services Limited* Maritime Security Services	Senior Secured Term Loan, 12.50%, (one month LIBOR plus 12.00%, 12.50% floor), 3/4/2017	$4,858,793	4,742,009	4,801,923	5.93%
PEAKS Trust 2009-1* Consumer Financing	Senior Secured Term Loan, 7.50%, (one month LIBOR plus 5.50%, 7.50% floor), 1/27/2020	$2,406,498	2,101,122	1,822,922	2.24%
PR Wireless, Inc. Wireless Communications	Senior Secured Term Loan, 10.00%, (one month LIBOR plus 9.00%, 10.00% floor), 6/27/2020	$8,351,250	7,743,788	7,516,125	9.27%
	Warrant for 101 shares (at a $0.01 strike price), expires 6/27/2024ˆ	1	634,145	209,844	0.26%
			8,377,933	7,725,969	9.53%
Pristine Environments, Inc. Building Cleaning and Maintenance Services	Senior Secured Revolving Loan, 14.94% (one month LIBOR plus 14.50%, 11.70% floor), 3/31/2017	$5,847,111	5,847,111	5,871,474	7.25%
	Senior Secured Term Loan A, 15.94% (one month LIBOR plus 15.50%, 12.70% floor), 3/31/2017	$1,487,063	1,483,856	1,495,737	1.85%
	Senior Secured Term Loan B, 15.94% (one month LIBOR plus 15.50%, 12.70% floor), 3/31/2017	$2,843,750	2,816,242	2,857,495	3.52%
			10,147,209	10,224,706	12.62%
RiceBran Technologies Corporation Grain Mill Products	Senior Secured Revolving Loan, 11.50% (one month LIBOR plus 10.75%, 11.50% floor, 12.00% cap), 6/1/2018	$1,630,230	1,583,231	1,556,870	1.92%
	Senior Secured Term Loan, 11.50% (one month LIBOR plus 10.75%, 11.50% floor, 12.00% cap), 6/1/2018	$1,500,000	1,429,009	1,437,500	1.77%
	Warrants for 300,000 shares (at a $5.25 strike price), expire 5/12/2020ˆ	300,000	39,368	22,500	0.03%
			3,051,608	3,016,870	3.72%
Sundberg America, LLC et al. Appliance Parts Distributor	Senior Secured Notes, 9.50%, 4/30/2020	$7,761,802	7,726,629	7,761,802	9.58%
The Finance Company, LLC Consumer Financing	Senior Secured Revolving Loan, 13.25% (one month LIBOR plus 12.75%, 13.25% floor), 3/31/2018	$2,077,669	2,077,669	2,075,937	2.56%
The Selling Source, LLC Information and Data Services	Senior Secured Term Loan, 17.00%, 12/31/2017**	$4,743,971	3,949,016	3,775,569	4.66%
US Shale Solutions, Inc. Oil and Gas Field Services	Senior Secured Term Loan, 10.00%, 9/15/2018	$1,084,337	1,084,337	1,084,337	1.34%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) – (continued)
March 31, 2016

Description and Industry(1)	Type of Investment(2)	Par Amount/Quantity	Cost	Fair Value	% of Net Asset Value
	Subordinated Secured Term Loan, 12.00%, 9/15/2019	$2,584,968	2,584,968	1,198,736	1.48%
	Limited Liability Company Interests(7),ˆ	15,079	4,325,739	—	—%
			7,995,044	2,283,073	2.82%
Total Other Investments			98,216,482	87,357,234	107.81%
Total Investments			$118,629,066	$91,274,962	112.64%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) – (continued)
March 31, 2016

The following tables show the fair value of our portfolio of investments by geography and industry as of March 31, 2016.

	March 31, 2016
Geography	Investment at Fair Value (in millions)	Percentage of Net Assets
United States	$86.5	106.71%
United Kingdom	4.8	5.93
Total	$91.3	112.64%

	March 31, 2016
Industry	Investment at Fair Value (in millions)	Percentage of Net Assets
Building Cleaning and Maintenance Services	$10.2	12.62%
Radio Broadcasting	9.5	11.70
Appliance Parts Distributor	7.7	9.58
Wireless Communications	7.7	9.53
Real Estate Holdings Company	5.9	7.30
Specialty Pharmaceuticals	5.9	7.26
Television Programming	5.3	6.52
Maritime Security Services	4.8	5.93
Consumer Financing	4.0	4.97
Information and Data Services	3.8	4.66
Gambling Machine Manufacturer	3.7	4.57
Oil and Gas Field Services	3.7	4.54
Biological Products	3.5	4.29
Hotel Operator	3.4	4.20
Data Connectivity Service Company	3.1	3.80
Grain Mill Products	3.0	3.72
Outdoor Advertising Services	1.9	2.29
Munitions	1.6	2.00
Electric Services	1.6	1.93
Energy Efficiency Services	0.8	0.95
Equipment Rental Services	0.6	0.73
Internet Advertising	0.4	0.51
Non-Residential Property Owner	0.0	0.02
Healthcare Billing and Collections	—	—
Enterprise Software Company	(0.8)	(0.98)
Total	$91.3	112.64%

(1)	The Company’s investments are acquired in private transactions exempt from registration under the Securities Act of 1933 and, therefore, are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act of 1933.

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Unaudited) – (continued)
March 31, 2016

(2)	A majority of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to LIBOR (“London Interbank Offered Rate”) or the U.S. prime rate, and which is reset daily, monthly, quarterly or semiannually. For each debt investment, the Company has provided the interest rate in effect as of March 31, 2016. If no reference to LIBOR or the U.S. prime rate is made, the rate is fixed. A floor is the minimum rate that will be applied in calculating an interest rate. A cap is the maximum rate that will be applied in calculating an interest rate.
(3)	“Control Investments” are investments in those companies that are “Control Investments” of the Company, as defined in the Investment Company Act of 1940. A company is deemed to be a “Control Investment” of Full Circle Capital Corporation if Full Circle Capital Corporation owns more than 25% of the voting securities of such company.
(4)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the Investment Company Act of 1940, which are not “Control Investments.” A company is deemed to be an “Affiliate” of Full Circle Capital Corporation if Full Circle Capital Corporation owns 5% or more, but less than 25%, of the voting securities of such company.
(5)	Investments were on non-accrual status as of March 31, 2016.
(6)	The negative fair value is the result of the unfunded commitment being valued below par. These amounts may or may not be funded to the borrowing party now or in the future. The cost basis of the loan reflects the unamortized portion of the “netback” received on the settlement date when the Company acquired the commitment.
(7)	Full Circle Capital Corporation’s equity investment in US Shale Solutions, Inc. is held through its wholly owned subsidiary FC Shale Inc.
*	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Of the Company’s total assets, 5.7% are non-qualifying assets.
**	Security pays all or a portion of its interest in kind.
ˆ	Security is a nonincome-producing security.

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

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
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

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
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

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
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

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
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

CONSOLIDATED SCHEDULE OF INVESTMENTS – (continued)
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
March 31, 2016

Note 1. Organization

References herein to “we”, “us” or “our” refer to Full Circle Capital Corporation and Subsidiaries (“Full Circle Capital” or the “Company”) unless the context specifically requires otherwise.

We were formed as Full Circle Capital Corporation, a Maryland corporation, on April 16, 2010 and were funded in an initial public offering, or IPO, completed on August 31, 2010. We are a non-diversified, closed-end investment company that has filed an election to be regulated as a business development company, or BDC, under the Investment Company Act of 1940 (the “1940 Act”). As a BDC, we have elected to be treated, and expect to continue to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, which we refer to as the Code. We invest primarily in senior secured term debt issued by lower middle-market and middle-market companies. Our investment objective is to generate both current income and capital appreciation through debt and equity investments.

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

The June 30, 2015 and March 31, 2015 Consolidated Financial Statements were reclassified in order to be consistent with the new format used for the March 31, 2016 Consolidated Financial Statements.

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
March 31, 2016

Note 2. Significant Accounting Policies  – (continued)

Basis of Consolidation

Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are generally precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our Consolidated Financial Statements include our accounts and the accounts of Full Circle West, Inc., FC New Media, Inc., TransAmerican Asset Servicing Group, Inc., FC New Specialty Foods, Inc., FC Shale Inc., and FC Takoda Holdings, LLC, our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Valuation of Investments

In accordance with GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from an independent pricing service or broker-dealers or market makers. Debt and equity securities for which market quotations are not readily available or are not considered to be the best estimate of fair value are valued at fair value as determined in good faith by the Company’s board of directors (the “Board”). Because the Company expects that there will not be a readily available market value for many of the investments in the Company’s portfolio, it is expected that many of the Company’s portfolio investments’ values will be determined in good faith by the Board in accordance with a documented valuation policy that has been reviewed and approved by the Board and in accordance with GAAP. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

In determining fair value, the Board uses various valuation approaches. In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.

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

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Board or the Audit Committee of the Board (the “Audit Committee”), does not represent fair value, are valued as follows:

1.	The quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals at Full Circle Advisors, LLC (the “Adviser”) who are responsible for the portfolio investment;
2.	Preliminary valuation conclusions are then documented and discussed with the Company’s senior management. Independent third-party valuation firms are engaged by, or on behalf of, the Audit Committee to conduct independent appraisals or review management’s preliminary valuations or make their own independent assessment, for certain assets;

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2016

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
March 31, 2016

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
March 31, 2016

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

Cash

The Company places its cash with Santander Bank, N.A. (“Santander Bank”) and, at times, cash held in such accounts may exceed the Federal Deposit Insurance Corporation insured limit. The Company believes that Santander Bank is a high credit quality financial institution and that the risk of loss associated with any uninsured balances is remote. The Company may invest a portion of its cash in money market funds, within the limitations of the 1940 Act.

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

Structuring fees, excess deal deposits, prepayment fees and similar fees are recognized as Other Income from Investments as earned, usually when received, and are non-recurring in nature. Other fee income, including administrative and unused line fees, is included in Other Income from Investments. Income from such sources was $214,979 and $32,273 for the three months ended March 31, 2016 and 2015, respectively, and $1,820,183 and $657,157 for the nine months ended March 31, 2016 and 2015, respectively. Management fee income is included in Other Income from Non-Investment Sources. During the three months ended March 31, 2016, the Company earned $3,820 and waived $3,940 of management fee income. For the nine months ended March 31, 2016, the Company earned $33,847 and waived $10,046 of management fee

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2016

Note 2. Significant Accounting Policies  – (continued)

income. Management fee income for the three and nine months ended March 31, 2015 was $19,108 and $48,597, respectively. There was no management fee income waived for the three or nine months ended March 31, 2015.

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

Federal and State Income Taxes

The Company has elected to be treated as a RIC under subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of the sum of investment company taxable income (“ICTI”) including payment-in-kind (“PIK”) interest, as defined by the Code, and net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) for each taxable year in order to be eligible for tax treatment under subchapter M of the Code. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year. Any such carryover ICTI must be distributed prior to the 15th day of the ninth month after the tax year-end.

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
March 31, 2016

Note 2. Significant Accounting Policies  – (continued)

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

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented. For the three and nine months ended March 31, 2016 and 2015, basic and diluted earnings (loss) per share, were the same because there are no potentially dilutive securities outstanding.

Organizational Expenses and Offering Costs

The Company did not incur organizational expenses for the three or nine months ended March 31, 2016 or 2015. The Company complies with the requirements of ASC 340-10-S99-1, “Expenses of Offering”. Deferred offering costs consist principally of legal and audit costs incurred through the balance sheet date that are related to an offering of equity securities. Such costs are charged against the gross proceeds of the offering or will be charged to the Company’s operations if the offering is not completed. Offering expenses related to the Company’s July 14, 2014, March 30, 2015, and April 13, 2015 offerings were $1,442,780. Refer to Note 6.

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

Recent Accounting Pronouncements

In May 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2015-07”). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. ASU 2015-07 is effective for fiscal years beginning after December 15, 2015. The Company does not believe this standard will have an impact on its Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 affects accounting for equity investments and financial liabilities where the fair value option has been elected. ASU 2016-01 requires an entity to measure equity investments at fair value through net income. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact on the Consolidated Financial Statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2016

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

Note 4. Earnings (Loss) per Common Share — Basic and Diluted

The following information sets forth the computation of basic and diluted earnings (loss) per common share for the three and nine months ended March 31, 2016 and March 31, 2015:

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Data(1):
Net Increase (Decrease) in Net Assets Resulting from Operations	$(1,000,624)	$1,657,968	$(9,340,983)	$(4,686,204)
Weighted average shares outstanding for period basic	22,472,243	11,949,034	22,726,053	11,925,027
Weighted average shares outstanding for period diluted	22,472,243	11,990,011	22,726,053	11,925,027
Basic and diluted earnings (loss) per common share	$(0.04)	$0.14	$(0.41)	$(0.39)

(1)	Per share data based on weighted average shares outstanding.

Note 5. Related Party Agreements and Transactions

Investment Advisory Agreement

On June 22, 2015, the Board re-approved the investment advisory agreement (the “Investment Advisory Agreement”) with the Adviser under which the Adviser, subject to the overall supervision of the Board, manages the day-to-day operations of, and provides investment advisory services to, us. Under the terms of the Investment Advisory Agreement, our Adviser: (i) determines the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes, (ii) identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and (iii) closes and monitors investments the Company makes.

The Adviser’s services under the Investment Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to the Company are not impaired. For providing these services, the Adviser receives a fee from the Company consisting of two components, a base management fee and an incentive fee.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2016

Note 5. Related Party Agreements and Transactions  – (continued)

The base management fee is calculated at an annual rate of 1.75% of the Company’s gross assets, as adjusted. For services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. The base management fee is calculated based on the average value of the Company’s gross assets, as adjusted, at the end of the two most recently completed calendar quarters, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial month or quarter will be appropriately prorated.

The total base management fees earned by the Adviser for the three and nine months ended March 31, 2016 were $451,381 and $1,612,167, respectively. The total base management fee payable to the Adviser as of March 31, 2016 was $451,381, after reflecting payment of $1,741,393 for the nine months ended March 31, 2016 and is included in the Consolidated Statements of Assets and Liabilities in Due to Affiliates. The total base management fees earned by the Adviser for the three and nine months ended March 31, 2015 were $545,564 and $1,699,451, respectively.

The incentive fee has two parts. The first part of the incentive fee (the “Income incentive fee”) is calculated and payable quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter. For this purpose, pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as prepayment fees, management fee income and similar fees that the Company receives from portfolio companies, including administrative and unused line fees accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Administration Agreement to Full Circle Service Company (the “Administrator”), and any interest expenses and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with pay in kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include organizational costs or any realized capital gains, computed net of all realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income, expressed as a rate of return on the value of our net assets at the end of the immediately preceding calendar quarter, is compared to a hurdle of 1.75% per quarter (7.00% annualized). The Company’s net investment income used to calculate this part of the incentive fee is also included in the amount of the Company’s gross assets used to calculate the 1.75% base management fee. The Company pays the Adviser an incentive fee with respect to its pre-incentive fee net investment income in each calendar quarter as follows:

•	no incentive fee in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the hurdle of 1.75%;
•	100% of our pre-incentive fee net investment income with respect to that portion of such pre-incentive fee net investment income, if any, that exceeds the hurdle but is less than 2.1875% in any calendar quarter (8.75% annualized). The Company refers to this portion of our pre-incentive fee net investment income (which exceeds the hurdle but is less than 2.1875%) as the “catch-up.” The “catch-up” is meant to provide our investment adviser with 20% of the Company’s pre-incentive fee net investment income as if a hurdle did not apply if this net investment income exceeds 2.1875% in any calendar quarter; and
•	20% of the amount of our pre-incentive fee net investment income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized) is payable to the Adviser (once the hurdle is reached and the catch-up is achieved, 20% of all pre-incentive fee investment income thereafter is allocated to the Adviser).

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2016

Note 5. Related Party Agreements and Transactions  – (continued)

These calculations are appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

Income incentive fees of $246,879 and $1,263,241 were earned by the Adviser for the three and nine months ended March 31, 2016, respectively, and the total income incentive fee payable to the Adviser as of March 31, 2016 was $246,879, after reflecting payment of $1,478,712 during the nine months ended March 31, 2016, and is included in the Consolidated Statements of Assets and Liabilities in Due to Affiliates. Income incentive fees of $419,559 and $1,335,651 were earned by the Adviser for the three and nine months ended March 31, 2015, respectively.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees with respect to each of the investments in our portfolio, provided that, the incentive fee determined as of December 31, 2010 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation from the inception of Full Circle Capital. There were no incentive fees earned on realized capital gains for the three and nine months ended March 31, 2016 and 2015.

The Adviser agreed to reimburse the Company for any operating expenses, excluding interest expenses, investment advisory and management fees, and offering expenses, in excess of 1.50% of our net assets, beginning with our fiscal quarter ended September 30, 2014 through the end of the Company’s fiscal year 2015. For the Company’s fiscal year 2016 and beyond, the Adviser had agreed to reimburse the Company for any operating expenses, excluding interest expenses, investment advisory and management fees, and offering expenses, in excess of 1.75% of our net assets; however, on February 11, 2016, the Board authorized the termination of the Adviser’s operating expense reimbursement obligations, effective as of January 1, 2016. The expense reimbursements from the Adviser for the year to date period ended December 31, 2015 was $506,364 and is included in the fee waivers and expense reimbursement line on the Consolidated Statement of Operations. The expense reimbursements from the Adviser for the three and nine months ended March 31, 2015 were $299,476 and $830,523, respectively.

The Adviser had agreed to reimburse the Company for any operating expenses, excluding interest expenses, investment advisory and management fees, and organizational and offering expenses, in excess of 2% of our net assets for the first twelve months following the completion of the initial public offering, which occurred on August 31, 2010.

For the periods commencing on April 1, 2015 and ending on June 30, 2015, and commencing on July 1, 2015 and ending on June 30, 2016, Full Circle Advisors had agreed to waive the portion of the base management fees and incentive fees that Full Circle Advisors would otherwise be entitled to receive pursuant to our Investment Advisory Agreement to the extent required in order for the Company to earn net investment income sufficient to support the distribution payment on the shares of the Company’s common stock outstanding on the relevant record date for each monthly distribution as then declared by the Board; however, on February 11, 2016, the Board authorized the termination of the Adviser’s management fee and incentive fee waiver, effective as of January 1, 2016. For the year to date period ending December 31, 2015, $214,129 of the base management fee waiver was accrued for and is included in the fee waivers and expense reimbursement line in the Consolidated Statements of Operations. The Adviser waived all income incentive fees for the three months ended March 31, 2016. The Adviser waived $246,879 of income incentive fees for the nine months ended March 31, 2016. Any such fees are not subject to reimbursement or recoupment by the Adviser.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2016

Note 5. Related Party Agreements and Transactions  – (continued)

The Investment Advisory Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Adviser and its officers, managers, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the Investment Advisory Agreement or otherwise as an investment adviser of the Company.

Administration Agreement

On June 22, 2015, the Board re-approved the Administration Agreement with the Administrator under which the Administrator, among other things, furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, the Company’s required administrative services, which include, among other things, being responsible for the financial records which the Company is required to maintain and preparing reports to its stockholders. In addition, the Administrator assists the Company in determining and publishing its net asset value, oversees the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of Full Circle Service Company’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the compensation of our chief financial officer and our allocable portion of the compensation of any administrative support staff employed by the Administrator, directly or indirectly. Under the Administration Agreement, the Administrator will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

The Administrator and Conifer Asset Solutions LLC (“Conifer” or the “Sub-Administrator”) may also provide administrative services to the Adviser to satisfy the Adviser’s obligation to us under the Investment Advisory Agreement. As a result, the Adviser also reimburses the Administrator and/or the Sub-Administrator for its allocable portion of the Administrator’s and/or Sub-Administrator’s overhead, including rent, the fees and expenses associated with performing compliance functions for Full Circle Advisors, and its allocable portion of the compensation of any administrative support staff. To the extent the Adviser or any of its affiliates manage other investment vehicles in the future, no portion of any administrative services provided by the Administrator to such other investment vehicles will be charged to the Company.

The Administration Agreement provides that, absent willful misfeasance, bad faith or negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, the Administrator and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it are entitled to indemnification from Full Circle Capital for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Administrator’s services under the Administration Agreement or otherwise as administrator for the Company.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2016

Note 5. Related Party Agreements and Transactions  – (continued)

Sub-Administration Agreement

The Administrator has engaged Conifer to provide certain administrative services to the Company on behalf of the Administrator. In exchange for providing such services, the Administrator pays Conifer an asset-based fee with a $200,000 annual minimum as adjusted for any reimbursement of expenses. This asset-based fee will be reimbursed to the Administrator by the Company and will vary depending upon the Company’s gross assets, as adjusted, as follows:

Gross Assets	Fee
first $150 million of gross assets	20 basis points (0.20%)
next $150 million of gross assets	15 basis points (0.15%)
next $200 million of gross assets	10 basis points (0.10%)
in excess of $500 million of gross assets	5 basis points (0.05%)

For the three and nine months ended March 31, 2016, the Company incurred $192,006 and $591,370, respectively, of expenses under the Administration Agreement, $57,539 and $196,268, respectively, of which were earned by the Sub-Administrator and $76,306 and $228,919, respectively, were reimbursed for officers’ compensation. The remaining $58,161 and $166,183, respectively, were recorded as an Allocation of Overhead Expenses in the Consolidated Statements of Operations.

For the three and nine months ended March 31, 2015, the Company incurred $194,619 and $549,766, respectively, of expenses under the Administration Agreement, $65,195 and $194,999, respectively, of which were earned by the Sub-Administrator and $75,913 and $227,739, respectively, were reimbursed for officers’ compensation. The remaining $53,511 and $127,028, respectively, were recorded as an Allocation of Overhead Expenses in the Consolidated Statements of Operations.

FC Capital Investment Partners, LLC

On June 4, 2014, the Company formed FC Capital Investment Partners, LLC (“FCCIP”), a multiple series private fund, for which the Company serves as the managing member and investment adviser. FCCIP was formed as a Delaware limited liability company and operates under a Limited Liability Company Agreement dated June 13, 2014. FCCIP closed its first series on June 17, 2014, raising approximately $5.6 million in capital from investors. FCCIP closed its second series on September 25, 2014, raising approximately $10.0 million in capital from investors. On November 30, 2015, the second series ceased investing and was liquidated after full realization of proceeds from its investment strategy. The Company may co-invest in certain portfolio investments from time to time with one or more series issued by FCCIP where the Company determines that the aggregate available investment opportunity exceeds what it believes would be appropriate for the Company to acquire directly, subject to certain conditions. During the three months ended March 31, 2016, the Company earned $3,820 and waived $3,940 of management fee income related to the services performed for FCCIP. For the nine months ended March 31, 2016, the Company earned $33,847 and waived $10,046 of management fee income related to the services performed for FCCIP. Such amounts are included in Other Income from Non-Investment Sources on the Consolidated Statements of Operations.

Managerial Assistance

As a business development company, the Company offers, and must provide upon request, managerial assistance to certain of its portfolio companies. This assistance could involve, among other things, monitoring the operations of the Company’s portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. With regard to the Control Investment in Texas Westchester Financial, LLC, the Company has provided managerial assistance during the period for which no fees were charged. The Company’s Chairman, John Stuart previously served as a director of The Finance Company, LLC, which was previously a Control Investment.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2016

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

On August 26, 2015, the Board authorized the purchase of an additional 1.0 million shares to increase and provide for the purchase of up to 2.0 million shares of the outstanding common stock as part of the share repurchase program. Under the repurchase program, the Company may, but is not obligated to, repurchase its outstanding common stock in the open market from time to time. The timing and number of shares to be repurchased in the open market will depend on a number of factors, including market conditions and alternative investment opportunities. In addition, any repurchases will be conducted in accordance with the 1940 Act. The number of shares repurchased, the repurchase price, cost and weighted average discount per share is summarized in the following table:

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2016

Note 6. Equity Offerings, Related Expenses, and Other Stock Issuances  – (continued)

(2)	The average discount rate per share, based upon the Net Asset Value per share at September 30, 2015, is weighted based upon the total shares repurchased during the period.

For the three months ended March 31, 2016, the Company did not repurchase any shares under the share repurchase program. As of May 13, 2016, the Company has repurchased an aggregate of 763,187 shares under the share repurchase program at the weighted average price of $3.17 per share, resulting in $2.4 million of cash paid, under the program.

Note 7. Financial Highlights

	Three months ended March 31, 2016		Three months ended March 31, 2015
	(Unaudited)		(Unaudited)
Per Share Data(1):
Net asset value at beginning of period	$3.76		$5.48
Accretion (dilution) from offering(s)(3)	—		(0.96)
Offering costs	—		(0.06)
Net investment income (loss)	0.08		0.17
Net change in unrealized gain (loss)	(0.12)		0.29
Net realized gain (loss)	0.00		(0.29)
Dividends from net investment income	(0.08)		(0.17)
Return of capital	(0.03)		(0.03)
Net asset value at end of period	$3.61		$4.43
Per share market value at end of period	$2.58		$3.52
Total return based on market value	9.13	%(6)	(17.98	)%(6)
Total return based on net asset value	0.31	%(6)	(14.86	)%(6)
Shares outstanding at end of period	22,472,243		23,154,955
Weighted average shares outstanding for period	22,472,243		11,990,011
Ratio/Supplemental Data:
Net assets at end of period	$81,029,673		$102,647,940
Average net assets	$88,059,845		$65,373,483
Annualized ratio of gross operating expenses to average net assets(7)	10.03%		16.32%
Annualized ratio of net operating expenses to average net assets(7)	8.90%		14.46%
Annualized ratio of net investment income (loss) to average net assets(7)	7.81%		12.27%
Annualized ratio of net operating expenses excluding management fees (net of waiver), incentive fees, and interest expense to average net assets(7)	1.48%		1.53%
Portfolio Turnover(8)	26%		20%

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2016

Note 7. Financial Highlights  – (continued)

	Nine months ended March 31, 2016		Nine months ended March 31, 2015
	(Unaudited)		(Unaudited)
Per Share Data(1):
Net asset value at beginning of period	$4.30		$6.38
Accretion (dilution) from offering(s)(3)	—		(0.92)
Accretion from share repurchases(4)	0.03		—
Offering costs	—		(0.06)
Net investment income (loss)(9)	0.29		0.52
Net change in unrealized gain (loss)	(0.31)		(0.52)
Net realized gain (loss)	(0.38)		(0.37)
Dividends from net investment income	(0.29)		(0.52)
Return of capital	(0.03)		(0.08)
Net asset value at end of period	$3.61		$4.43
Per share market value at end of period	$2.58		$3.52
Total return based on market value	(18.76	)%(6)	(49.04	)%(6)
Total return based on net asset value	(5.63	)%(6)	(21.49	)%(6)
Shares outstanding at end of period	22,472,243		23,154,955
Weighted average shares outstanding for period	22,726,053		11,925,027
Ratio/Supplemental Data:
Net assets at end of period	$81,029,673		$102,647,940
Average net assets	$93,105,060		$70,335,605
Annualized ratio of gross operating expenses to average net assets(7)	10.99%		15.08%
Annualized ratio of net operating expenses to average net assets(7)	9.61%		13.51%
Annualized ratio of net investment income (loss) to average net assets(7)	9.27%		11.69%
Annualized ratio of net operating expenses excluding management fees (net of waiver), incentive fees, and interest expense to average net assets(7)	1.66%		1.51%
Portfolio Turnover(8)	61%		67%

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2016

Note 7. Financial Highlights  – (continued)

	Year Ended June 30, 2015		Year Ended June 30, 2014		Year Ended June 30, 2013		Year Ended June 30, 2012		For the period from August 31, 2010 (commencement of operations) to June 30, 2011
Per Share Data(1)(2):
Net asset value at beginning of period	$6.38		$8.01		$8.59		$9.08		$9.40
Accretion (dilution) from offering(s)(3)	(0.92)		0.03		(0.18)		—		—
Offering costs	(0.06)		(0.04)		(0.02)		—		(0.04)
Net investment income (loss)	0.63		0.71		0.77		0.78		0.70
Net change in unrealized gain (loss)	(0.51)		(1.36)		0.37		(0.32)		(0.29)
Net realized gain (loss)	(0.51)		(0.11)		(0.60)		(0.03)		0.06
Dividends from net investment income	(0.63)		(0.69)		(0.78)		(0.80)		(0.75)
Return of capital	(0.08)		(0.17)		(0.14)		(0.12)		—
Net asset value at end of period	$4.30		$6.38		$8.01		$8.59		$9.08
Per share market value at end of period	$3.57		$7.81		$7.83		$7.65		$7.90
Total return based on market value	(46.78	)%(6)	11.51	%(6)	15.12	%(6)	8.71	%(6)	(4.03	)%(5)
Total return based on net asset value	(21.53	)%(6)	(11.00	)%(6)	4.94	%(6)	6.20	%(6)	5.62	%(5)
Shares outstanding at end of period	23,235,430		11,443,034		7,569,382		6,219,382		6,219,382
Weighted average shares outstanding for period	14,803,637		8,698,814		7,018,286		6,219,382		6,206,824
Ratio/Supplemental Data:
Net assets at end of period	$99,938,567		$72,980,277		$60,644,039		$53,442,785		$56,474,006
Average net assets	$78,137,174		$64,360,541		$57,842,601		$55,531,518		$57,455,987
Annualized ratio of gross operating expenses to average net assets(7)	13.51%		12.11%		11.52%		9.56%		8.49%
Annualized ratio of net operating expenses to average net assets(7)	11.69%		12.11%		11.52%		8.99%		7.34%
Annualized ratio of net investment income (loss) to average net assets(7)	11.02%		9.37%		9.30%		8.70%		9.29%
Annualized ratio of net operating expenses excluding management fees (net of waiver), incentive fees, and interest expense to average net assets(7)	1.51%		3.04%		3.53%		3.15%		2.00%
Portfolio Turnover(8)	74%		88	%(10)	73	%(10)	58	%(10)	54	%(10)

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Financial highlights for the period from April 16, 2010 (inception) through June 30, 2010 are not presented as the Company’s operations were limited to organization and offering activities only.
(3)	Accretion and dilution from offering(s) is based on the net change in net asset value from each follow-on offering.
(4)	Accretion from share repurchases during the period is based on the net change in net asset value from the share repurchases.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2016

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

Note 8. Long Term Liabilities

Line of Credit

On June 3, 2013, the Company entered into a credit facility (the “Credit Facility”) with Santander Bank. The facility size was originally $32.5 million and replaced the Company’s credit facility with FCC. LLC d/b/a First Capital. The Credit Facility was subsequently increased to $45.0 million on November 6, 2013. On September 12, 2014, the Company entered into an amendment to our Credit Facility with Santander Bank, N.A. to give the Company the option to increase the size of the facility from $45.0 million to $60.0 million and to provide additional criteria for eligibility of loans under the borrowing base under the Credit Facility. The Company has not exercised its option to expand the Credit Facility as of March 31, 2016.

The Credit Facility matures on June 3, 2016 and bears interest based on a tiered rate structure, depending upon utilization, ranging from LIBOR (one month, two month or three month, depending on the Company’s option) plus 3.25% to 4.00% per annum, or from Santander Bank’s prime rate plus 1.25% to 2.00% per annum, based on the Company’s election. As of March 31, 2016, one month LIBOR, two month LIBOR, and three month LIBOR, respectively, were: 0.44%, 0.52%, and 0.63%. As of March 31, 2016, the Prime Rate was 3.50%. In addition, a fee of 0.50% to 1.00% per annum, depending on utilization, is charged on unused amounts under the Credit Facility. The Credit Facility is secured by all of the Company’s assets. Under the Credit Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, reporting requirements and other customary requirements, including a minimum balance sheet leverage ratio, for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature.

The fees and expenses associated with opening and expanding the Credit Facility are being amortized over the term of the Credit Facility in accordance with ASC 470, Debt. As of March 31, 2016, of the total $763,984 of fees and expenses incurred, $50,624 remains to be amortized and is reflected as Deferred Credit Facility Fees on the Consolidated Statements of Assets and Liabilities.

At March 31, 2016 and June 30, 2015, the Company did not have any outstanding borrowings under the Credit Facility.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2016

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

On July 14, 2014, the Company closed an offering of $12,500,000 in aggregate principal amount of the Notes. The Notes were sold at price of $25.375 per Note plus accrued interest from June 30, 2014, a premium to par value of $25.00 per Note for total gross proceeds of approximately $12.7 million. The Notes are a further issuance of, rank equally in right of payment with, and form a single series with the $21.1 million of currently outstanding Notes that will mature on June 30, 2020 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after June 30, 2016. The Notes are listed on the NASDAQ Global Market and trade under the trading symbol “FULLL”.

The offering expenses and underwriting commissions are being amortized over the term of the Notes in accordance with ASC 470, Debt. Additionally, in accordance with ASU 2015-03, debt issuance costs related to the Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Notes. As such, as of March 31, 2016, of the total $1,150,940 issuance costs incurred, $714,453 remains to be amortized and is included in, and offsets, the Notes Payable balance in the Consolidated Statements of Assets and Liabilities. Additionally, $141,218 of the $187,500 premium related to the July 14, 2014 issuance remains unamortized and is included in the Notes Payable balance in the Consolidated Statements of Assets and Liabilities.

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

The Indenture contains certain covenants, including covenants requiring compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. The Company may repurchase the Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Notes repurchased by the Company may, at the

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2016

Note 8. Long Term Liabilities  – (continued)

Company’s option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the Indenture. As of March 31, 2016, the Company had not repurchased any of the Notes in the open market.

At March 31, 2016 and June 30, 2015, the Company had a balance of $33,645,525 on the Notes, which is included in Notes Payable in the Consolidated Statements of Assets and Liabilities.

The following shows a summary of the Long Term Liabilities as of March 31, 2016 and June 30, 2015:

As of March 31, 2016 (Unaudited)

Facility	Commitments	Borrowings Outstanding	Fair Value
Credit Facility(1)	$45,000,000	$—	$—
Notes	33,645,525	33,645,525	34,008,897
Total	$78,645,525	$33,645,525	$34,008,897

As of June 30, 2015

Facility	Commitments	Borrowings Outstanding	Fair Value
Credit Facility(1)	$45,000,000	$—	$—
Notes	33,645,525	33,645,525	34,049,271
Total	$78,645,525	$33,645,525	$34,049,271

(1)	On September 12, 2014, the Company entered into an amendment to our Credit Facility with Santander Bank, N.A. to give the Company the option to increase the size of the facility from $45.0 million to $60.0 million and to provide additional criteria for eligibility of loans under the borrowing base under the credit facility. The Company has not exercised its option to expand the facility as of March 31, 2016.

As of March 31, 2016 and June 30, 2015, the carrying amount of the Company’s outstanding Credit Facility approximated fair value. The fair values of the Company’s Credit Facility and Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Notes is determined by utilizing market quotations at the measurement date.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2016

Note 9. Fair Value Measurements

The Company’s assets recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820 — Fair Value Measurements and Disclosures (“ASC 820”). See Note 2 for a discussion of the Company’s policies.

The following tables present information about the Company’s assets measured at fair value as of March 31, 2016 and June 30, 2015:

As of March 31, 2016 (Unaudited)

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$5,285,000	$85,612,368	$90,897,368
Limited Liability Company Interests, at fair value	—	—	130,000	130,000
Investments in Warrants, at fair value	—	—	232,344	232,344
Common Stock, at fair value	15,250	—	—	15,250
Total Assets	$15,250	$5,285,000	$85,974,712	$91,274,962

As of June 30, 2015

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$12,275,000	$121,630,798	$133,905,798
Limited Liability Company Interests, at fair value	—	—	1,228,978	1,228,978
Investments in Warrants, at fair value	—	90	2,695,075	2,695,165
Common Stock, at fair value	1,308,818	—	12,975,000	14,283,818
Open Swap Contract, at fair value	—	—	—	—
	$1,308,818	$12,275,090	$138,529,851	$152,113,759

During the nine months ended March 31, 2016, the senior secured term loan and warrants in US Shale Solutions, Inc. were transferred from Level 2 to Level 3. During the year ended June 30, 2015, a portion of the Level 3 General Cannabis Corp. warrant was converted into Level 1 Common Stock.

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
March 31, 2016

Note 9. Fair Value Measurements  – (continued)

The tables below reflect the changes in Level 3 assets and liabilities measured at fair value for the nine months ended March 31, 2016, the nine months ended March 31, 2015 and for the year ended June 30, 2015.

	Nine Months Ended March 31, 2016 (Unaudited)
	Beginning Balance July 1, 2015	Amortization & Accretion of Fixed Income Premiums & Discounts	Realized & Unrealized Gains (Losses)	Transfers Into Level 3	Purchases(1)	Sales & Settlements	Ending Balance March 31, 2016	Change in Unrealized Gains (Losses) for Investments still held at March 31, 2016
Assets
Senior and Subordinated Loans, at fair value	$121,630,798	$1,285,667	$(9,569,133)	$4,455,000	$70,345,826	$(102,535,790)	$85,612,368	$(12,176,661)
Limited Liability Company Interests, at fair value	1,228,978	—	(2,449,868)	—	4,325,739	(2,974,849)	130,000	(4,290,133)
Warrants, at fair value	2,695,075	—	(2,462,821)	90	—	—	232,344	(173,331)
Common Stock, at fair value	12,975,000	—	2,145,000	—	—	(15,120,000)	—	—
Total Assets	138,529,851	1,285,667	(12,336,822)	4,455,090	74,671,565	(120,630,639)	85,974,712	(16,640,125)
Liabilities
Open Swap Contract, at fair value	—	—	(1,882,293)	—	1,882,293	—	—	—
Net	$138,529,851	$1,285,667	$(14,219,115)	$4,455,090	$76,553,858	$(120,630,639)	$85,974,712	$(16,640,125)

(1)	Includes PIK interest.

	Nine months ended March 31, 2015 (Unaudited)
	Beginning Balance July 1, 2014	Amortization & Accretion of Fixed Income Premiums & Discounts	Realized & Unrealized Gains (Losses)	Transfers out of Level 3(2)	Purchases(1)	Sales & Settlements	Ending Balance March 31, 2015	Change in Unrealized Gains (Losses) for Investments still held at March 31, 2015
Assets
Senior and Subordinated Loans, at fair value	$111,079,608	$987,105	$(4,666,251)	$—	$83,405,820	$(83,743,338)	$107,062,944	$(5,774,009)
Limited Liability Company Interests, at fair value	3,875,583	—	(2,538,155)	—	—	(171,718)	1,165,710	(2,295,766)
Warrants, at fair value	3,060,421	—	(2,326,251)	(433,929)	2,289,400	—	2,589,641	(2,326,252)
	$118,015,612	$987,105	$(9,530,657)	$(433,929)	$85,695,220	$(83,915,056)	$110,818,295	$(10,396,027)

(1)	Includes PIK interest.
(2)	Represents the transfer of a portion of the General Cannabis Corp. (formerly known as Advanced Cannabis Solutions, Inc.) warrant out of Level 3 into Level 1 Common Stock upon conversion.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2016

Note 9. Fair Value Measurements  – (continued)

	Year Ended June 30, 2015
	Beginning Balance July 1, 2014	Amortization & Accretion of Fixed Income Premiums & Discounts	Realized & Unrealized Gains (Losses)	Transfers out of Level 3(2)	Purchases(1)	Sales & Settlements	Ending Balance June 30, 2015	Change in Unrealized Gains (Losses) for Investments still held at June 30, 2015
Assets
Senior and Subordinated Loans, at fair value	$111,079,608	$1,371,720	$(6,728,531)	$—	$113,149,706	$(97,241,705)	$121,630,798	$(7,918,295)
Limited Liability Company Interests, at fair value	3,875,583	—	(2,474,886)	—	—	(171,719)	1,228,978	(1,171,144)
Warrants, at fair value	3,060,421	—	(2,194,114)	(486,786)	2,328,768	(13,214)	2,695,075	(337,902)
Common Stock, at fair value	—	—	—	—	12,975,000	—	12,975,000	—
Open Swap Contract, at fair value	—	—	1,081	—	—	(1,081)	—	—
	$118,015,612	$1,371,720	$(11,396,450)	$(486,786)	$128,453,474	$(97,427,719)	$138,529,851	$(9,427,341)

(1)	Includes PIK interest.
(2)	Represents the transfer of a portion of the General Cannabis Corp. warrant out of Level 3 into Level 1 Common Stock upon conversion.

Realized and unrealized gains and losses are included in net realized gain (loss) and net change in unrealized gain (loss) in the Consolidated Statements of Operations. The change in unrealized losses for Level 3 investments still held at March 31, 2016 of $(16,640,125) is included in net change in unrealized gain (loss) in the Consolidated Statements of Operations for the nine months ended March 31, 2016.

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2016:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)
Senior and Subordinated Loans	$75,199,881	Discounted cash flows (income approach)	Discount Rate	5.33% – 40.76% (13.91%)
	6,212,551	Precedent Transactions	Transaction Value	N/A
	4,199,936	Liquidation Value	Asset Value	N/A
Total	85,612,368
Limited Liability Interests, Warrants, and Common Stock (Private Companies)	209,844	Market comparable companies (market approach)	EBITDA multiple	7.00x – 7.00x (7.00x)
	130,000	Liquidation Value	Asset Value	N/A
Total	339,844
Warrant (Public Companies)	22,500	Option Pricing Model	Volatility	50.00% – 86.50% (68.25%)
Total Level 3 Investments	$85,974,712

(1)	The average values were determined using the weighted average of the fair value of the investments in each investment category.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Unaudited)
March 31, 2016

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
March 31, 2016

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
March 31, 2016

Note 10. Derivative Financial Instruments  – (continued)

During the year ended June 30, 2015, the Company funded one synthetic secured loan in the form of a total return swap. More specifically, the Company purchased 60,000 shares of Granite Ridge Holdings, LLC, a power generation company. The Company contemporaneously entered into a collateralized swap agreement with another private fund, which posted approximately $10.4 million of cash collateral, whereby the Company swapped the returns on the shares for a fixed rate of 15.0% on the net loan amount. Under the terms of the swap, the Company expected to receive periodic payments from the counterparty. These periodic payments were recorded as realized capital gains for accounting purposes in accordance with GAAP. The Company did not enter into any total return swaps during the nine months ended March 31, 2016.

During the quarter ended March 31, 2016, Granite Ridge Holdings, LLC was sold and the Company received proceeds for a redemption of the Company’s LLC interests, and the related holdback, of approximately $15.2 million resulting in a realized gain of approximately $2.1 million. Concurrently, the total return swap was unwound and the Company realized a loss of approximately $2.1 million on the swap contract on that date. From the inception of the swap contract through its termination in the quarter ended March 31, 2016, the Company recognized realized losses of approximately $1.9 million, which when aggregated with the realized gain on the LLC interests in Granite Ridge Holdings, LLC, resulted in a total realized gain on the transactions of $262,707. The gains and losses on the transactions are disclosed separately in the Consolidated Statement of Operations as realized gain (loss) on investments and realized gain (loss) on open swap contracts.

Note 11. Subsequent Events

Recent Portfolio Activity

On April 6, 2016, the senior secured note to Fuse, LLC was sold for total proceeds of approximately $5.5 million. At March 31, 2016 the Company had unrealized losses of approximately $1.7 million which were realized on April 6, 2016.

On April 11, 2016, Modular Process Control, LLC completed a restructuring whereby the loans and warrant were extinguished for consideration including $0.8 million in cash and $0.8 million of an unsecured promissory note. At March 31, 2016, the Company had unrealized losses of approximately $6.4 million of which approximately $5.5 million were realized as part of the restructuring on April 11, 2016.

On April 19, 2016, the senior secured revolving term loan to ProGrade Ammo Group, LLC was repaid for net proceeds of approximately $1.6 million. At March 31, 2016, the Company had unrealized losses of approximately $5.4 million which were realized on April 19, 2016.

Note 12. Commitments and Contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of March 31, 2016, the Company had approximately $8.6 million in unfunded loan commitments, subject to the Company’s approval in certain instances, to provide debt financing to certain of its portfolio companies.

The Company is currently not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, the Company does not expect that these proceedings will have a material effect upon its business, financial condition or results of operations.

Schedule 12-14

The table below represents the fair value of control and affiliate investments at June 30, 2015 and any amortization, purchases, sales, and realized and net unrealized gain (loss) made to such investments, as well as the ending fair value as of March 31, 2016.

Schedule of Investments in and Advances to Affiliates

Portfolio Company/Type of Investment	Par Amount/ Quantity at March 31, 2016	Amount of Interest and Dividends Credited in Income	Fair Value at June 30, 2015	Accretion/ Amortization	Purchases	Sales	Realized and Unrealized Gains/Losses	Fair Value at March 31, 2016
Control Investments
Takoda Resources Inc.
Senior Debt/Common Stock(1),(2)	$—	$—	$161,585	$—	$—	$(162,796)	$1,211	$—
Texas Westchester Financial, LLC
Limited Liability Company Interests(1)	9,278	—	177,500	—	—	(30,000)	(17,500)	130,000
The Finance Company, LLC
Senior Debt/Limited Liability Company Interests (3)	$—	498,242	5,006,194	7,938	—	(4,997,942)	(16,190)	—
TransAmerican Asset Servicing Group, LLC
Senior Debt/Limited Liability Company Interests(1),(2)	$—	—	466,785	—	323,359	(697,153)	(92,991)	—
Total Control Investments		$498,242	$5,812,064	$7,938	$323,359	$(5,887,891)	$(125,470)	$130,000
Affiliate Investments
Modular Process Control, LLC
Senior Debt/Warrant(1)	$6,978,595/1	287,797	3,663,827	17,275	1,306,664	(1,479,096)	(2,735,902)	772,768
ProGrade Ammo Group, LLC
Senior Debt(1)/Warrants(1)	$6,812,318/181,240	—	2,590,309	—	147,121	—	(1,118,270)	1,619,160
SOLEX Fine Foods, LLC; Catsmo, LLC
Senior Debt/Limited Liability Company Interests(1)/Warrant(1),(2)	$—	284,512	3,832,347	46,883	—	(3,861,696)	(17,534)	—
US Oilfield Company, LLC
Senior Debt/Warrants(1)	$5,932,396/5	521,338	5,683,338	12,800	6,290,061	(6,131,921)	(4,458,478)	1,395,800
West World Media, LLC
Limited Liability Company Interests(1),(2)	—	—	249,451	—	—	(2,142,823)	1,893,372	—
Total Affiliate Investments		$1,093,647	$16,019,272	$76,958	$7,743,846	$(13,615,536)	$(6,436,812)	$3,787,728

(1)	Nonincome-producing security.
(2)	Investment is no longer held as of March 31, 2016.
(3)	Investment is no longer a control investment at March 31, 2016. The Company sold the LLC interest in The Finance Company, LLC on March 15, 2016.

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

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this quarterly report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in “Risk Factors” in our Annual Report on Form 10-K for the period ended June 30, 2015 and elsewhere in this quarterly report on Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q.

Overview

We are an externally managed non-diversified closed-end management investment company formed in April 2010, and have elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We are managed by Full Circle Advisors, LLC. Full Circle Service Company provides the administrative services necessary for us to operate.

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

We generally seek to invest in lower middle-market and middle-market companies in areas that we believe have been historically under-serviced, especially during and after the 2008/2009 credit crisis. These areas include industries that are outside the focus of mainstream institutions or investors due to required industry-specific knowledge or are too small to attract interest from larger investment funds or other financial institutions. Because we believe there are fewer banks and specialty finance companies focused on lending to these lower middle-market and middle market companies, we believe we can negotiate more favorable terms on our debt investments in these companies than those that would be available for debt investments in comparable larger, more mainstream borrowers. Such favorable terms may include higher debt yields, lower leverage levels, more significant covenant protection and/or greater equity grants than typical of other transactions. We generally seek to avoid competing directly with other capital providers with respect to specific transactions in order to avoid the less favorable terms that we believe are typically associated with such competitive bidding processes.

On June 4, 2014, we formed FC Capital Investment Partners (“FCCIP”), a multiple series private fund, for which we serve as the managing member and investment adviser. FCCIP was formed as a Delaware limited liability company and operates under a limited liability company agreement dated June 13, 2014.

FCCIP closed its first series on June 17, 2014, raising approximately $5.6 million in capital from investors. FCCIP closed its second series on September 25, 2014, raising approximately $10.0 million in capital from investors. On November 30, 2015, the second series ceased investing and was liquidated after full realization of its proceeds from its investment strategy. We may co-invest in certain portfolio investments from time to time with one or more series issued by FCCIP where we determine that the aggregate available investment opportunity exceeds what we believe would be appropriate for us to acquire directly, subject to certain conditions. In addition, we expect to receive certain fees or other distributions for FCCIP in connection with the services we provide to each series it may issue. Such fees may include management fees, incentive fees and administration fees and could be offset by expense caps or waivers in the future. During the three months ended March 31, 2016, the Company earned $3,940 and waived $3,820 of management fee income related to the services performed for FCCIP. For the nine months ended, the Company earned $33,847 and waived $10,046 of management fee income related to the services performed for FCIP.

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

On March 30, 2015, we completed a non-transferable rights offering to our stockholders of record as of 5:00 p.m., New York City time on March 6, 2015. The rights entitled holders of rights to subscribe for an aggregate of up to 11,949,034 shares of our common stock. Our stockholders as of the record date received one right for each share of common stock owned on the record date. The rights entitled the holder to purchase one new share of common stock for every one right held and record date stockholders who fully exercised their rights were entitled to subscribe, subject to certain limitations and pro-rata allocation, for additional shares that remain unsubscribed as a result of any unexercised rights. The subscription price per share was $3.50. The net proceeds from this rights offering, after deducting the fee payable to the dealer managers and offering expenses, were approximately $37.8 million, which we received on April 6, 2015. In connection with this rights offering, the dealer manager received a fee for its financial advisory, marketing and soliciting services equal to a maximum of 4.0% of the subscription price per share for each share issued pursuant to the exercise of rights, including pursuant to the over-subscription privilege. We incurred offering expenses, including the dealer manager fee of $1,401,660, in connection with this rights offering.

As part of the rights offering, an institutional investor committed to purchase approximately 214,000 shares in open market transactions over a seven-day period following the expiration date of the rights offering. The institutional investor agreed to acquire the remainder of the 214,000 shares in a private placement directly from us to the extent such shares were not purchased in open market transactions during such seven-day period. Subsequent to the end of the seven-day period, on April 13, 2015, such investor acquired 80,475 shares, the remainder of its initial commitment of approximately 214,000 shares, in a private placement at $3.50 per share directly from us. We incurred offering expenses of $3,345 in connection with this offering.

Exemptive Relief

On September 23, 2015, we received exemptive relief from the SEC to permit us to co-invest with investment funds managed by our investment adviser where doing so is consistent with our investment strategy as well as applicable law (including the terms and conditions of the exemptive order issued by the SEC). Under the terms of the relief permitting us to co-invest with other funds managed by our investment adviser, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies. We may co-invest, subject to the conditions included in the exemptive order we received from the SEC, with one or more funds managed by our investment adviser that have an investment strategy that is similar to or overlaps our investment strategy. We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification.

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

Basis of Consolidation

Under the 1940 Act rules, the regulations pursuant to Article 6 of Regulation S-X and the American Institute of Certified Public Accountants’ Audit and Accounting Guide for Investment Companies, we are precluded from consolidating any entity other than another investment company or an operating company which provides substantially all of its services and benefits to us. Our Consolidated Financial Statements include our accounts and the accounts of Full Circle West, Inc., FC New Media Inc., TransAmerican Asset Servicing Group, Inc., FC New Specialty Foods, Inc., FC Shale Inc., and FC Takoda Holdings, LLC, our only wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from an independent pricing service or broker-dealers or market makers. Debt and equity securities for which market quotations are not readily available or are not considered to be the best estimate of fair value are valued at fair value as determined in good faith by the Board of Directors. Because the Company expects that there will not be a readily available market value for many of the investments in the Company’s portfolio, many of the Company’s portfolio investments’ values will be determined in good faith by the Board of Directors in accordance with a documented valuation policy that has been reviewed and approved by the Board of Directors and in accordance with GAAP. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

Fair Value

The Company’s assets measured at fair value on a recurring basis subject to the requirements of ASC Topic 820 at March 31, 2016 and June 30, 2015 were as follows:

As of March 31, 2016 (Unaudited)

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$5,285,000	$85,612,368	$90,897,368
Limited Liability Company Interests, at fair value	—	—	130,000	130,000
Investments in Warrants, at fair value	—	—	232,344	232,344
Common Stock, at fair value	15,250	—	—	15,250
Total	$15,250	$5,285,000	$85,974,712	$91,274,962

As of June 30, 2015

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$12,275,000	$121,630,798	$133,905,798
Limited Liability Company Interests, at fair value	—	—	1,228,978	1,228,978
Investments in Warrants, at fair value	—	90	2,695,075	2,695,165
Common Stock, at fair value	1,308,818	—	12,975,000	14,283,818
Open Swap Contract, at fair value	—	—	—	—
Total	$1,308,818	$12,275,090	$138,529,851	$152,113,759

During the nine months ended March 31, 2016, the senior secured term loan and warrants in US Shale Solutions, Inc. were transferred from Level 2 to Level 3. During the year ended June 30, 2015, a portion of the Level 3 General Cannabis Corp. (formerly known as Advanced Cannabis Solutions, Inc.) warrant was converted into Level 1 Common Stock.

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

In order to maximize the types of potential strategic alternatives available to us and enhance the benefits to be derived therefrom for our stockholders, we have opted to retain the cash proceeds received by us in connection with loan repayments and sales and have otherwise limited our origination activities. However, because our investment income has declined and is expected to continue to decline in the current and subsequent quarters as a result of this change in investment strategy, our Board of Directors has decided to suspend the declaration of any future distributions to our stockholders beyond the previously declared distribution of $0.035 per share to stockholders of record on March 31, 2016 and paid on April 15, 2016.

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

Operating Expense Reimbursement

Our investment adviser agreed to reimburse us for any operating expenses, excluding interest expenses, investment advisory and management fees, and offering expenses that exceed 1.50% of our net assets, beginning with our fiscal quarter ended September 30, 2014 through June 30, 2015. For our fiscal year 2016 and beyond, our investment adviser had agreed to reimburse us for any operating expenses, excluding interest expenses, investment advisory and management fees, and offering expenses, that exceed 1.75% of our net assets; however, on February 11, 2016, our Board of Directors authorized the termination of our investment adviser’s operating expense reimbursement obligations, effective as of January 1, 2016, as part of the strategic process. The expense reimbursement from the Adviser for the year to date period ended December 31, 2015 was $506,364 and is included in the fee waivers and expense reimbursement line on the Consolidated Statement of Operations.

Management Fee and Incentive Fee Waiver

For the periods commencing on April 1, 2015 and ending on June 30, 2015 and commencing on July 1, 2015 and ending on June 30, 2016, our investment adviser had agreed to waive the portion of the base management fees and incentive fees that our investment adviser would otherwise be entitled to receive pursuant to our Investment Advisory Agreement to the extent required in order for us to earn net investment income sufficient to support the distribution payment on the shares of our common stock outstanding on the relevant record date for each monthly distribution as then declared by our board of directors; however, on February 11, 2016, our Board of Directors authorized the termination of our investment adviser’s management fee and incentive fee waiver, effective as of January 1, 2016, as part of the strategic process. For the three and nine months ended March 31, 2016, we incurred $451,381 and $1,612,167, respectively, of base management fees, of which $214,129 has been accrued for as a management fee waiver year to date and is included in the fee waivers and expense reimbursement line on the Consolidated Statement of Operations. The Adviser waived all income incentive fees for the three months ended March 31, 2016. The Adviser waived $246,879 of income incentive fees for the nine months ended March 31, 2016. Any such fees are not subject to reimbursement or recoupment by the Adviser.

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

Time Period	Acquisitions(1) (dollars in millions)	Dispositions(2) (dollars in millions)	Weighted Average Interest Rate of Portfolio at End of Period(3)
For the year ended June 30, 2011	$90.0	$32.6	12.68%
For the year ended June 30, 2012	55.3	38.1	12.93%
For the year ended June 30, 2013	75.1	58.1	12.90%
For the year ended June 30, 2014	132.5	82.3	11.27%
July 1, 2014 through September 30, 2014	36.5	28.7	10.53%
October 1, 2014 through December 31, 2014	28.7	23.2	10.23%
January 1, 2015 through March 31, 2015	24.4	32.1	10.53%
April 1, 2015 through June 30, 2015	47.5	13.9	9.99%
For the year ended June 30, 2015	137.1	97.9	9.99%
July 1, 2015 through September 30, 2015	29.8	32.7	8.93%
October 1, 2015 through December 31, 2015	20.1	34.3	9.27%
January 1, 2016 through March 31, 2016	29.6	58.7	10.27%
For the year ended June 30, 2016 to date	79.5	125.7	10.27%
Since inception	$569.5	$434.7	N/A

(1)	Includes new deals, additional fundings, refinancings (inclusive of those on revolving credit facilities) and payment in kind “PIK” interest.
(2)	Includes scheduled principal payments, prepayments, sales and repayments (inclusive of those on revolving credit facilities).
(3)	For transactions in the secondary market, the interest rate used for the weighted average interest rate reflects the effective yield on the loan at the purchase price. Weighted average interest rate is based upon the stated coupon rate and face value of outstanding debt securities at the measurement date. Debt securities on non-accrual status are included in the calculation and are treated as having 0.00% as their applicable interest rate for purposes of this calculation, unless such debt securities are valued at zero.

At March 31, 2016, the weighted average interest rate of our performing debt investments was 11.93%.

Portfolio Activity for the Nine Months Ended March 31, 2016

The primary investment activities for the nine months ended March 31, 2016 were fundings and repayments under the revolving credit facilities and the funding of the following loan facilities:

•	On July 1, 2015, the Company issued a $6.0 million mortgage note to 310E53RD, LLC, a real estate holding company.
•	On July 1, 2015, the senior secured credit facility and revolving commitment with Butler Burger Group, LLC, was fully repaid at par plus accrued interest and prepayment fees for total proceeds of $8.6 million.
•	On July 15, 2015, the senior secured credit facility with Medinet Investments, LLC was repaid in full at par plus accrued interest for total proceeds of $0.1 million.
•	On July 17, 2015, the Company purchased $3.0 million of a $175.0 million senior secured term loan to Liquidnet Holdings, Inc., an equities trading platform, at 96.375% of par.
•	On July 31, 2015, the Company purchased an additional $1.0 million of senior secured notes to Lee Enterprises, Incorporated, a daily and weekly newspaper publisher.
•	On September 3, 2015, the senior secured credit facility with GW Power, LLC and Greenwood Fuels WI, LLC was partially repaid for total proceeds of $2.2 million.

•	On September 10, 2015, the Company sold the full $2.0 million of the second lien term loan with GK Holdings, Inc. for total proceeds of $2.0 million plus accrued interest.
•	During the quarter ended September 30, 2015, the Company funded an additional $0.4 million of the senior secured term loan B to U.S. Oilfield Company, LLC, which increased the Company’s total investment to $7.1 million. The Company funded $0.3 million of the increase and the remainder was funded by a third party. The Company also received additional warrants for 2.964% of the class B non-voting shares of U.S. Oilfield Company, LLC.
•	On October 30, 2015, the Company sold its equity interest in West World Media, LLC for total proceeds of $2.2 million.
•	On October 30, 2015, the senior secured revolving loan with TransAmerican Asset Servicing Group, LLC was repaid with total proceeds of approximately $0.5 million and the limited liability company interest was written off.
•	On November 30, 2015, the senior secured note with Good Technology Corporation was repaid in full at par plus accrued interest and fees with total proceeds of approximately $11.1 million and the warrant was written off.
•	On December 10, 2015, the Company entered into an unfunded revolver commitment to Aptean, Inc., an enterprise software company.
•	On December 30, 2015, the senior secured term loan to New Media West, LLC was written off in its entirety.
•	On December 31, 2015, the senior secured term loan and common stock in Takoda Resources, Inc. was written off in its entirety.
•	Effective January 14, 2016, the Company participated in a restructuring process with US Shale Solutions, Inc. in which the Company exchanged its $9.0 million senior secured bond and its warrants in return for approximately $2.2 million of a second lien term loan and equity in US Shale Solutions, Inc. As part of the restructuring, the Company funded approximately $1.1 million of a new senior secured term loan.
•	On February 5, 2016, Calpine Corporation announced that it has entered into a definitive agreement to acquire Granite Ridge Energy, LLC for approximately $500 million. Upon closing of the transaction on February 18, 2016, the Company received approximately $14.5 million in exchange for the 60,000 shares of the common stock held by the Company. Upon settlement, the Company contemporaneously unwound the total return swap contract hedging this position.
•	On February 10, 2016, the senior secured term loan with Solex Fine Foods, LLC; Catsmo, LLC was repaid with approximately $4.1 million of principal and interest received by the Company. The common stock and warrant were written off in their entirety.
•	On March 1, 2016, the senior secured notes with Lee Enterprises, Incorporated were sold for total proceeds of approximately $5.0 million.
•	On March 15, 2016, the Company sold its equity interest in The Finance Company for $0.8 million. The senior secured term loan was converted into a senior secured revolving loan and the loan commitment was reduced by approximately $0.8 million to $3.5 million, of which the Company’s commitment is approximately $2.8 million.
•	On March 21, 2016, the senior secured term loan with Liquidnet Holdings, Inc. was sold for total proceeds of approximately $2.8 million.

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio, including our open swap contract, for the nine months ended March 31, 2016 and for the year ended June 30, 2015:

	Nine Months Ended March 31, 2016 (Unaudited)	Year Ended June 30, 2015
Beginning Investment Portfolio	$152,113,759	$150,190,759
Portfolio Investments Acquired(1)	77,579,065	137,121,602
Amortization and Accretion of Fixed Income Premiums and Discounts	1,278,380	1,496,851
Portfolio Investments Repaid	(123,853,691)	(97,880,572)
Sales and Maturities of Treasury Securities(2)	—	(25,000,000)
Net Change in Unrealized Gain (Loss) on Investments and Open Swap Contract	(7,271,960)	(6,237,328)
Net Realized Gains (Losses) on Investments and Open Swap Contract	(8,570,591)	(7,577,553)
Ending Investment Portfolio	$91,274,962	$152,113,759

(1)	Includes PIK interest.
(2)	U.S. Treasury Securities were purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

During the nine months ended March 31, 2016, we recorded net unrealized appreciation (depreciation) of $(7,271,960). This consisted of $(1,784,605) of net unrealized depreciation on debt investments and $(5,487,355) of net unrealized depreciation on equity investments.

Portfolio Classifications

The following table shows the fair value of our portfolio of investments by asset class as of March 31, 2016 and June 30, 2015.

	March 31, 2016 (Unaudited)		June 30, 2015
	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio
Investments:
Senior Secured Loans	$80.8	88.5%	$122.8	80.7%
Subordinated Secured Loans	7.1	7.8	7.9	5.2
Unsecured Notes	3.1	3.4	3.2	2.1
Warrants	0.2	0.2	2.7	1.8
Limited Liability Company Interests	0.1	0.1	1.2	0.8
Common Stock	0.0	0.0	14.3	9.4
Total Investments at Fair Value	$91.3	100.0%	$152.1	100.0%

At March 31, 2016, the 25 borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 63% (i.e., each $63 of loan value outstanding is secured by $100 of collateral value). At June 30, 2015, the 32 borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 59% (i.e., each $59 of loan value outstanding is secured by $100 of collateral value).

The following table shows the fair value of our portfolio of investments by industry, as of March 31, 2016 and June 30, 2015.

	March 31, 2016 (Unaudited)		June 30, 2015
	Investments at Fair Value (dollars in millions)	Percentage of Total Investment Portfolio*	Investments at Fair Value (dollars in millions)	Percentage of Total Investment Portfolio
Building Cleaning and Maintenance Services	$10.2	11.2%	$10.7	7.0%
Radio Broadcasting	9.5	10.4	9.3	6.1
Appliance Parts Distributor	7.7	8.6	8.0	5.2
Wireless Communications	7.7	8.5	8.0	5.2
Real Estate Holding Company	5.9	6.5	—	—
Specialty Pharmaceuticals	5.9	6.4	6.0	3.9
Television Programming	5.3	5.8	5.8	3.8
Maritime Security Services	4.8	5.3	6.0	3.9
Consumer Financing	4.0	4.4	7.9	5.2
Information and Data Services	3.8	4.1	3.4	2.2
Gambling Machine Manufacturer	3.7	4.1	3.8	2.5
Oil and Gas Field Services	3.7	4.0	10.1	6.8
Biological Products	3.5	3.8	3.4	2.3
Hotel Operator	3.4	3.7	4.3	2.8
Data Connectivity Service Company	3.1	3.4	3.2	2.1
Grain Mill Products	3.0	3.3	3.3	2.2
Outdoor Advertising Services	1.9	2.0	2.0	1.3
Munitions	1.6	1.8	2.6	1.7
Electric Services	1.6	1.7	5.2	3.5
Energy Efficiency Services	0.8	0.8	3.6	2.4
Equipment Rental Services	0.6	0.6	0.6	0.4
Internet Advertising	0.4	0.5	2.4	1.6
Non-Residential Property Owner	0.0	0.0	1.3	0.9
Power Generation	—	—	13.0	8.5
Mobile Device Management	—	—	11.1	7.3
Real Estate Management Services	—	—	8.5	5.6
Food Distributors and Wholesalers	—	—	3.8	2.5
Daily and Weekly Newspaper Publisher	—	—	2.0	1.3
IT and Business Skill Training	—	—	2.0	1.3
Asset Recovery Services	—	—	0.5	0.3
Geophysical Surveying and Mapping Services	—	—	0.2	0.1
Medical Liability Claims Factoring	—	—	0.1	0.1
Healthcare Billing and Collections	—	—	—	—
Enterprise Software Company	(0.8)	(0.9)	—	—
Total	$91.3	100.0%	$152.1	100.0%

Portfolio Grading

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of March 31, 2016, our portfolio had a weighted average grade of 3.18 based upon the fair value of the debt investments in the portfolio. Equity securities and investments in United States Treasury Bills are not graded. This was an increase of 0.22 from the weighted average grade of 2.96 at June 30, 2015.

At March 31, 2016, our debt investment portfolio was graded as follows:

	March 31, 2016 (Unaudited)
Grade	Summary Description	Fair Value	Percentage of Total Portfolio*
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$—	—%
2	The portfolio company is performing above expectations and the risk profile is generally favorable.	—	—
3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	78,662,140	86.18
4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable.	8,374,955	9.18
5	The investment is performing well below expectations and is not anticipated to be repaid in full.	3,860,273	4.23
		$90,897,368	99.59%

At June 30, 2015, our debt investment portfolio was graded as follows:

	June 30, 2015
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$8,516,728	5.60%
2	The portfolio company is performing above expectations and the risk profile is generally favorable.	10,720,287	7.05
3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	98,780,645	64.93
4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable.	9,932,823	6.53
5	The investment is performing well below expectations and is not anticipated to be repaid in full.	5,955,315	3.92
		$133,905,798	88.03%

We expect that a portion of our investments will be in grades 4 or 5 from time to time, and, as such, we will be required to work with portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 4 or 5 may fluctuate from period to period.

Results of Operations

Comparison of the three months ended March 31, 2016 and 2015

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Total	Per Share(1)	Total	Per Share(1)
Total Investment Income	$3,669,997	$0.17	$4,308,525	$0.36
Interest Income(2)	3,442,547	0.16	4,257,144	0.36
Dividend Income	13,351	0.00	—	—
Other Income	214,099	0.01	51,381	0.00
Net Operating Expenses	1,954,369	0.09	2,330,589	0.19
Management Fee	451,381	0.02	545,564	0.05
Incentive Fee	246,879	0.01	419,559	0.03
Total Advisory Fees	698,260	0.03	965,123	0.08
Administrative Fees	192,006	0.01	194,619	0.02
Director’s Fees	34,750	0.00	49,750	0.00
Interest Expenses	931,933	0.04	1,119,639	0.09
Professional Services Expense	218,058	0.01	149,698	0.01
Bank Fees	7,396	0.00	8,910	0.00
Other	118,845	0.01	142,326	0.01
Fee Waivers and Expense Reimbursement	(246,879)	(0.01)	(299,476)	(0.02)
Net Investment Income	1,715,628	0.08	1,977,936	0.17
Net Change in Unrealized Gain (Loss)	(2,796,098)	(0.12)	3,165,547	0.29
Net Realized Loss	79,846	0.00	(3,485,515)	(0.29)

(1)	The basic per share figures noted above are based on a weighted average of 22,472,243 and 11,990,011 shares outstanding for the three months ended March 31, 2016 and March 31, 2015, respectively, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our audited Consolidated Financial Statements.
(2)	Interest income includes PIK interest of $54,505 and $99,796 for the three months ended March 31, 2016 and March 31, 2015, respectively.

Total Investment Income

Total investment income includes interest and dividend income on our investments and other income, which is typically comprised of fee income. Fee income typically consists of administrative fees, prepayment fees, structuring fees and unused line fees which are not recurring.

Total investment income decreased from $4,308,525 for the three months ended March 31, 2015 to $3,669,997 for the three months ended March 31, 2016. The decrease in investment income was predominantly due to decreased interest income related to a smaller debt portfolio versus the prior year period and decreasing average coupon rates, and was partially offset by an increase in other income. The increase in other income is predominantly due to amendment fee income received from The Finance Company, LLC.

Total investment income decreased on a per share basis, as interest income decreased from $0.36 per share for the three months ended March 31, 2015 to $0.16 per share for the three months ended March 31, 2016. Other income per share increased from $0.00 per share for the three months ended March 31, 2015 to $0.01 per share for the three months ended March 31, 2016. Per share figures noted above reflect an increase in the weighted average shares outstanding from 11,990,011 to 22,472,243 for the three months ended March 31, 2015 and 2016, respectively; this increase in share count from our rights offering increased the per share impact of decreased total investment income.

Expenses

Net operating expenses decreased from $2,330,589 for the three months ended March 31, 2015 to $1,954,369 for the three months ended March 31, 2016. The decrease in net operating expenses is primarily due to decreased interest expense related to reduced borrowings and decreased fees.

Net operating expenses per share decreased from $0.19 per share for the three months ended March 31, 2015 to $0.09 per share for the three months ended March 31, 2016. Per share figures noted above reflect an increase in the weighted average shares outstanding from 11,990,011 to 22,472,243 for the three months ended March 31, 2015 and March 31, 2016, respectively; this increase in share count from our rights offering increased the per share impact of decreased net operating expenses.

Net Investment Income

Net investment income decreased from $1,977,936 for the three months ended March 31, 2015 to $1,715,628 for the three months ended March 31, 2016. The decrease in net investment income for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015 was primarily due to a decrease in interest income and partially offset by an increase in other income and a decrease in incentive fee expense and an increase in fees.

Net investment income per share decreased from $0.17 per share for the three months ended March 31, 2015 to $0.08 per share for the three months ended March 31, 2016. Per share figures noted above reflect an increase in the weighted average shares outstanding from 11,990,011 to 22,472,243 for the three months ended March 31, 2015 as compared to the three months ended March 31, 2016. This increase in share count from our rights offering decreased the per share impact of increased net investment income.

Realized Gain (Loss) on Investments

Realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs.

During the three months ended March 31, 2016, we recorded net realized gains of $79,846, primarily in connection with a gain on the sale of the equity in Granite Ridge Energy LLC for $2,145,000. This gain was offset by a realized loss of $2,085,281 as a result of unwinding the corresponding swap contract.

During the three months ended March 31, 2015, we recorded realized losses of $3,485,515, primarily in connection with the write off of the second lien investment in Blackstrap Broadcasting, LLC, which resulted in a realized loss of $3,500,000.

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

Net change in unrealized appreciation (depreciation) on investments and open swap contract was $(2,796,098) for the three months ended March 31, 2016 compared to $3,165,547 for the three months ended March 31, 2015. The following table summarizes the significant changes in unrealized appreciation (depreciation) of the Company’s investment portfolio, including our open swap contract, for the three months ended March 31, 2016 by portfolio company.

Portfolio Company	Change in Unrealized Appreciation (Depreciation)	March 31, 2016 (Unaudited)			December 31, 2015 (Unaudited)
		Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)
US Oilfield Company, LLC	$(1,989,952)	$5,891,578	$1,395,800	$(4,495,778)	$6,010,915	$3,505,089	$(2,505,826)
Granite Ridge Energy, LLC	(1,650,000)	—	—	—	12,975,000	14,625,000	1,650,000
US Shale Solutions, Inc.	(774,199)	7,995,044	2,283,073	(5,711,971)	6,642,072	1,704,300	(4,937,772)
Luling Lodging, LLC	(652,614)	4,472,610	3,400,650	(1,071,960)	4,468,296	4,048,950	(419,346)
The Finance Company, LLC	(562,223)	2,077,669	2,075,937	(1,732)	4,336,329	4,896,820	560,491
Other(1)	2,832,890	98,192,165	82,119,502	(16,072,663)	112,938,134	94,032,581	(18,905,553)
Totals	$(2,796,098)	$118,629,066	$91,274,962	$(27,354,104)	$147,370,746	$122,812,740	$(24,558,006)

(1)	Other represents all remaining investments, including the swap contract.

Comparison of the nine months ended March 31, 2016 and 2015

	Nine Months Ended March 31, 2016		Nine Months Ended March 31, 2015
	Total	Per Share(1)	Total	Per Share(1)
Total Investment Income	$13,239,952	$0.58	$13,307,369	$1.12
Interest Income(2)	11,361,970	0.50	12,601,615	1.06
Dividend Income	33,998	0.00	—	—
Other Income	1,843,984	0.08	705,754	0.06
Net Operating Expenses	6,738,384	0.29	7,134,018	0.60
Management Fee	1,612,167	0.07	1,699,451	0.14
Incentive Fee	1,263,241	0.06	1,335,651	0.11
Total Advisory Fees	2,875,408	0.13	3,035,102	0.25
Administrative Fees	591,370	0.02	549,766	0.05
Director’s Fees	119,250	0.00	138,446	0.01
Interest Expenses	2,910,262	0.13	3,299,116	0.28
Professional Services Expense	771,583	0.03	509,292	0.04
Bank Fees	23,197	0.00	30,099	0.00
Other	414,686	0.02	402,720	0.04
Fee Waivers and Expense Reimbursement	(967,372)	(0.04)	(830,523)	(0.07)
Net Investment Income	6,501,568	0.29	6,173,351	0.52
Net Change in Unrealized Gain (Loss)	(7,271,960)	(0.31)	(6,474,247)	(0.52)
Net Realized Loss	(8,570,591)	(0.38)	(4,385,308)	(0.37)

(1)	The basic per share figures noted above are based on a weighted average of 22,726,053 and 11,925,027 shares outstanding for the nine months ended March 31, 2016 and March 31, 2015, respectively, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our audited Consolidated Financial Statements.
(2)	Interest income includes PIK interest of $110,997 and $302,030 for the nine months ended March 31, 2016 and March 31, 2015, respectively.

Total Investment Income

Total investment income includes interest and dividend income on our investments and other income, which is typically comprised of fee income. Fee income typically consists of administrative fees, prepayment fees, structuring fees and unused line fees, which are not recurring.

Total investment income decreased from $13,307,369 for the nine months ended March 31, 2015 to $13,239,952 for the nine months ended March 31, 2016. The decrease in investment income was predominantly due to decreased interest income resulting from a smaller debt portfolio versus the prior year period and decreasing average coupon rates, and was offset by an increase in other income. The increase in other income is predominantly due to prepayment fees received as a result of the payoff of Good Technology Corporation and Butler Burger Group, LLC.

Total investment income decreased on a per share basis, as interest income decreased from $1.06 per share for the nine months ended March 31, 2015 to $0.50 per share for the nine months ended March 31, 2016. Other income per share increased from $0.06 per share for the nine months ended March 31, 2015 to $0.08 per share for the nine months ended March 31, 2016. Per share figures noted above reflect an increase in the weighted average shares outstanding from 11,925,027 to 22,726,053 for the nine months ended March 31, 2015 and 2016, respectively; this increase in share count from our rights offering decreased the per share impact of increased total investment income.

Expenses

Net operating expenses decreased from $7,134,018 for the nine months ended March 31, 2015 to $6,738,384 for the nine months ended March 31, 2016. The decrease in net operating expenses is primarily due to decreased interest expense related to reduced borrowings. The decrease in interest expense was partially offset by an increase in professional fees, which were higher primarily due to fees for the initial annual audit of the Company’s internal controls over financial reporting.

Net operating expenses per share decreased from $0.60 per share for the nine months ended March 31, 2015 to $0.30 per share for the nine months ended March 31, 2016. Per share figures noted above reflect an increase in the weighted average shares outstanding from 11,925,027 to 22,726,053 for the nine months ended March 31, 2015 and March 31, 2016, respectively; this increase in share count from our rights offering increased the per share impact of decreased net operating expenses.

Net Investment Income

Net investment income increased from $6,173,351 for the nine months ended March 31, 2015 to $6,501,568 for the nine months ended March 31, 2016. The increase in net investment income for the nine months ended March 31, 2016, as compared to the nine months ended March 31, 2015, was primarily due to increased fee income related to the prepayment fees received as a result of the payoff of Good Technology Corporation and Butler Burger Group, LLC. The increase in other income was partially offset by lower interest income during the period.

Net investment income per share decreased from $0.52 per share for the nine months ended March 31, 2015 to $0.29 per share for the nine months ended March 31, 2016. Per share figures noted above reflect an increase in the weighted average shares outstanding from 11,925,027 to 22,726,053 for the nine months ended March 31, 2015 as compared to the nine months ended March 31, 2016. This increase in share count from our rights offering increased the per share impact of decreased net investment income.

Realized Gain (Loss) on Investments

Realized gain (loss) on the sale of investments is the difference between the proceeds received from dispositions of portfolio investments and their stated costs.

During the nine months ended March 31, 2016, we recorded net realized losses of $8,570,591, primarily in connection with the write off of the term loans to New Media West, LLC and Takoda Resources Inc. of $3,811,681 and $2,891,736, respectively, the write off of the warrant in Good Technology Corporation of $2,289,400, and the loss on the full payoff of the revolving term loan to TransAmerican Asset Servicing Group, LLC of $3,161,166. These losses were partially offset by a gain from the payoff of the term loan to Good Technology Corporation of $1,508,603 and a gain from the sale of the equity interest in West World Media, LLC of $1,712,323. The Company also had a realized gain on the sale of the equity in Granite Ridge Energy, LLC of $2,145,000. This gain was offset by a realized loss of $1,882,294 as a result of unwinding the corresponding swap contract.

During the nine months ended March 31, 2015, we recorded realized losses of $4,385,308, primarily in connection with a loss from the write off of the second lien investment in Blackstrap Broadcasting, LLC and the final disposition of the investment in MDU Communications (USA) Inc., which resulted in realized losses of $3,500,000 and $1,583,980, respectively. These losses were partially offset by a gain on the partial prepayments of PEAKS Trust 2009-1 of $1,034,292.

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

Net change in unrealized appreciation (depreciation) on investments and open swap contract was $(7,271,960) for the nine months ended March 31, 2016 compared to $(6,474,247) for the nine months ended March 31, 2015. The following table summarizes the significant changes in unrealized appreciation (depreciation) of the Company’s investment portfolio, including our open swap contract, for the nine months ended March 31, 2016 by portfolio company.

Portfolio Company	Change in Unrealized Appreciation (Depreciation)	March 31, 2016 (Unaudited)			June 30, 2015
		Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)
New Media West, LLC	$3,811,681	$—	$—	$—	$3,811,681	$—	$(3,811,681)
TransAmerican Asset Servicing Group, LLC	3,068,175	—	—	—	3,534,960	466,785	(3,068,175)
Takoda Resources, Inc.	2,892,947	—	—	—	3,054,532	161,585	(2,892,947)
US Oilfield Company, LLC	(4,458,477)	5,891,578	1,395,800	(4,495,778)	5,720,639	5,683,338	(37,301)
US Shale Solutions, Inc.	(3,524,990)	7,995,044	2,283,073	(5,711,971)	6,642,071	4,455,090	(2,186,981)
Other(1)	(9,061,296)	104,742,444	87,596,089	(17,146,355)	149,432,020	141,346,961	(8,085,059)
Totals	$(7,271,960)	$118,629,066	$91,274,962	$(27,354,104)	$172,195,903	$152,113,759	$(20,082,144)

(1) Other represents all remaining investments, including the swap contract.

Liquidity and Capital Resources

At March 31, 2016, we had investments in debt securities of 25 companies, totaling approximately $90.9 million at fair value and equity investments in 10 companies, totaling approximately $0.4 million at fair value. The debt investment amount includes $110,997 in accrued PIK interest earned for the nine months ended March 31, 2016, and $513,382, cumulatively, which is added to the carrying value of our investments.

For the nine months ended March 31, 2016, cash provided by operating activities, consisting primarily of net repayments of investments and the items described in “Results of Operations,” was approximately $25.7 million, reflecting the purchases and repayments of investments, net investment income resulting from operations, offset by non-cash income related to OID income, changes in working capital and accrued interest receivable. Net cash provided by purchases and sales of investments was approximately $46.2 million, reflecting principal repayments of $125.7 million, offset by additional investments of $79.5 million.

As of March 31, 2016, we did not have any outstanding borrowings under our senior secured credit facility (the “Credit Facility”) with Santander Bank, N.A. (“Santander Bank”), as administrative agent. On November 6, 2013, the Company increased the size of the Credit Facility from $32.5 million to $45.0 million. On September 12, 2014, the Company entered into an amendment to our Credit Facility with Santander Bank to give the Company the option to increase the size of the facility from $45.0 million to $60.0 million and to provide additional criteria for eligibility of loans under the borrowing base under the credit facility. The Company has not exercised its option to expand the Credit Facility as of March 31, 2016. In addition, as of March 31, 2016, the Company had $33.6 million in Notes Payable outstanding.

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

Share Repurchase Program

On April 7, 2014, the Board of Directors authorized a share repurchase program which provides for the purchase of up to 1 million shares of outstanding common stock to be implemented at the discretion of our management team. On August 26, 2015, the Board of Directors authorized the purchase of an additional 1 million shares to provide for the purchase of up to 2 million shares of the outstanding common stock as part of the share repurchase program. Under the repurchase program, we may, but are not obligated to, repurchase our outstanding common stock in the open market from time to time. The timing and number of shares to be repurchased in the open market will depend on a number of factors, including market conditions and alternative investment opportunities. In addition, any repurchases will be conducted in accordance with the 1940 Act. There were no shares repurchased under the share repurchase program for the three months ended March 31, 2016. As of May 13, 2016, the Company has repurchased an aggregate of 763,187 shares under the share repurchase program at the weighted average price of $3.17 per share, resulting in $2.4 million of cash paid, under the program since September 17, 2015.

Contractual Obligations

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Credit Facility(1)	$—	$—	$—	$—	$—
Notes	33.6	—	—	33.6	—
Total	$33.6	$—	$—	$33.6	$—

(1)	On September 12, 2014, we entered into an amendment to our Credit Facility with Santander Bank, N.A. to give the Company the option to increase the size of the facility from $45.0 million to $60.0 million and to provide additional criteria for eligibility of loans under the borrowing base under the credit facility. We have not exercised our option to expand the facility as of March 31, 2016. At March 31, 2016, $45.0 million remained unused under the Credit Facility.

In addition to the contractual obligations set forth above, we have certain obligations with respect to the investment advisory and administration services we receive. See “Overview.” We incurred fees of $2,875,408 for investment advisory services and $591,370 for administrative services for the nine months ended March 31, 2016.

As of March 31, 2016, we had approximately $8.6 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.

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

The Credit Facility matures on June 3, 2016 and bears interest based on a tiered rate structure, depending upon utilization, ranging from LIBOR (one month, two month or three month, depending on our option) plus 3.25% to 4.00% per annum, or from Santander Bank’s prime rate plus 1.25% to 2.00% per annum, based on our election. In addition, a fee of 0.50% per annum is charged on unused amounts under the Credit Facility. The Credit Facility is secured by all of our assets. Under the Credit Facility, we have made certain customary representations and warranties, and are required to comply with various covenants, reporting requirements and other customary requirements, including a minimum balance sheet leverage ratio, for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature. On November 6, 2013, the Company increased the size of its Credit Facility with Santander Bank from $32.5 million to $45.0 million. On September 12, 2014, the Company entered into an amendment to our Credit Facility with Santander Bank to give the Company the option to increase the size of the facility from $45.0 million to $60.0 million and to provide additional criteria for eligibility of loans under the borrowing base under the credit facility. The Company has not exercised its option to expand the Credit Facility as of March 31, 2016.

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

The Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. We may repurchase the Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the Indenture. As of March 31, 2016, we had not repurchased any of the Notes in the open market.

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

Recent Developments

Recent Portfolio Activity

On April 6, 2016, the senior secured note to Fuse, LLC was sold for total proceeds of approximately $5.5 million. At March 31, 2016 the Company had unrealized losses of approximately $1.7 million which were realized on April 6, 2016.

On April 11, 2016, Modular Process Control, LLC completed a restructuring whereby the loans and warrant were extinguished for consideration including $0.8 million in cash and $0.8 million of an unsecured promissory note. At March 31, 2016, the Company had unrealized losses of approximately $6.4 million of which approximately $5.5 million were realized as part of the restructuring on April 11, 2016.

On April 19, 2016, the senior secured revolving term loan to ProGrade Ammo Group, LLC was repaid for net proceeds of approximately $1.6 million. At March 31, 2016, the Company had unrealized losses of approximately $5.4 million which were realized on April 19, 2016.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2016, 6 debt investments in our portfolio bore interest at a fixed rate, and the remaining 29 debt investments were at variable rates, representing approximately $22.2 million and $68.7 million in principal debt, respectively. The variable rates are based upon LIBOR.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying Prime Rate or LIBOR, and no other change in our portfolio as of March 31, 2016. We have also assumed there are no outstanding floating rate borrowings by the Company. See the below table for the effect the rate changes would have on net investment income.

LIBOR or Prime Rate Increase (Decrease)	Increase (decrease) of Net Investment Income (in millions)
3.00%	$1.3
2.00%	$0.7
1.00%	$0.2
(1.00)%	$(0.4)
(2.00)%	$(0.4)
(3.00)%	$(0.4)

Although management believes that this analysis is indicative of our existing interest rate sensitivity at March 31, 2016, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

As of March 31, 2016, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Except as indicated below, there have been no material changes during the nine months ended March 31, 2016 to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2015.

Our process of exploring strategic alternatives and implementing strategic initiatives to enhance stockholder value may not be successful and/or provide any meaningful benefit to our stockholders.

Our common stock has been trading at a significant discount to net asset value and, as a result, has limited our ability to grow and reap the benefits of increased scale, including the ability to commit to larger hold sizes, enhanced liquidity for our shareholders and substantially increased operating leverage. As a result, we recently announced our exploration of various strategic alternatives potentially available to us. In order to maximize the types of potential strategic alternatives available to us, we have opted to retain the cash proceeds received by us in connection with loan repayments and sales and have otherwise limited our origination activities. Because our investment income has declined and is expected to continue to decline in the current and subsequent quarters as a result of this change in investment strategy, our Board of Directors has decided to suspend the declaration of any future distributions to our stockholders. In addition, given that our Board of Directors has chosen to pursue a strategic process which, among other things, calls for reducing the size of our investment portfolio and the resulting impact that such reduction has had and will have on the fees payable to our investment adviser, our Board of Directors has terminated, effective January 1, 2016, our investment adviser’s management and incentive fee waiver and operating expense reimbursement obligations to ensure its continuing financial and operational viability pending the completion of the strategic process.

There is no assurance that our exploration of strategic alternatives will result in any transaction being consummated or, if consummated, that any such transaction will result in the creation of value for shareholders of the Company. In addition, if our implementation of strategic initiatives, including limiting our origination activities, is unsuccessful, we can provide no assurances that we will be able to reimplement our investment strategy, which would further adversely affect our financial condition, business and results of operations.

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

We did not engage in unregistered sales of equity securities during the nine months ended March 31, 2016.

Issuer Purchases of Equity Securities

For the quarter ended March 31, 2016, as a part of our dividend reinvestment plan for our common stockholders, we purchased 11,412 shares of our common stock for an average price of approximately $2.29 per share in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines repurchases of our common stock during the quarter ended March 31, 2016.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2016	3,948	$2.24	—	—
February 2016	4,032	$2.24	—	—
March 2016	3,432	$2.42	—	—
Total	11,412	$2.29	—	—

The Company did not repurchase any shares under the share repurchase program for the three months ended March 31, 2016. As of May 13, 2016, the Company has repurchased an aggregate of 763,187 shares under the share repurchase program at the weighted average price of $3.17 per share, resulting in $2.4 million of cash paid, under the program since September 17, 2015.

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

FULL CIRCLE CAPITAL CORPORATION
Date: May 13, 2016	/s/ Gregg J. Felton Gregg J. Felton, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the dates indicated.

Date: May 13, 2016	/s/ Michael J. Sell Michael J. Sell, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)