Form 10-K
period 2016-06-30
Full Circle Capital Corp
filed 2016-09-28
CIK 1490013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑

The aggregate market value of common stock beneficially owned by non-affiliates of the Registrant on December 31, 2015, based on the closing price on that date of $2.47 on the NASDAQ Stock Market, was $49,369,822. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 22,472,243 shares of the Registrant’s common stock outstanding as of September 28, 2016.

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

Our headquarters are located at 102 Greenwich Avenue, 2nd Floor, Greenwich, CT 06830 and our telephone number is 203-900-2100.

Strategic Transaction

On June 23, 2016, we and Great Elm Capital Corp., a Maryland corporation (“GECC”) entered into a definitive merger agreement (the “Merger Agreement”) under which we will merge with and into GECC, with GECC as the surviving corporation (the “Merger”). Concurrently with the execution of the Merger Agreement, GECC, Great Elm Capital Group, Inc. (“Great Elm”) and certain investment funds (the “Funds”) managed by MAST Capital Management, LLC (“MAST”) entered into a subscription agreement (the “Subscription Agreement”). Pursuant to the Subscription Agreement, (i) Great Elm has contributed $30 million in cash to GECC in exchange for shares of GECC’s common stock and (ii) the Funds have agreed to contribute an investment portfolio, presently valued at approximately $90 million, also in exchange for shares of GECC’s common stock. The contribution of the investment portfolio will occur prior to the closing of the Merger. When the Merger becomes effective, GECC, as the surviving corporation, will be externally managed by Great Elm Capital Management, Inc. (“GECM”), pursuant to a new investment advisory agreement. GECM will be owned by Great Elm. Great Elm has advised the Company that GECM will employ substantially all of the investment and back office personnel of MAST. The obligations of the parties to the Merger Agreement and the Subscription Agreement are subject to various conditions. We have also entered into an agreement (the “Termination Agreement”) with Full Circle Advisors and Full Circle Service Company providing for the future termination of our investment advisory agreement, dated July 13, 2010, and administration agreement, dated July 14, 2010, as required under the Merger Agreement.

The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, (i) we will merge with and into GECC with GECC continuing as the surviving corporation. In the Merger, all of the Company’s outstanding shares of common stock will be converted into shares of GECC’s common stock. The amount of GECC’s common stock to be received by our stockholders will be derived from an exchange ratio (the “Exchange Ratio”), which will be calculated based on our net asset value as of the month-end preceding the date on which the definitive proxy statement relating to the Merger is mailed to our stockholders, subject to adjustments as described below.

Pursuant to the terms of the Merger Agreement, our Board of Directors intends to declare a special cash distribution to our stockholders of record as of the close of business on the day on which the Merger becomes legally effective.

The Merger Agreement provides that our Board of Directors will declare a special cash distribution, which will be payable after the Merger to the persons who are the record holders of shares of our common stock immediately before the effective time of the Merger, in an aggregate amount equal to the sum of:

•	$5,000,000; and
•	$408,763, the positive amount of our net investment income, calculated in accordance with generally accepted accounting principles in the United States GAAP, from March 31, 2016 through August 31, 2016; and
•	the amount of net investment income paid or accrued on our investment portfolio and on its cash balances from August 31, 2016 through the effective time of the merger.

The amount of the special cash distribution is expected to be approximately $0.24 per share of our common stock. The special cash distribution will be paid by the exchange agent appointed to process exchanges of GECC share certificates for our share certificates upon delivery by the holders of our common stock of a letter of transmittal.

Neither the special cash distribution, nor any dividends or other distributions with respect to shares of GECC common stock will be paid to any former Full Circle stockholders who held their shares in certificated form and who have not surrendered their certificates to the exchange agent for shares of GECC common stock until those certificates are surrendered in accordance with the letter of transmittal. Following the surrender of any such certificates in accordance with the letter of transmittal, the record holders of such certificates will be entitled to receive, without interest, the special cash distribution and the amount of dividends or other distributions with a record date after the Effective Time payable with respect to shares of GECC common stock exchangeable for those certificates and not previously paid.

We expect that a significant part of the $5.0 million fixed portion of the special cash distribution will be a distribution in excess of our current and accumulated earnings and profits and could be treated as a return of capital for U.S. federal income tax purposes.

The closing of the Merger is subject to the satisfaction of customary closing conditions, including, among others, the registration and listing of the shares of common stock of GECC that will be issued in the Merger and the approval of the Merger by the holders of a majority of the outstanding shares of the common stock of the Company (the “Company Stockholder Approval”).

The Merger Agreement contains customary representations, warranties and covenants of each party, including covenants providing for the Company and GECC (i) to conduct their respective businesses in all material respects in the ordinary course of business and in a manner consistent with past practice during the period between the execution of the Merger Agreement and the effective time of the Merger, (ii) not to engage in certain kinds of transactions during such period, and (iii) only with respect to the Company, to convene and hold a meeting of its stockholders to consider and vote upon the approval of the Merger.

The Merger Agreement contains a customary “no-shop” provision which prohibits us and our subsidiaries from engaging in certain actions with respect to any other offer or proposal relating to an acquisition, merger or business combination resulting in ownership of more than 25% of us or our assets (an “Acquisition Proposal”). Subject to certain exceptions, we may not: (i) initiate, solicit or knowingly encourage any inquiries with respect to any Acquisition Proposal; (ii) engage in negotiations or discussions that reasonably could be expected to lead to an Acquisition Proposal; (iii) approve, endorse or recommend any Acquisition Proposal; or (iv) execute or enter into any letter of intent, agreement in principle, merger agreement, acquisition agreement or any similar agreement relating to any Acquisition Proposal.

The “no shop” provision is subject to a customary “fiduciary out” provision that allows us, under certain circumstances and in compliance with certain obligations, to provide non-public information and engage in discussions and negotiations with any third party making an Acquisition Proposal if our Board of Directors determines in good faith, after consultation with counsel and its financial advisor, that such third party is reasonably likely to submit a Superior Proposal. A “Superior Proposal” is a bona fide proposal in writing relating to an acquisition, merger or business combination resulting in ownership of more than 50% of us or our assets that is reasonably likely to be consummated and which has terms more favorable to us and our stockholders from a financial point of view than those set forth in the Merger Agreement and related documents.

At any time prior to obtaining the Company Stockholder Approval, subject to certain conditions, our Board of Directors may endorse the Superior Proposal and may change its recommendation regarding the Merger if our Board of Directors has determined in good faith (after consultation with counsel) that the failure to take action would be inconsistent with the directors’ fiduciary duties. Any such action can be taken only after giving three business days advance notice to GECC and during those three business days we must negotiate with GECC (if GECC wishes to negotiate) to adjust the terms and conditions of the Merger Agreement to make them at least as favorable to our stockholders as the Superior Proposal.

The Merger Agreement contains certain termination rights for both the Company and GECC, including if the Merger is not completed on or before October 31, 2016 (subject to extension under certain circumstances), or if the Company Stockholder Approval is not obtained. In the event of a termination of the Merger Agreement under certain circumstances, including termination of the Merger Agreement by us to enter into a definitive agreement with respect to a Superior Proposal or termination by GECC as a result of a change of recommendation by our Board of Directors, the Company will be required to pay GECC a termination fee of $3.0 million. Additionally, in the event that the Company Stockholder Approval is not obtained and a proposal for a business combination with a third party or an acquisition by a third party of 50% of more of the shares or assets of the Company (each, an “Alternative Transaction”) has been publicly announced and not withdrawn, upon termination of the Merger Agreement by us or GECC, we will be required to reimburse GECC for its out of pocket expenses, up to a maximum of $1.0 million (the “Expense Reimbursement”). If we enter into a definitive agreement for one or more Alternative Transactions within 12 months after termination of the Merger Agreement, we will be required to pay GECC a termination fee of $3.0 million, less the Expense Reimbursement.

The Investment Adviser and Administrator

We are managed by Full Circle Advisors, whose investment committee members have an average of approximately 23 years of experience financing and investing in lower middle-market and middle-market companies. Full Circle Advisors is an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). Certain members of Full Circle Advisors’ investment committee also presently manage Full Circle Funding, LP, a specialty lender serving lower middle-market companies. The existing investment funds managed by Full Circle Funding, LP, which currently consist of Full Circle Partners, LP and Full Circle Fund, Ltd. (collectively, the “Legacy Funds”), have been fully committed and are no longer making investments in new opportunities. Full Circle Funding, LP and other affiliates of our investment adviser may manage other funds and accounts in the future.

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

Our investment adviser is controlled and led by John E. Stuart, our Chairman, and Gregg J. Felton, our Chief Executive Officer and President and the Chief Investment Officer of Full Circle Advisors. Mr. Stuart and Mr. Felton are assisted by Crandall Deery, who serves as a Senior Vice President of Full Circle Advisors. Full Circle Advisors’ investment committee consists of Messrs. Stuart, Felton and Deery. Under our investment advisory agreement with Full Circle Advisors, we have agreed to pay Full Circle Advisors an annual base management fee based on our gross assets as well as an incentive fee based on our net investment income and realized gains.

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

Business Strategy

Our investment objective is to generate both current income and capital appreciation through debt and equity investments. We have adopted the following business strategies to achieve our investment objective:

•	Deliver Flexible Financing Solutions. We believe our ability to provide a broad range of flexible debt financing solutions to lower middle-market and middle-market companies sets us apart from other capital providers. We offer to our portfolio companies debt financing facilities that, combined with our ability to recognize the underlying value and security of diverse types of traditional and non-traditional asset based collateral, we believe allows us to provide flexible facilities to fit the capital requirements of each borrower. We believe that our focus on providing senior secured and stretch senior loans provides a more efficient and less complicated capital structure and source of capital for borrowers. We also believe that it maximizes our control of and exposure to asset-based collateral coverage as security for our loans, thereby greatly reducing our risk of possible losses due to deterioration in a borrower’s performance.

•	Target Lower Middle-Market and Middle-Market Companies. We generally provide capital to our portfolio companies for growth capital, acquisition financing and refinancing of existing debt facilities. We believe our target portfolio companies are generally involved in industries or markets that are under-followed or serviced because they are either less visible to mainstream institutions or investors, or are too small or localized for larger financial institutions or larger funds, particularly those that lack the requisite industry-specific knowledge and expertise. We believe there have historically been fewer banks and finance companies focused on lending to these types of lower middle-market and middle-market companies. As a result, we believe we can negotiate terms on loans to these types of companies that generally possess better risk-adjusted return profiles than terms on loans to larger, more mainstream companies. Such favorable terms may include higher debt yields, lower leverage levels, more significant covenant protection and/or greater equity grants than typical of transactions involving larger companies. We generally seek to avoid competing directly with other capital providers with respect to specific transactions in order to avoid the less favorable terms we believe are typically associated with such competitive bidding processes.
•	Focus on Senior Secured Lending and Structuring of Investments to Minimize Risk of Loss. We seek to structure our loan investments on a favorable loan-to-value (“LTV”) exposure based on underlying collateral or enterprise value with high cash yields, cash origination fees, low leverage levels and strong investment protections. We generally seek to protect against risk of loss on our debt investments by securing most of our loans against a significant level of tangible or intangible assets of our borrowers, obtaining a favorable LTV ratio or other financial protections or credit enhancements, rather than lending predominantly against anticipated cash flows of borrowers. We believe this provides us with more options and a greater likelihood of repayment from both cash flow and/or asset sales.
•	Structure Loans with Superior Security and Asset Protection. Our loan instruments and documentation typically focus on favorable lender protections with security over the collateral, financial and other covenants and rigorous reporting requirements on behalf of our borrowers. We monitor covenant and other loan compliance on a monthly and quarterly basis and personnel from our investment adviser have periodic field exams performed at the borrower level. We utilize both term debt and revolving loan structures and, accordingly, often seek to maintain control of our borrowers’ cash receipts from revenues as additional security for our positions. In addition, we may seek credit enhancements, such as personal guarantees from a borrower’s principal owners or “make well” features to provide us with additional equity in the event of underperformance. We may also seek a pledge of stock or other assets from a borrower or its operating subsidiaries.
•	Pursue Attractive Risk Adjusted Returns. As of June 30, 2016, the weighted average annualized yield of the debt investments comprising our portfolio was approximately 10.46%. Weighted average annual yields are determined before, and therefore do not take into account, the payment of all the Company’s and its consolidated subsidiaries’ expenses and the payment by an investor of any stockholder transaction expenses, and do not represent the return on investment for the Company’s stockholders. Debt securities on non-accrual status are included in the weighted average interest rate calculation and are treated as having 0.00% as their applicable interest rate for purposes of the calculation. Debt securities on non-accrual status are not generating the stated interest rate because of nonpayment from the borrower. As of June 30, 2016, the total amount of our debt securities on non-accrual status at fair value was $5,295,874. During the year ended June 30, 2016, 2% of the interest income earned was in the form of payment-in-kind, or “PIK” interest. In the future, a component of our interest may continue to be in the form of PIK interest. PIK interest represents contractually deferred interest added to the loan balance that is generally due at the end of the loan term and recorded as interest income on an accrual basis to the extent such amounts are expected to be collected. For additional information regarding PIK interest and related risks, see “Risk Factors — Risks Relating to Our Business and Structure — We may have difficulty paying our required distributions under applicable tax rules if we recognize income before or without receiving cash representing such income.” As of June 30, 2016, 42% of our debt portfolio at fair value consisted of debt securities and asset-based revolving lines of credit for which issuers were not required to make principal payments until the maturity of such debt securities, which could result in a substantial loss to us if such issuers are unable to refinance or repay their debt at maturity. In addition, a substantial portion of our debt investments have variable interest rates that reset periodically based on benchmarks such as the London-Interbank Offered Rate and the Prime rate. As a result, significant increases in such benchmarks in the future would make it more difficult for these borrowers to service their obligations under the debt investments that we hold. The 29 individual debt investments, from 22 distinct borrowers, included in our portfolio, averaged a LTV ratio of approximately 67% as of June 30, 2016 (i.e., each $67 of loan value outstanding is secured by $100 of collateral value). Although it is subject to fluctuation, we believe this LTV ratio, which measures the aggregate amount of our loan positions against the aggregate amount of primary collateral value or enterprise value pledged by our borrowers as security against our loans, reflects the relative strength of the debt investments comprising our portfolio. Finally, our debt investments are designed to have strong protections beyond repayment from cash flow and asset liquidation coverage, including default penalties, information rights, and affirmative, negative and financial covenants, such as lien protection and prohibitions against change of control. We believe this level of collateral protection helps minimize against the risk of loss, even if a loan goes into default.
•	Leverage the Skill, Experience and Resources of Full Circle Advisors’ Investment Committee. Full Circle Advisors’ investment committee members have an average of approximately 23 years of experience financing and investing in lower middle-market and middle-market companies. The investment committee members have broad investment and operational backgrounds, with prior experience at specialty finance companies, investment management firms, private equity investment funds, investment banks and other financial services companies. We believe their expertise in analyzing, valuing, structuring, negotiating, closing, monitoring and restructuring transactions should provide us with a competitive advantage by allowing us to consider customized financing solutions and non-traditional and complex structures. We believe this experience should also be valuable when we have to work with stressed and distressed credits.
•	Balance Investments Across Industries with Expertise. While we seek to maintain a portfolio of investments that is appropriately balanced among various companies, industries, geographic regions and end markets, we focus our investing activities on certain areas that we believe maintain favorable asset coverage positions, including the media, communications, business services, and healthcare industries. We believe that the stable, long term asset values that may be found in many of the industries in which we invest can provide us with significant collateral protection on our loans, in contrast to taking some of the risks of repayment attendant to relying exclusively on a borrower’s current cash flows. Going forward, we intend to seek to maintain a balanced portfolio to mitigate the potential effects of negative economic events for particular companies, regions and industries.
•	Capitalize on Strong Transaction Sourcing Network. Our investment adviser’s investment committee seeks to leverage their extensive network of referral sources for investments in lower middle-market and middle-market companies. We believe through their prior investment experience, the investment committee members have collectively developed a reputation in our target market and in the industries in which we invest as a responsive, efficient and reliable source of flexible financing.
•	Employ Disciplined Underwriting Policies and Rigorous Portfolio Management. We directly originate most of our investments, which, in our experience, generally allows us to pursue a more rigorous due diligence examination of the investments than if we invest as part of a lending syndicate led by others. Our investment adviser’s investment committee has developed an extensive underwriting due diligence process which includes a review of the prospects, competitive position, financial performance and industry dynamics of each potential portfolio company. In underwriting a potential borrower, we engage in a variety of quantitative and qualitative stress tests, and analyze our ability to successfully liquidate a favorable collateral package underlying a loan in the event of default. These processes continue during the portfolio monitoring process, when our investment

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

Debt Investments

Full Circle Advisors’ investment committee tailors the terms of each debt investment to the facts and circumstances of the transaction and prospective portfolio company, negotiating a structure that seeks to protect our rights and manage our risk while creating incentives for the portfolio company to achieve its business plan. As of June 30, 2016, our debt investments were secured by first, and in some cases second, priority liens on the assets of the portfolio company. Our primary source of return is the monthly cash interest we collect on our debt investments.

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

Senior Secured Lending Focus

In most cases, our investment adviser’s investment committee attempts to protect against risk of loss on our debt investments by making senior loans secured by the assets of our borrowers, and obtaining favorable loan-to-value ratios or other financial protections or credit enhancements, rather than lending exclusively against “cash flows”. Loans may be backed by a variety of types of tangible and intangible assets, including, but not limited to, lease obligations, royalty interests, commercial account receivables, contractual revenue and payment rights (including contracts providing for recurring monthly revenue streams), settlements, franchise rights, licenses, permits, mortgages, easements and other real property interests, and other tangible personal property, and intangible property such as intellectual property and patents. Our debt investments typically have a first, and in some cases a second, priority senior security interest in the operative assets of the borrower and collateral assignment of rights and contracts, though we also may make mezzanine and equity investments where we believe the risk and reward, and level of security, warrants such an investment. As a lender, we seek to provide working capital lines to borrowers secured by accounts receivable, inventory, machinery and equipment, real estate and in some cases, intellectual property or brand values. These facilities will typically be comprised of a borrowing base formula and include revolving loans and term loans as part of their structures.

Our investment focus may shift over time, consistent with our overall lending and investment objectives, and desire for senior secured loans with some level of collateral protection.

Invested Industries

Our portfolio contains investments in a variety of industries where some aspect of tangible or intangible asset is available for collateral protection. Our portfolio contains a number of investments in the business services, communications and media industries, as a result of the Legacy Portfolios’ emphasis, and the focus and prior investing experience of our investment adviser’s investment committee, in those sectors. However, these industries are not our only focus, and we seek prospective investments in other healthcare, commercial and industrial sectors, including industrial manufacturing. As a result, we expect that the relative portion of our portfolio invested in the media and communications and business services industries may decrease over time.

As of June 30, 2016, approximately 24% of our portfolio consists of loans to and investments in companies involved in the broader business services industry (such as companies that provide services related to data and information, building, cleaning and maintenance services, and energy efficiency services). These companies typically provide a range of services to customers and such services are generally characterized by their non-discretionary spending nature, contracts of varying length which provide recurring monthly revenues and contracts or services that can be sold or assigned to another provider upon liquidation or sale of a business.

As of June 30, 2016, approximately 15% of our portfolio consists of loans to and investments in companies involved in the media industry (such as outdoor advertising and radio broadcasting companies). We believe that these sectors present significant investment opportunities that possess attractive loan attributes. These include, but are not limited to, long-term tangible and intangible assets, the ability to perfect our security interest in the collateral, relatively stable revenue and cash flow profile, the ability to foreclose on and transport the underlying collateral should we need to take control of it, and a broad market of participants to purchase or operate the business and assets in the event of foreclosure.

As of June 30, 2016, approximately 11% of our portfolio consists of loans to and investments in companies involved in the healthcare industry. We believe that this sector can present significant investment opportunities that possess attractive loan attributes. These include, but are not limited to, high barriers to entry, the ability to perfect our security interest in the collateral and attractive risk exposure when viewed on a debt to earnings before interest taxes depreciation and amortization basis.

Investment Selection

Our investment adviser’s investment committee is responsible for all aspects of our investment process. The current members of the investment committee are John Stuart, our Chairman, Gregg J. Felton, our Chief Executive Officer and President, and Crandall Deery, who serves as a Senior Vice President of Full Circle Advisors. While the investment strategy involves a team approach, whereby potential transactions are screened by various members of the investment committee, Mr. Stuart and Mr. Felton, who serves as Chief Investment Officer of Full Circle Advisors, must approve of all investments in order for them to proceed. The stages of our investment selection process are as follows:

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

Upon the completion of due diligence and a decision to proceed with an investment in a company, the investment professionals leading the investment present the investment opportunity to our investment adviser’s investment committee, which then determines whether to pursue the potential investment. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys and independent accountants prior to the closing of the investment, as well as other outside third-party advisers, as appropriate. Any fees and expenses incurred by Full Circle Advisors in connection with due diligence investigations undertaken by third parties are subject to reimbursement by Full Circle Capital, if not otherwise reimbursed by the prospective borrower. Such reimbursements are in addition to any management or incentive fees payable under our Investment Advisory Agreement to Full Circle Advisors. While the investment strategy involves a team approach, Full Circle Capital may not enter into a transaction without the prior approval of Messrs. Stuart and Felton.

Ongoing Relationship with Portfolio Companies

Managerial Assistance

As a business development company, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. With regard to the Control Investment in Texas Westchester Financial, LLC, the Company has provided managerial assistance during the year ended June 30, 2016 for which no fees were charged. Our Chairman, John Stuart, previously served as a director of The Finance Company, LLC, which was previously a Control Investment.

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

Our investment adviser has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•	assessment of success in adhering to each portfolio company’s business plan and compliance with covenants;
•	periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
•	comparisons to our other portfolio companies in the industry, if any;
•	attendance at, and participation in, board meetings; and
•	review of monthly and quarterly financial statements and financial projections for portfolio companies.

In addition to various risk management and monitoring tools, our investment adviser also uses an investment rating system to characterize and monitor our expected level of return on each debt investment in our portfolio.

We use an investment rating scale of 1 to 5. The following is a description of the conditions associated with each debt investment rating:

Investment Rating	Summary Description
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit)
2	The portfolio company is performing above expectations and the risk profile is generally favorable

Investment Rating	Summary Description
3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3
4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable
5	The investment is performing well below expectations and is not anticipated to be repaid in full

Our investment adviser monitors and, when appropriate, changes the investment ratings assigned to each debt investment in our portfolio. As of June 30, 2016, the weighted average investment rating on the fair market value of our portfolio was 3.12. In connection with our valuation process, our investment adviser reviews these debt investment ratings on a quarterly basis and reports any changes to the debt investment rating of a portfolio company quarterly. The investment rating of a particular debt investment should not, however, be deemed to be a guarantee of the investment’s future performance.

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

Securities for which reliable market quotations are not readily available or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of our investment adviser or Board of Directors, does not represent fair value, which currently represents all of the investments in our portfolio, shall each be valued as follows: (i) each portfolio company or investment is initially valued by the investment professionals responsible for the portfolio investment; (ii) preliminary valuation conclusions are documented and discussed with our senior management; (iii) independent third-party valuation firms engaged by, or on behalf of, the Board of Directors will conduct independent appraisals and/or review management’s preliminary valuations or make their own assessment for all material assets; and (iv) the Board of Directors will discuss valuations and determine the fair value of each investment in our portfolio in good faith based on the input of the investment adviser and, where appropriate, the respective third-party valuation firms.

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

The following is a representative list of the industries in which we have invested:

• Asset Recovery Services	• Beverages	• Cable TV/Broadband Services
• Consumer Financing	• Equipment Rental Services	• Healthcare Services
• Industrial Metal Treatings	• Information and Data Services	• Information Retrieval Services
• Outdoor Advertising Services	• Radio Broadcasting	• Geophysical Surveying and Mapping Services
• Energy Efficiency Services	• Munitions	• Food Distributors and Wholesalers
• Aerospace Parts Plating and Finishing	• Staffing Services	• Medical Transcription Services
• Stationary, Tablets, and Related Products	• Art Dealers	• Real Estate Management Services
• Financial Services	• Maritime Security Services	• Healthcare Billing and Collections
• Wireless Communications	• Television Programming	• Electric Services
• Oil and Gas Field Services	• Biological Products	• Industrial Molded Products
• Non-Residential Property	• Specialty Pharmaceuticals	• Building Cleaning and Maintenance Services
• Internet Advertising	• Gambling Machine Manufacturer	• Data Connectivity Service Company
• IT and Business Skill Training	• Mobile Device Management	• Daily and Weekly Newspaper Publisher
• Hotel Operator	• Medical Liability Claims Factoring	• Power Generation
• Appliance Parts Distributor	• Grain Mill Products	• Residential Property
• Real Estate Holding Company	• Enterprise Software Company

At June 30, 2016, our portfolio was invested approximately 86.8% in senior secured loans, 8.9% in subordinated secured loans, 3.8% in unsecured notes and the remaining 0.5% in limited liability companies and equity warrants.

TEN LARGEST PORTFOLIO INVESTMENTS AS OF JUNE 30, 2016

Our ten largest portfolio company investments at June 30, 2016, based on the combined fair value of the debt and equity securities we hold in each portfolio company, were as follows:

		At June 30, 2016
Portfolio Company	Industry	Cost	Fair Value	% of Net Asset Value
Pristine Environments, Inc.	Building Cleaning and Maintenance Services	$10,332,961	$10,351,928	12.83%
Davidzon Radio, Inc.	Radio Broadcasting	8,809,981	9,650,035	11.96
PR Wireless, Inc.	Wireless Communications	8,390,580	7,706,844	9.55
Sundberg America, LLC et al.	Appliance Parts Distributor	7,247,922	7,278,684	9.02
Bioventus, LLC	Specialty Pharmaceuticals	5,954,883	6,000,000	7.44
31053RD, LLC	Real Estate Holding Company	5,935,776	6,000,000	7.44
OPS Acquisitions Limited and Ocean Protection Services Limited	Maritime Security Services	4,490,547	4,449,058	5.52
The Selling Source, LLC	Information and Data Services	4,132,707	3,965,090	4.92
AP Gaming I, LLC	Gambling Machine Manufacturer	3,915,675	3,712,405	4.60
RiceBran Technologies Corporation	Grain Mill Products	3,391,512	3,453,243	4.28
Total		$62,602,544	$62,567,287	77.56%

For a description of the factors relevant to the values of the above portfolio investments for the year ended June 30, 2016, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”

Set forth below are descriptions of the ten largest portfolio investments as of June 30, 2016:

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

Davidzon Radio, Inc.

Davidzon Radio, Inc. engages in radio broadcasting activities through its ownership and operation of an AM radio station in the New York, New York market. Davidzon’s station is partially operated on a brokered time model whereby blocks of broadcast time are sold under fixed price, multi-year contracts to independent programmers.

PR Wireless, Inc.

PR Wireless, Inc. operates under the OpenMobile brand name and is a mobile network operator that provides wireless telephony services throughout Puerto Rico.

Sundberg America, LLC et al.

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

31053RD, LLC

31053RD, LLC is a senior secured credit facility which is collateralized by real estate based in New York, New York.

OPS Acquisitions Limited and Ocean Protection Services Limited

Ocean Protection Services, Ltd. based in London, United Kingdom, is a leading maritime security services provider to the global shipping industry.

The Selling Source, LLC

The Selling Source, LLC based in Las Vegas, Nevada, is a technology-based marketing firm in the United States, especially in the marketing of financial-based products and services.

AP Gaming I, LLC

AP Gaming I, LLC is a maker of casino gaming machines headquartered in Las Vegas, Nevada.

RiceBran Technologies Corporation

RiceBran Technologies Corporation is a global leader in the acquisition, processing, and refinement of rice bran, rice bran oil and derivative products. RiceBran Technologies Corporation is headquartered in Scottsdale, Arizona.

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

For the periods commencing on April 1, 2015 and ending on June 30, 2015 and commencing on July 1, 2015 and ending on June 30, 2016, Full Circle Advisors had agreed to waive the portion of the base management fees and incentive fees that Full Circle Advisors would otherwise be entitled to receive pursuant to our Investment Advisory Agreement to the extent required in order for us to earn net investment income sufficient to support the distribution payment on the shares of our common stock outstanding on the relevant record date for each monthly distribution as then declared by our Board of Directors; however, on February 11, 2016, our Board of Directors authorized the termination of Full Circle Advisors’ management fee and incentive fee waiver, effective as of January 1, 2016, as part of the strategic process. Full Circle Advisors will not be entitled to recoup any amounts previously waived pursuant to this agreement.

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

Full Circle does not currently intend to pay an income incentive fee or a capital gains incentive fee based on income or gains derived from swaps or other derivatives.

Full Circle Advisors has not taken any incentive fees with respect to any swaps or derivatives to date. For purposes of computing the capital gains incentive fee, Full Circle Advisors will become entitled to a capital gains incentive fee only upon the termination or disposition of any swaps or derivatives, at which point all net gains and losses of the underlying loans constituting the reference assets of the swaps or derivatives, will be realized. For purposes of computing our income incentive fee, Full Circle Advisors will not be entitled to a subordinated incentive fee with respect to swaps or derivatives. Any unrealized appreciation on such investments, if any, will be reflected in total assets in our consolidated balance sheet and included in the computation of our base management fee.

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

Payment of Our Expenses

The investment committee of our investment adviser and their respective staffs, when and to the extent they are engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services, are provided and paid for by Full Circle Advisors. We bear all other costs and expenses of our operations and transactions, including (without limitation):

•	the cost of our organization and initial public offering;
•	the cost of calculating our net asset value, including the cost of any third-party valuation services;
•	the cost of effecting sales and repurchases of our shares and other securities;
•	interest payable on debt, if any, to finance our investments;
•	fees payable to third parties relating to, or associated with, making investments, including fees and expenses associated with performing due diligence reviews of prospective investments and third-party advisory fees;
•	transfer agent and safekeeping fees;
•	fees and expenses associated with marketing efforts;
•	federal and state registration fees any stock exchange listing fees;
•	federal, state and local taxes;
•	independent directors’ fees and expenses;
•	brokerage commissions;
•	fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums;
•	direct costs and expenses of administration and sub-administration, including printing, mailing, long distance telephone and staff;
•	fees and expenses associated with independent audits and outside legal costs;
•	costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws; and
•	all other expenses incurred by either Full Circle Service Company or us in connection with administering our business, including payments under the Administration Agreement that will be based upon our allocable portion of overhead and other expenses incurred by Full Circle Service Company in performing its obligations under the Administration Agreement. This includes rent, the fees and expenses associated with performing compliance functions, and our allocable portion of the costs of compensation and related expenses of our Chief Compliance Officer and our Chief Financial Officer and any administrative support staff.

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

Duration and Termination

Our Board of Directors initially approved the Investment Advisory Agreement on July 8, 2010 and most recently re-approved such agreement on June 22, 2016. Unless earlier terminated as described below, the Investment Advisory Agreement will remain in effect from year to year if approved annually by our Board of Directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not parties to such agreement or who are not “interested persons” of any such party, as such term is defined in Section 2(a)(19) of the 1940 Act. The Investment Advisory Agreement will automatically terminate in the event of its assignment. The Investment Advisory Agreement may also be terminated by either party without penalty upon not more than 60 days’ written notice to the other party. See “Risk Factors — Risks Relating to Our Business and Structure — Our investment adviser has the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.”

Upon the completion of the Merger, the Investment Advisory Agreement with Full Circle Advisors will terminate and GECM will be GECC’s investment adviser.

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

Organization of our Investment Adviser

Full Circle Advisors is a Delaware limited liability company. The principal executive offices of Full Circle Advisors are located at 102 Greenwich Avenue, 2nd Floor, Greenwich, Connecticut 06830.

Board Approval of the Investment Advisory Agreement

Our Board of Directors determined at a meeting held on June 22, 2016 to re-approve the Investment Advisory Agreement. In its consideration of the re-approval of the Investment Advisory Agreement, the Board of Directors focused on current, historical and projected information it had received relating to, among other things:

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

Administration Agreement

Full Circle Service Company, a Delaware limited liability company, serves as our administrator. The principal executive offices of Full Circle Service Company are located at 102 Greenwich Avenue, 2nd Floor,

Greenwich, CT 06830. Pursuant to an Administration Agreement most recently ratified by our Board of Directors on June 22, 2016, Full Circle Service Company furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, Full Circle Service Company also performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders. In addition, Full Circle Service Company assists us in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Payments under the Administration Agreement are equal to an amount based upon our allocable portion of Full Circle Service Company’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the compensation of our Chief Financial Officer and our allocable portion of the compensation of any administrative support staff employed by the Administrator, directly or indirectly. Under the Administration Agreement, Full Circle Service Company will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.

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

Our former Chief Financial Officer, William E. Vastardis, is the Chairman of Conifer Financial Services, LLC (“Conifer. Full Circle Service Company has engaged Conifer to provide certain administrative services to us. In exchange for providing such services, Full Circle Service Company pays Conifer an asset-based fee with a $200,000 annual minimum. This asset-based fee varies depending upon our gross assets as follows:

Gross Assets	Fee
first $150 million of gross assets	20 basis points (0.20%)
next $150 million of gross assets	15 basis points (0.15%)
next $200 million of gross assets	10 basis points (0.10%)
in excess of $500 million of gross assets	5 basis points (0.05%)

Additionally, prior to September 30, 2013, we reimbursed Full Circle Service Company for the fees charged by Conifer for the service of Mr. Vastardis as our Chief Financial Officer, Treasurer and Secretary at an annual rate of up to $250,000. Conifer agreed to cap its first year fees at $200,000 for administrative services to us, and at $100,000 for the service of Mr. Vastardis as our Chief Financial Officer, Treasurer and Secretary. These caps expired on August 31, 2011. As of September 30, 2013, Michael J. Sell became our Chief Financial Officer, Treasurer and Secretary and Mr. Vastardis no longer receives fees for such services.

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

Staffing

We do not currently have any employees. Mr. Stuart, our Chairman, and Mr. Felton, our Chief Executive Officer and President, each serve as a managing member of our investment adviser, Full Circle Advisors. The services of Mr. Sell, our Chief Financial Officer, Secretary, and Treasurer, are provided by Full Circle Service Company in accordance with the terms of the Administration Agreement. Salvatore Faia, our Chief Compliance Officer, is the President of Vigilant Compliance Services and performs his function under the terms of an agreement between Full Circle Service Company and Vigilant Compliance Services.

Our day-to-day investment operations are managed by Full Circle Advisors. Full Circle Advisors’ investment committee currently consists of Messrs. Stuart, Felton and Deery, its experienced senior investment professionals. Full Circle Advisors may hire additional investment professionals, based upon its needs. See “Business — Investment Advisory Agreement.”

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

We are not generally able to sell our common stock at a price below net asset value per share. See “Risk Factors — Risks Relating to our Business and Structure — Regulations governing our operation as a business development company affect our ability to raise additional capital and the way in which we do so. As a business development company, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.” We may, however, sell our common stock at a price below net asset value per share (i) in connection with a rights offering to our existing stockholders, (ii) with the consent of the majority of our common stockholders, or (iii) under such other circumstances as the SEC may permit. For example, we may sell our common stock at a price below the then current net asset value of our common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve our policy and practice of making such sales. We do not have stockholder approval and do not currently intend to seek stockholder approval to allow us to issue common stock at a price below net asset value per share.

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

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we will invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a Registered Investment Company (“RIC”) for federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. Our investment adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

Our common stock has been trading at a significant discount to net asset value and, as a result, has limited our ability to grow and reap the benefits of increased scale, including the ability to commit to larger hold sizes, enhanced liquidity for our stockholders and substantially increased operating leverage. As a result, we previously announced our exploration of various strategic alternatives potentially available to us. In order to maximize the types of potential strategic alternatives available to us, we opted to retain the cash proceeds received by us in connection with loan repayments and sales and have otherwise limited our origination activities. Because our investment income has declined and is expected to continue to decline in the current and subsequent quarters as a result of this change in investment strategy, our Board of Directors decided to suspend the declaration of any future distributions to our stockholders. In addition, given that our Board of Directors has chosen to pursue a strategic process which, among other things, calls for reducing the size of our investment portfolio and the resulting impact that such reduction has had and will have on the fees payable to our investment adviser, our Board of Directors terminated, effective January 1, 2016, our investment adviser’s management and incentive fee waiver and operating expense reimbursement obligations to ensure its continuing financial and operational viability pending the completion of the strategic process.

As a result of our review of strategic alternatives, in July 2016, we announced that we entered into the Merger Agreement with GECC providing for the Merger with GECC as the surviving entity. There is no assurance that the Merger will be consummated or, if consummated, that the Merger will result in the creation of value for stockholders of the Company. If the Merger is not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received. We have incurred out-of-pocket expenses in connection with the Merger for investment banking, legal and accounting fees and financial printing and other related charges, much of which will be incurred even if the Merger is not completed. In addition, because we have limited our origination activities as a result of our review of various strategic alternatives, if the Merger is not consummated, we can provide no assurances that we will be able to reimplement our investment strategy, which would further adversely affect our financial condition, business and results of operations.

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

Even if we are able to grow and build upon our investment operations, any failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. The results of our operations will depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies as described herein, it could negatively impact our ability to pay distributions.

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

We depend on the diligence, skill and network of business contacts of Messrs. Stuart and Felton, who serve with Mr. Deery as members of the investment committee of Full Circle Advisors. Messrs. Stuart and Felton, together with the other dedicated senior investment professionals available to Full Circle Advisors, evaluate, negotiate, structure, close and monitor our investments. Our future success depends on the continued service of Messrs. Stuart and Felton and the other senior investment professionals available to Full Circle Advisors. We cannot assure you that unforeseen business, medical, personal or other circumstances would not lead Messrs. Stuart or Felton or any other such individual to terminate his relationship with us. The loss of Mr. Stuart, Mr. Felton or any of the other senior investment professionals who serve on Full Circle Advisors’ investment committee, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. In addition, we can offer no assurance that Full Circle Advisors will continue indefinitely as our investment adviser.

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

If our investment adviser forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance and our allocation procedures. While we may co-invest with investment entities managed by Full Circle Advisors or its affiliates, to the extent permitted by the 1940 Act and the rules and regulations thereunder, the 1940 Act imposes significant limits on co-investment. As a result, we and Full Circle Advisors have applied for exemptive relief from the SEC under the 1940 Act, which allows additional latitude to co-invest. However, there is no assurance when, or even if, we will obtain such relief. In the event the SEC does not grant us relief, we will be limited in our ability to invest in certain portfolio companies in which Full Circle Advisors or any of its respective affiliates are investing or are invested. Even if we are able to obtain exemptive relief, we will be unable to participate in certain transactions originated by Full Circle Advisors or its respective affiliates prior to receipt of such relief.

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

In the ordinary course of business, we may enter into transactions with portfolio companies that may be considered related party transactions. In order to ensure that we do not engage in any prohibited transactions with any persons affiliated with us, we have implemented certain policies and procedures whereby our executive officers screen each of our transactions for any possible affiliations between the proposed portfolio investment, us, companies controlled by us and our employees and directors. We will not enter into any agreements unless and until we are satisfied that doing so will not raise concerns under the 1940 Act or, if such concerns exist, we have taken appropriate actions to seek board review and approval or exemptive relief for such transactions. Our Board of Directors reviews these procedures on an annual basis.

We have, along with our investment adviser, also adopted Codes of Ethics which apply to, among others, our senior officers, including our Chief Executive Officer, Chairman and Chief Financial Officer, as well as every officer, director and employee of Full Circle and our investment adviser. These Codes of Ethics require that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. Pursuant to our Codes of Ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our Chief Compliance Officer. Our Audit Committee is charged with approving any waivers under our Codes of Ethics. As required by NASDAQ corporate governance listing standards, the Audit Committee of our Board of Directors is also required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).

There are potential conflicts of interest between us and FC Capital Investment Partners (“FCCIP”) which could impact our investment returns.

FCCIP is a multiple series private fund for which we serve as the managing member and investment adviser. Certain of our officers serve or may serve in an investment management capacity to FCCIP. As a result, investment professionals may allocate such time and attention as is deemed appropriate and necessary to carry out operations for FCCIP. In this respect, they may experience diversions of their attention from us and potential conflicts of interest between their work for us and their work for FCCIP in the event that the interests of FCCIP run counter to our interests.

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

We have elected to be regulated as a BDC under the 1940 Act. The 1940 Act imposes numerous constraints on the operations of BDCs. For example, BDCs are required to invest at least 70% of their gross assets in specified types of securities, primarily in private companies or thinly-traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants. In addition, upon approval of a majority of our stockholders, we may elect to withdraw our status as a BDC. If we decide to withdraw our election, or if we otherwise fail to qualify, or maintain our qualification, as a BDC, we may be subject to substantially greater regulation under the 1940 Act as a closed-end investment company. Compliance with such regulations would significantly decrease our operating flexibility, and could significantly increase our costs of doing business.

Regulations governing our operation as a BDC affect our ability to raise additional capital and the way in which we do so. As a business development company, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, referred to collectively as “senior securities,” up to the maximum amount permitted by the

1940 Act. Under the provisions of the 1940 Act, we will be permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. As of June 30, 2016, we had approximately $33.6 million principal amount of 8.25% Notes due 2020 (the “Notes”) outstanding. As of June 30, 2016, we did not have any outstanding borrowings under our senior secured credit facility (the “Credit Facility”) with Santander Bank, N.A. (“Santander Bank”). If we issue preferred stock, the preferred stock would rank “senior” to common stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our common stock or otherwise be in your best interest.

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

The use of leverage magnifies the potential for gain or loss on amounts invested and, therefore, increases the risks associated with investing in our securities. We borrow from and issue senior debt securities to banks, insurance companies and/or other lenders. Holders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not borrowed. Such a decline could also negatively affect our ability to make distribution payments on our common stock. We may enter into swap agreements to sell all or a portion of the economics with respect to certain investments from time to time, which may be viewed as leverage under the 1940 Act. Leverage is generally considered a speculative investment technique. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. Moreover, as the management fee payable to our investment adviser, Full Circle Advisors, is payable based on our gross assets, including those assets acquired through the use of leverage, Full Circle Advisors has a financial incentive to incur leverage which may not be consistent with our stockholders’ interests. In addition, our common stockholders bear the burden of any increase in our expenses as a result of leverage, including any increase in the management fee payable to Full Circle Advisors.

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

If the fair value of our assets declines substantially, we may fail to maintain the asset coverage ratios imposed upon us by the 1940 Act. Any such failure, or a tightening or general disruption of the credit markets, would affect our ability to issue senior securities, including borrowings, and pay distributions, which could materially impair our business operations.

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

Our Board of Directors has the authority to modify or waive our investment objective, current operating policies, investment criteria and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and value of our stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment.

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

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet those requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses. Further, the illiquidity of our investments may make them difficult or impossible to dispose of in a timely manner.

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

Although we have no current intention to do so, we may in the future issue debt securities and/or borrow money from banks or other financial institutions, referred to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted, as a registered closed-end management investment company, to issue senior securities representing indebtedness so long as our asset coverage ratio with respect thereto, defined under the 1940 Act as the ratio of our gross assets (less all liabilities and indebtedness not represented by senior securities) to our outstanding senior securities representing indebtedness, is at least 200% after each issuance of such senior securities. If the value of our assets declines, we may be unable to satisfy these tests. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when doing so may be disadvantageous. Any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.

We may have difficulty paying our required distributions under applicable tax rules if we recognize income before or without receiving cash representing such income.

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

We may in the future choose to pay distributions in our own stock, in which case stockholders may be required to pay tax in excess of the cash they receive.

We may distribute taxable distributions that are payable in part in our stock. Under certain applicable provisions of the Code and the Treasury regulations, distributions payable in cash or in shares of stock at the election of stockholders may be treated as taxable dividends. The Internal Revenue Service has issued private rulings indicating that this rule will apply even if the total amount of cash that may be distributed is limited to no more than 20% of the total distribution. Under these rulings, if too many stockholders elect to receive their distributions in cash, each such stockholder would receive a pro rata share of the total cash to be distributed and would receive the remainder of their distribution in shares of stock. If we decide to make any distributions consistent with these rulings that are payable in part in our stock, taxable stockholders receiving such distributions will be required to include the full amount of the distribution (whether received in cash, our stock, or combination thereof) as ordinary income (or as long-term capital gain to the extent such distribution is properly designated as a capital gain distribution) to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such distributions in excess of any cash received. If a U.S. stockholder sells the stock it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on distributions, it may put downward pressure on the trading price of our stock.

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

Uncertainty about the financial stability of the United States and of several countries in the European Union (EU) and China could have a significant adverse effect on our business, financial condition and results of operations.

Due to federal budget deficit concerns, S&P Global Ratings (formerly Standard and Poor’s Rating Services) downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, Moody’s and Fitch had warned that they may downgrade the federal government’s credit rating. Further downgrades or warnings by S&P Global Ratings (formerly Standard and Poor’s Rating Services) or other rating agencies, and the United States government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. While the financial stability of many such countries has improved significantly, risks resulting from any future debt crisis in Europe or any similar crisis could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. In July and August 2015, Greece reached agreements with its international creditors for bailouts that provide aid in exchange for austerity terms that had previously been rejected by Greek voters. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or if available, be sufficient to stabilize countries and markets in Europe or elsewhere affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected.

In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In August 2015, Chinese authorities sharply devalued China’s currency. These market and economic disruptions affected, and these or similar market conditions may in the future affect, the U.S. capital markets, which could adversely affect our business.

In October 2014, the Federal Reserve announced that it was concluding its bond-buying program, or quantitative easing, which was designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities, suggesting that key economic indicators, such as the unemployment rate, had showed signs of improvement since the inception of the program. It is unclear what effect, if any, the conclusion of the Federal Reserve’s bond-buying program will have on the value of our investments. However, it is possible that, without quantitative easing by the Federal Reserve, these developments, along with the United States government’s credit and deficit concerns and the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Additionally, in July 2015, the Federal Reserve reaffirmed its view that the current target range for the federal funds rate was appropriate based on current economic conditions and that it would be appropriate to raise the rate when economic conditions improve further. However, if key economic indicators, such as the unemployment rate or inflation, do not progress at a rate consistent with the Federal Reserve’s objectives, the target range for the federal funds rate may increase and cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

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

Our portfolio consists primarily of debt and equity investments in privately owned lower middle-market and middle-market companies. Investing in lower middle-market and middle-market companies involves a number of significant risks. Typically, the debt in which we invest is not initially rated by any rating agency; however, we believe that if such investments were rated, they would be below investment grade, which are referred to as junk bonds. Compared to larger publicly owned companies, these lower middle-market and middle-market companies may be in a weaker financial position and experience wider variations in their operating results, which may make them more vulnerable to economic downturns and other business disruptions. Typically, these companies need more capital to compete; however, their access to capital is limited and their cost of capital is often higher than that of their competitors. Our portfolio companies face intense competition from larger companies with greater financial, technical and marketing resources and their success typically depends on the managerial talents and efforts of an individual or a small group of persons. Therefore, the loss of any of their key employees could affect a portfolio company’s ability to compete effectively and harm its financial condition. Further, some of these companies conduct business in regulated industries that are susceptible to regulatory changes. These factors could impair the cash flow of our portfolio companies and result in other events, such as bankruptcy. These events could limit a portfolio company’s ability to repay its obligations to us, which may have an adverse effect on the return on, or the recovery of, our investment in these businesses. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the value of the loan’s collateral and the fair market value of the loan.

Most of the loans in which we invest are not structured to fully amortize during their lifetime. Accordingly, if a borrower has not previously pre-paid its loan to us, a significant portion of the principal amount due on such a loan may be due at maturity. As of June 30, 2016, none of the Level 3 debt instruments in our portfolio, on a fair value basis, will fully amortize prior to maturity and 54% of the Level 3 debt instruments in our portfolio, on a fair value basis, will partially amortize prior to maturity. In order to create liquidity to pay the final principal payment, borrowers typically must raise additional capital or sell their assets, which could potentially result in the collateral being sold for less than its fair market value. If they are unable to raise sufficient funds to repay us or we have not elected to enter into a new loan agreement providing for an extended maturity, the loan will go into default, which will require Full Circle Capital to foreclose on the borrower’s assets, even if the loan was otherwise performing prior to maturity. This will deprive Full Circle Capital from immediately obtaining full recovery on the loan and prevent or delay the reinvestment of the loan proceeds in other, more profitable investments. Moreover, there are no assurances that any recovery on such loan will be obtained.

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

Our portfolio may hold a limited number of portfolio companies. For example, the 5 largest investments in our portfolio as of June 30, 2016 represented 50% of the portfolio assets of the Company. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments may be concentrated in relatively few companies. As our portfolio is less diversified than the portfolios of some larger funds, we are more susceptible to failure if a single loan fails. Similarly, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment.

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

As of June 30, 2016, our investments in the business services industry (such as companies that provide services related to data and information, information retrieval, asset recovery, and energy efficiency services) represented approximately 24% of the fair value of our portfolio, our investments in the media industry represented approximately 15% of the fair value of our portfolio, and our investments in the healthcare industry represented approximately 11% of the fair value of our portfolio. In addition, we may from time to time invest a relatively significant percentage of our portfolio in industries we do not necessarily target. If an industry in which we have significant investments suffers from adverse business or economic conditions, as these industries have to varying degrees, a material portion of our investment portfolio could be affected adversely, which, in turn, could adversely affect our financial position and results of operations.

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

Because we borrow money to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and/or long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Our investment adviser does not have significant experience with utilizing these techniques and did not implement these techniques to any significant extent with the Legacy Portfolio. If we do not implement these techniques properly, we could experience losses on our hedging positions, which could be material.

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

Risks Related to the Merger Agreement with Great Elm Capital Corp.

The announcement and pendency of the proposed Merger could adversely affect our business, financial results and operations.

The announcement and pendency of the proposed Merger could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our existing and future borrowers and Full Circle Advisors’ investment professionals, which could have a significant negative impact on our future revenues and results of operations, regardless of whether the Merger is completed. In particular, Full Circle Advisors could potentially lose important personnel as a result of the departure of personnel who decide to pursue other opportunities in light of the proposed transaction. Existing borrowers may refinance their loans with us and Full Circle Advisors could also potentially lose and may have difficulty in hiring new personnel. In addition, we have diverted, and will continue to divert, significant management resources towards the completion of the Merger, which could have a significant negative impact on our future revenues and results of operations.

We are also subject to restrictions on the conduct of our business prior to the completion of the Merger as provided in the Merger Agreement, generally requiring us to conduct our business only in the ordinary course and subject to specific limitations, including, among other things, certain restrictions on our ability to make certain capital expenditures, investments and acquisitions, sell, transfer or dispose of our assets, amend our organizational documents and enter into or modify certain contracts. These restrictions could prevent us from pursuing otherwise attractive business opportunities, industry developments and future opportunities and may otherwise have a significant negative impact on our future revenues and results of operations.

GECC may be unable to realize the benefits anticipated by the Merger, including estimated cost savings and synergies, or it may take longer than anticipated to achieve such benefits.

The realization of benefits anticipated as a result of the Merger will depend in part on the integration of our investment portfolio with GECC’s and the integration of our business with GECC’s. There can be no assurance that our investment portfolio or business can be operated profitably or integrated successfully into GECC’s in a timely fashion or at all. The dedication of management resources to such integration may detract attention from the day-to-day business of GECC and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects including, but not limited to, incurring unexpected costs or delays in connection with such integration and failure of our investment portfolio to perform as expected, could have a material adverse effect on the financial results of GECC.

GECC also expects to achieve cost savings and synergies from the Merger when the two companies have fully integrated their portfolios. It is possible that the estimates of the potential cost savings and synergies could turn out to be incorrect. In addition, the cost savings and synergies estimates also assume GECC’s ability to refinance our debt and to combine the investment portfolios and businesses of GECC and the Company in a manner that permits those cost savings and synergies to be fully realized. If the estimates turn out to be incorrect or GECC is not able to successfully refinance or pay down our debt and combine the investment portfolios and businesses of the two companies, the anticipated cost savings and synergies may not be fully realized, may take longer to realize than expected or may not be realized at all.

Termination of the Merger Agreement could negatively impact the Company.

If the Merger Agreement is terminated, there may be various consequences, including:

•	our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger;
•	the market price of our common stock might decline to the extent that the market price prior to termination reflects a market assumption that the Merger will be completed;
•	we may not be able to find a party willing to pay an equivalent or more attractive price than the price GECC has agreed to pay in the Merger; and
•	the payment of the termination fee or reimbursement of expenses, if required under the circumstances as provided in the Merger Agreement, could adversely affect our financial condition and liquidity.

Under certain circumstances, we are obligated to pay GECC a termination fee upon termination of the Merger Agreement.

No assurance can be given that the Merger will be completed. The Merger Agreement provides for the payment by us to GECC of a termination fee of $3.0 million if the Merger is terminated under certain circumstances. In addition, the Merger Agreement also provides for the reimbursement to GECC of its out of pocket expenses, up to a maximum of $1.0 million, if the Merger Agreement is terminated under certain circumstances. See “Item 1. Business — Strategic Transaction” for a discussion of the circumstances that could result in the payment of a termination fee.

The Merger Agreement limits our ability to pursue alternatives to the Merger.

The Merger Agreement contains provisions that limit our ability to discuss, facilitate or commit to competing third-party proposals to acquire all or a significant part of the Company. These provisions, which are typical for transactions of this type, and include a $3.0 million termination fee payable under certain circumstances, might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of the Company from considering or proposing that acquisition even if it were prepared to pay consideration with a higher per share price than that proposed in the Merger or might result in a potential competing acquiror proposing to pay a lower per share price to acquire the Company than it might otherwise have proposed to pay.

The Merger is subject to closing conditions, including stockholder approval that, if not satisfied or waived, will result in the Merger not being completed, which may result in material adverse consequences to our business and operations.

The Merger is subject to closing conditions, including the approval of our stockholders that, if not satisfied, will prevent the Merger from being completed. The closing condition that our stockholders approve the Merger may not be waived under applicable law and must be satisfied for the Merger to be completed. Under certain circumstances, we may be obligated to pay an expense reimbursement to GECC in the amount of up to $1.0 million or a termination fee in the amount of $3.0 million. The payment of such expenses or termination fee could have a material adverse impact on our business and operations. In addition to the required approval of our stockholders, the Merger is subject to a number of other conditions beyond our control that may prevent, delay or otherwise materially adversely affect its completion. Neither we nor GECC can predict whether and when these other conditions will be satisfied.

Certain persons related to the Company have interests in the Merger that differ from the interests of our stockholders.

Certain persons related to the Company have financial interests in the Merger that are different from, and/or in addition to, the interests in our stockholders. In particular, Great Elm Capital Management, LLC, the investment adviser to GECC, is expected to retain Gregg Felton, our chief executive officer, and John Stuart, our chairman, both of whom collectively control Full Circle Advisors, as consultants subsequent to completion of the Merger in view of their collective knowledge of our current portfolio investments and Mr. Stuart will serve as a member of GECC’s board of directors. In addition, Michael Sell, our chief financial officer, has agreed to be retained by Great Elm Capital Management, LLC and serve as GECC’s chief financial officer, treasurer and secretary subsequent to completion of the Merger.

Full Circle will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger may have an adverse effect on Full Circle and, consequently, on the combined company following completion of the Merger. These uncertainties may impair Full Circle’s ability to retain and motivate key personnel until the Merger is consummated and could cause those that deal with Full Circle to seek to change their existing business relationships with Full Circle. Retention of certain employees may be challenging during the pendency of the Merger, as certain employees may experience uncertainty about their future following completion of the Merger. If key Full Circle employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain affiliated with the combined company following completion of the Merger, the combined company’s business following the Merger could be harmed. In addition, the Merger Agreement restricts Full Circle from taking actions that it might otherwise consider to be in its best interests, including, but not limited to, making new investments. These restrictions may prevent Full Circle from pursuing certain business opportunities that may arise prior to the completion of the Merger.

You will experience a reduction in percentage ownership and voting power in the combined company as a result of the Merger.

You will experience a substantial reduction in your percentage ownership interests and effective voting power in respect of the combined company relative to your percentage ownership interests in the Company prior to the Merger. Consequently, you should expect to exercise less influence over the management and policies of the combined company following the Merger than you currently exercise over the management and policies of the Company.

Litigation challenging the Merger could prevent or delay the completion of the Merger or result in rescission of the Merger, and if the Merger is completed, the surviving corporation may face additional risks.

We are aware that two lawsuits have been filed challenging the Merger. The first action alleges that our directors breached their fiduciary duties by failing properly to disclose certain purportedly material information relating to the Merger in the registration statement filed with the SEC with respect to the Merger. The plaintiff seeks, among other relief, a preliminary and permanent injunction enjoining the Merger, rescission or rescissory damages in the event the Merger is consummated, an order directing the defendants to account for damages, and costs and fees in connection with the lawsuit. The second action alleges that Full Circle Capital, Full Circle’s directors, GECC and MAST Capital Management, LLC violated the federal securities laws by failing properly to disclose certain purportedly material information relating to the Merger in the registration statement filed with the SEC with respect to the Merger. The plaintiff seeks, among other relief, a preliminary and permanent injunction enjoining the Merger, rescission or rescissory damages in the event the Merger is consummated, an order directing the defendants to issue a new registration statement, declaring that defendants have violated the federal securities laws, and costs and fees in connection with the lawsuit. These legal proceedings could delay or prevent the Merger from becoming effective within the agreed upon timeframe or at all. We cannot predict the eventual outcome of these proceedings and the ultimate outcome of such proceedings could, upon completion of the Merger, cause rescission of the Merger or may be material to the results of operations, cash flows or financial condition of the surviving corporation. It is possible that third parties could try to seek to impose liability against the surviving corporation in connection with this matter or other potential legal proceedings.

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

The Maryland General Corporation Law and our charter and bylaws contain provisions that may discourage, delay or make more difficult a change in control of Full Circle Capital or the removal of our directors. We are subject to the Maryland Business Combination Act, subject to any applicable requirements of the 1940 Act. Our Board of Directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any other person, subject to prior approval of such business combination by our Board of Directors, including approval by a majority of our independent directors. If the resolution exempting business combinations is repealed or our Board of Directors does not approve a business combination, the Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer. Our bylaws provide that the Maryland Control Share Acquisition Act shall not restrict acquisitions of our stock by any person. If we amend our bylaws to repeal the exemption from the Control Share Acquisition Act, the Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such a transaction.

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

Our Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, our Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred, such as indebtedness under the Credit Facility, and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security). In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of our Notes. As of June 30, 2016, we did not have any outstanding borrowings under the Credit Facility.

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

Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors (including trade creditors) and holders of preferred stock, if any, of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of our Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, our Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. As of June 30, 2016, none of our subsidiaries had outstanding borrowings to third parties. However, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to our Notes.

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

A lawsuit challenging the Merger was filed in the Circuit Court for Baltimore County, Maryland on September 12, 2016. It is a putative stockholder derivative action filed by William J. Russell, Jr., individually and on behalf of all others similarly situated, against Full Circle Capital Corporation, Mark Biderman, Edward H. Cohen, Gregg J. Felton, Terence Flynn, Thomas A. Ortwein and John E. Stuart.

The plaintiff claims to be a stockholder of Full Circle. He alleges that Full Circle’s directors breached their fiduciary duties by failing properly to disclose certain purportedly material information relating to the Merger in the registration statement filed with the SEC with respect to the Merger. The plaintiff seeks, among other relief, a preliminary and permanent injunction enjoining the Merger, rescission or rescissory damages in the event the Merger is consummated, an order directing the defendants to account for damages, and costs and fees in connection with the lawsuit.

A second lawsuit challenging the Merger was filed in the U.S. District Court for the District of Maryland on September 23, 2016. It is a putative class action filed by Daniel Saunders, on behalf of himself and all others similarly situated, against Full Circle Capital, Mark C. Biderman, Edward H. Cohen, Terence Flynn, Thomas A. Ortwein, John E. Stuart, Gregg J. Felton, GECC, Great Elm Capital Group, Inc. and MAST Capital Management, LLC. The plaintiff claims to be a stockholder of Full Circle. He alleges that Full Circle, Full Circle's directors, GECC and Mast Capital Management, LLC violated the federal securities by failing properly to disclose certain purportedly material information relating to the Merger in the registration statement filed with the SEC with respect to the Merger. The plaintiff seeks, among other relief, a preliminary and permanent injunction enjoining the Merger, rescission or rescissory damages in the event the Merger is consummated, an order directing the defendants to issue a new registration statement, a declaration that defendants have violated the federal securities laws, and costs and fees in connection with the lawsuit.

Item 4.  Reserved

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Market under the symbol “FULL.” The following table sets forth the range of high and low sales prices of our common stock as reported on NASDAQ and our net asset value per share for each fiscal quarter during the last two most recently completed fiscal years:

	NAV(1)	Price Range
		High	Low
Fiscal 2016
Fourth quarter	$3.59	$2.95	$2.28
Third quarter	3.61	2.64	2.04
Second quarter	3.76	3.27	2.41
First quarter	4.00	3.60	3.00
Fiscal 2015
Fourth quarter	4.30	3.84	3.46
Third quarter	4.43	5.00	3.48
Second quarter	5.48	6.58	4.43
First quarter	$6.24	$7.98	$6.05

(1)	Net asset value per share is determined as of the last day in the relevant quarter and therefore may not reflect the net asset value per share on the date of the high and low sales prices. The net asset values shown are based on outstanding shares at the end of each period.

The last reported sale price for our common stock on the NASDAQ Global Market on September 27, 2016 was $2.67 per share. As of September 15, 2016, there were approximately 83 holders of record of the common stock which did not include shareholders for whom shares are held in “nominee” or “street name.”

Distributions

Our distributions, if any, will be determined by our Board of Directors on a quarterly basis. In February 2016, our Board of Directors determined to suspend the declaration of any future distributions to stockholder beyond the previously declared distributions to stockholders. Thereafter, we announced that pursuant to the terms of the Merger Agreement, our Board of Directors intends to declare and pay a special cash distribution to our stockholders of record as of the close of business on the day on which the Merger becomes legally effective.

The Merger Agreement provides that our Board of Directors will declare a special cash distribution, which will be payable after the Merger to the persons who are the record holders of shares of our common stock immediately before the effective time of the Merger, in an aggregate amount equal to the sum of:

•	$5,000,000; and
•	$408,763, the positive amount of our net investment income, calculated in accordance with generally accepted accounting principles in the United States GAAP, from March 31, 2016 through August 31, 2016; and
•	the amount of net investment income paid or accrued on our investment portfolio and on its cash balances from August 31, 2016 through the effective time of the merger.

The amount of the special cash distribution is expected to be approximately $0.24 per share of our common stock. The special cash distribution will be paid by the exchange agent appointed to process exchanges of GECC share certificates for our share certificates upon delivery by the holders of our common stock of a letter of transmittal.

Neither the special cash distribution, nor any dividends or other distributions with respect to shares of GECC common stock will be paid to any former Full Circle stockholders who held their shares in certificated form and who have not surrendered their certificates to the exchange agent for shares of GECC common stock until those certificates are surrendered in accordance with the letter of transmittal. Following the surrender of any such certificates in accordance with the letter of transmittal, the record holders of such certificates will be entitled to receive, without interest, the special cash distribution and the amount of dividends or other distributions with a record date after the Effective Time payable with respect to shares of GECC common stock exchangeable for those certificates and not previously paid.

We expect that a significant part of the $5.0 million fixed portion of the special cash distribution will be a distribution in excess of our current and accumulated earnings and profits and could be treated as a return of capital for U.S. federal income tax purposes.

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

We maintain an “opt out” dividend reinvestment plan for our common stockholders. As a result, if we declare a distribution, then stockholders’ cash distributions will be automatically reinvested in additional shares of our common stock, unless they specifically “opt out” of the dividend reinvestment plan so as to receive cash distributions.

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

All distributions declared in cash payable to stockholders that are participants in our dividend reinvestment plan are generally automatically reinvested in shares of our common stock. As a result, stockholders that do not participate in the dividend reinvestment plan may experience dilution over time. Stockholders who do not elect to receive distributions in shares of common stock may experience accretion to the net asset value of their shares if our shares are trading at a premium and dilution if our shares are trading at a discount. The level of accretion or discount would depend on various factors, including the proportion of our stockholders who participate in the plan, the level of premium or discount at which our shares are trading and the amount of the dividend payable to a stockholder.

The following table lists the cash distributions, including dividends and returns of capital, if any, per share that we have declared since our formation on April 16, 2010. There were no dividends declared prior to our initial public offering. The table is divided by fiscal year according to record date.

Date Declared	Record Date	Payment Date	Amount
Total Fiscal 2011			$0.751
Total Fiscal 2012			$0.918
Total Fiscal 2013			$0.924
Total Fiscal 2014			$0.864
Fiscal 2015:
May 2, 2014	July 31, 2014	August 15, 2014	$0.067
May 2, 2014	August 29, 2014	September 15, 2014	0.067
May 2, 2014	September 30, 2014	October 15, 2014	0.067
September 8, 2014	October 31, 2014	November 14, 2014	0.067
September 8, 2014	November 28, 2014	December 15, 2014	0.067
September 8, 2014	December 31, 2014	January 15, 2015	0.067

Date Declared	Record Date	Payment Date	Amount
November 3, 2014	January 30, 2015	February 13, 2015	0.067
November 3, 2014	February 27, 2015	March 13, 2015	0.067
November 3, 2014	March 31, 2015	April 15, 2015	0.067
February 20, 2015	April 30, 2015	May 15, 2015	0.035
February 20, 2015	May 29, 2015	June 15, 2015	0.035
February 20, 2015	June 30, 2015	July 15, 2015	0.035
Total (2015)			$0.708
Fiscal 2016:
May 5, 2015	July 31, 2015	August 14, 2015	$0.035
May 5, 2015	August 31, 2015	September 15, 2015	0.035
May 5, 2015	September 30, 2015	October 15, 2015	0.035
August 4, 2015	October 30, 2015	November 13, 2015	0.035
August 4, 2015	November 30, 2015	December 15, 2015	0.035
August 4, 2015	December 31, 2015	January 15, 2016	0.035
November 3, 2015	January 29, 2016	February 15, 2016	0.035
November 3, 2015	February 29, 2016	March 15, 2016	0.035
November 3, 2015	March 31, 2016	April 15, 2016	0.035
Total (2016)			$0.315

To the extent our taxable earnings fall below the total amount of our distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to our stockholders. Thus, the source of a distribution to our stockholders may be the original capital invested by the stockholder rather than our taxable ordinary income or capital gains. In this regard, $1,051,922 of our distributions during the year ended June 30, 2016 constituted a return of capital to our stockholders. Stockholders should read any written disclosure accompanying a dividend payment carefully and should not assume that the source of any distribution is our taxable ordinary income or capital gains.

During the year ended June 30, 2016, our distributions were made primarily from undistributed net investment income. We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage requirements applicable to us as a business development company under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of favorable regulated investment company tax treatment. We cannot assure shareholders that they will receive any distributions.

Sales of Unregistered Securities

We did not engage in unregistered sales of equity securities during the year ended June 30, 2016.

Issuer Purchases of Equity Securities

For the quarter ended June 30, 2016, as a part of our dividend reinvestment plan for our common stockholders, we purchased 3,326 shares of our common stock for an average price of approximately $2.50 per share in the open market in order to satisfy the reinvestment portion of our dividends. The following chart outlines repurchases of our common stock during the quarter ended June 30, 2016.

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 2016	3,326	$2.50	—	—
May 2016	—	$—	—	—
June 2016	—	$—	—	—
Total	3,326	$2.50	—	—

Performance Graph

This graph compares the return on our common stock with that of the S&P BDC Index and the Russell 2000 Index, for the period from September 1, 2010, the date our common stock began trading on the NASDAQ Stock Market, through June 30, 2016. The graph assumes that, on September 1, 2010, a person invested $10,000 in each of our common stock, the S&P BDC Index and the Russell 2000 Financial Services Index. The graph measures total shareholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are reinvested in like securities.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Item 6.  Selected Financial Data

The following selected financial data is derived from our Consolidated Financial Statements which have been audited by Rothstein Kass for the years ended June 30, 2012 and June 30, 2013, by KPMG LLP for the year ended June 30, 2014, and by RSM LLP, formerly known as McGladrey LLP, our independent registered public accounting firm, for the years ended June 30, 2015 and June 30, 2016. The data should be read in conjunction with our Consolidated Financial Statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year ended June 30, 2016	Year ended June 30, 2015	Year ended June 30, 2014	Year ended June 30, 2013	Year ended June 30, 2012
Income Statement Data:
Total Investment Income	$16,458,393	$17,749,343	$13,823,693	$12,046,023	$9,827,011
Total Gross Expenses	11,134,916	10,557,114	7,792,972	6,665,442	5,307,300
Total Net Expenses	10,167,544	9,136,271	7,792,972	6,665,442	4,993,508
Net Investment Income	6,290,849	8,613,072	6,030,721	5,380,581	4,833,503
Net Increase (Decrease) in Net Assets Resulting from Operations	(9,700,162)	(5,200,728)	(7,622,395)	3,801,143	2,678,172
Per Share Data:
Net Investment Income(1)	0.28	0.63	0.71	0.77	0.78
Net Increase (Decrease) in Net Assets Resulting from Operations(1)	(0.43)	(0.35)	(0.88)	0.54	0.43
Dividends Declared	0.32	0.71	0.86	0.92	0.92

	Year ended June 30, 2016	Year ended June 30, 2015	Year ended June 30, 2014	Year ended June 30, 2013	Year ended June 30, 2012
Balance Sheet Data:
Total Assets(3)	115,859,694	160,724,982	156,284,362	113,063,839	99,449,379
Total Net Assets	$80,670,495	$99,938,567	$72,980,277	$60,644,039	$53,442,785
Other Data:
Total Return based on Market Value(2)	(14.98)%	(46.78)%	11.51%	15.12%	8.71%
Total Return based on Net Asset Value(2)	(6.15)%	(21.53)%	(11.00)%	4.94%	6.20%

(1)	Per share data is based on average weighted shares outstanding, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our audited Consolidated Financial Statements.
(2)	Total return based on market value is based on the change in market price per share and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.
(3)	Pursuant to ASU 2015-03, we have reclassified unamortized debt issuance costs associated with our borrowings, excluding our revolving facilities, in our previously reported Consolidated Statements of Assets and Liabilities. Based on the change pursuant to the Company’s adoption to ASU 2015-03, total assets as of June 30, 2014 decreased from $156,284,362 to $155,336,425, as $947,937 of unamortized debt issuance costs are now netted with notes payable on the Consolidated Statements of Assets and Liabilities.

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

The forward looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including statements as to:

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

On June 4, 2014, we formed FC Capital Investment Partners (“FCCIP”), a multiple series private fund, for which we serve as the managing member and investment adviser. FCCIP was formed as a Delaware limited liability company and operates under a limited liability company agreement dated June 13, 2014. FCCIP closed its first series on June 17, 2014, raising approximately $5.6 million in capital from investors. FCCIP closed its second series on September 25, 2014, raising approximately $10.0 million in capital from investors. On November 30, 2015, the second series ceased investing and was liquidated after full realization of its proceeds from its investment strategy. We may co-invest in certain portfolio investments from time to time with one or more series issued by FCCIP where we determine that the aggregate available investment opportunity exceeds what we believe would be appropriate for us to acquire directly, subject to certain conditions. In addition, we expect to receive certain fees or other distributions for FCCIP in connection with the services we provide to each series it may issue. Such fees may include management fees, incentive fees and administration fees and could be offset by expense caps or waivers in the future. For the year ended June 30, 2016, the Company earned $36,758 and waived $15,396 of management fee income related to the services performed for FCCIP. During the years ended June 30, 2015 and June 30, 2014, we earned $67,163 and $2,941 of management income related to services performed for FCCIP. Such amounts are included in Other Income from Non-Investment Sources in the Consolidated Statements of Operations.

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

  Basis of Consolidation

Under the 1940 Act and the rules thereunder, the rules and regulations pursuant to Article 6 of Regulation S-X, the SEC’s Division of Investment Management’s consolidation guidance in IM Guidance Update No. 2014-11 issued in October 2014 and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services-Investment Companies (“ASC 946”), we are precluded from consolidating any entity other than another investment company that acts as an extension of our investment operations and facilitates the execution of our investment strategy. An exception to this guidance occurs if we have an investment in a controlled operating company that provides substantially all of its services to us. Our Consolidated Financial Statements include our accounts and the accounts of Full Circle West, Inc., FC New Media Inc., TransAmerican Asset Servicing Group, Inc., FC New Specialty Foods, Inc., FC Shale Inc., and FC Takoda Holdings, LLC, our only wholly-owned, or previously wholly-owned, subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Fair Value

The Company’s assets measured at fair value on a recurring basis subject to the requirements of ASC Topic 820 at June 30, 2016 and June 30, 2015 were as follows:

As of June 30, 2016

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$—	$80,701,466	$80,701,466
Limited Liability Company Interests, at fair value	—	—	100,000	100,000
Investments in Warrants, at fair value	—	—	320,749	320,749
Total	$—	$—	$81,122,215	$81,122,215

As of June 30, 2015

	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$12,275,000	$121,630,798	$133,905,798
Limited Liability Company Interests, at fair value	—	—	1,228,978	1,228,978
Investments in Warrants, at fair value	—	90	2,695,075	2,695,165
Common Stock, at fair value	1,308,818	—	12,975,000	14,283,818
Open Swap Contract, at fair value	—	—	—	—
Total	$1,308,818	$12,275,090	$138,529,851	$152,113,759

During the year ended June 30, 2016, the senior secured term loan and warrants in US Shale Solutions, Inc. were transferred from Level 2 to Level 3. During the year ended June 30, 2015, a portion of the Level 3 General Cannabis Corp. (formerly known as Advanced Cannabis Solutions, Inc.) warrant was converted into Level 1 Common Stock.

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

In light of the current situation, our Board of Directors formed a Special Committee, composed solely of independent directors Mark C. Biderman, Edward H. Cohen and Thomas A. Ortwein Jr., in November 2015 to consider various strategic alternatives potentially available to us. The Special Committee is authorized to consider, negotiate, and potentially implement all strategic alternatives reasonably available to us, including, but not limited to, the acquisition or disposition of assets and the sale or merger of the Company. The Special Committee has engaged Houlihan Lokey Capital, Inc. as its financial advisor.

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

Professional services expense increased by $1,863,846, or 266% for the year ended June 30, 2016, over the comparable period in 2015, primarily due to $1,344,111 of transaction costs associated with our strategic review process.

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

Management Fee and Incentive Fee Waiver

For the periods commencing on April 1, 2015 and ending on June 30, 2015 and commencing on July 1, 2015 and ending on June 30, 2016, our investment adviser had agreed to waive the portion of the base management fees and incentive fees that our investment adviser would otherwise be entitled to receive pursuant to our Investment Advisory Agreement to the extent required in order for us to earn net investment income sufficient to support the distribution payment on the shares of our common stock outstanding on the relevant record date for each monthly distribution as then declared by our Board of Directors; however, on February 11, 2016, our Board of Directors authorized the termination of our investment adviser’s management fee and incentive fee waiver, effective as of January 1, 2016, as part of the strategic process. Our investment adviser will not be entitled to recoup any amounts previously waived pursuant to this agreement. For the year ended June 30, 2016, we incurred $1,992,111 of base management fees, of which $214,129 was accrued for as a management fee waiver and is included in the fees waiver and expense reimbursement line on the Consolidated Statement of Operations. Additionally, the Adviser waived $246,879 of income incentive fees for the year ended June 30, 2016, and such fees are not subject to reimbursement or recoupment by the Adviser.

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

Time Period	Acquisitions(1) (dollars in millions)	Dispositions(2) (dollars in millions)	Weighted Average Interest Rate of Portfolio at End of Period(3)
For the year ended June 30, 2011	$90.0	$32.6	12.68%
For the year ended June 30, 2012	55.3	38.1	12.93%
For the year ended June 30, 2013	75.1	58.1	12.90%
For the year ended June 30, 2014	132.5	82.3	11.27%
July 1, 2014 through September 30, 2014	36.5	28.7	10.53%
October 1, 2014 through December 31, 2014	28.7	23.2	10.23%
January 1, 2015 through March 31, 2015	24.4	32.1	10.53%
April 1, 2015 through June 30, 2015	47.5	13.9	9.99%
For the year ended June 30, 2015	137.1	97.9	9.99%
July 1, 2015 through September 30, 2015	29.8	32.7	8.93%
October 1, 2015 through December 31, 2015	20.1	34.3	9.27%
January 1, 2016 through March 31, 2016	29.6	58.7	10.27%
April 1, 2016 through June 30, 2016	17.2	27.5	10.46%
For the year ended June 30, 2016	96.7	153.2	10.46%
Since inception	$586.7	$462.2	N/A

(1)	Includes new deals, additional fundings, refinancings (inclusive of those on revolving credit facilities) and payment in kind “PIK” interest
(2)	Includes scheduled principal payments, prepayments, sales and repayments (inclusive of those on revolving credit facilities)
(3)	For transactions in the secondary market, the interest rate used for the weighted average interest rate reflects the effective yield on the loan at the purchase price. Weighted average interest rate is based upon the stated coupon rate and face value of outstanding debt securities at the measurement date. Debt securities on non-accrual status are included in the calculation and are treated as having 0.00% as their applicable interest rate for purposes of this calculation, unless such debt securities are valued at zero.

At June 30, 2016, the weighted average interest rate of our performing debt investments was 12.08%.

  Portfolio Activity for the Year Ended June 30, 2016

The primary investment activities for the year ended June 30, 2016 were fundings and repayments under the revolving credit facilities and the funding of the following loan facilities:

•	On July 1, 2015, the Company issued a $6.0 million mortgage note to 310E53RD, LLC, a real estate holding company.

•	On July 1, 2015, the senior secured credit facility and revolving commitment with Butler Burger Group, LLC, was fully repaid at par plus accrued interest and prepayment fees for total proceeds of $8.6 million.
•	On July 15, 2015, the senior secured credit facility with Medinet Investments, LLC was repaid in full at par plus accrued interest for total proceeds of $0.1 million.
•	On July 17, 2015, the Company purchased $3.0 million of a $175.0 million senior secured term loan to Liquidnet Holdings, Inc., an equities trading platform, at 96.375% of par.
•	On July 31, 2015, the Company purchased an additional $1.0 million of senior secured notes to Lee Enterprises, Incorporated, a daily and weekly newspaper publisher.
•	On September 3, 2015, the senior secured credit facility with GW Power, LLC and Greenwood Fuels WI, LLC was partially repaid for total proceeds of $2.2 million.
•	On September 10, 2015, the Company sold the full $2.0 million of the second lien term loan with GK Holdings, Inc. for total proceeds of $2.0 million plus accrued interest.
•	During the quarter ended September 30, 2015, the Company funded an additional $0.4 million of the senior secured term loan B to U.S. Oilfield Company, LLC, which increased the Company’s total investment to $7.1 million. The Company funded $0.3 million of the increase and the remainder was funded by a third party. The Company also received additional warrants for 2.964% of the class B non-voting shares of U.S. Oilfield Company, LLC.
•	On October 30, 2015, the Company sold its equity interest in West World Media, LLC for total proceeds of $2.2 million.
•	On October 30, 2015, the senior secured revolving loan with TransAmerican Asset Servicing Group, LLC was repaid with total proceeds of approximately $0.5 million and the limited liability company interest was written off.
•	On November 30, 2015, the senior secured note with Good Technology Corporation was repaid in full at par plus accrued interest and fees with total proceeds of approximately $11.1 million and the warrant was written off.
•	On December 10, 2015, the Company entered into an unfunded revolver commitment to Aptean, Inc., an enterprise software company.
•	On December 30, 2015, the senior secured term loan to New Media West, LLC was written off in its entirety.
•	On December 31, 2015, the senior secured term loan and common stock in Takoda Resources, Inc. was written off in its entirety.
•	Effective January 14, 2016, the Company participated in a restructuring process with US Shale Solutions, Inc. in which the Company exchanged its $9.0 million senior secured bond and its warrants in return for approximately $2.2 million of a second lien term loan and equity in US Shale Solutions, Inc. As part of the restructuring, the Company funded approximately $1.1 million of a new senior secured term loan.
•	On February 5, 2016, Calpine Corporation announced that it has entered into a definitive agreement to acquire Granite Ridge Energy, LLC for approximately $500 million. Upon closing of the transaction on February 18, 2016, the Company received approximately $14.5 million in exchange for the 60,000 shares of the common stock held by the Company. Upon settlement, the Company contemporaneously unwound the total return swap contract hedging this position.
•	On February 10, 2016, the senior secured term loan with Solex Fine Foods, LLC; Catsmo, LLC was repaid with approximately $4.1 million of principal and interest received by the Company. The common stock and warrant were written off in their entirety.
•	On March 1, 2016, the senior secured notes with Lee Enterprises, Incorporated were sold for total proceeds of approximately $5.0 million.

•	On March 18, 2016, the Company sold its equity interest in The Finance Company for $0.8 million. The senior secured term loan was converted into a senior secured revolving loan and the loan commitment was reduced by approximately $0.8 million to $3.5 million, of which the Company’s commitment is approximately $2.8 million.
•	On March 21, 2016, the senior secured term loan with Liquidnet Holdings, Inc. was sold for total proceeds of approximately $2.8 million.
•	On April 6, 2016, the senior secured note to Fuse, LLC was sold for total proceeds of approximately $5.5 million.
•	On April 11, 2016, Modular Process Control, LLC completed a restructuring whereby the loans and warrant were extinguished for consideration, including $0.8 million in cash and $0.8 million of an unsecured promissory note. This restructuring resulted in a realized loss of $5.5 million.
•	On April 19, 2016, the senior secured revolving term loan to ProGrade Ammo Group, LLC was partially repaid for net proceeds of approximately $1.6 million. This partial repayment resulted in a realized loss of $4.8 million.
•	On May 4, 2016 and May 17, 2016, the senior secured term loan to GW Power, LLC & Greenwood Fuels WI, LLC was partially paid off for total proceeds of $1.1 million. On June 3, 2016, the remaining senior secured term loan was fully repaid for total proceeds of $0.5 million.
•	On May 16, 2017, the senior secured notes to Sundberg America, LLC et al. was partially repaid for total proceeds of $0.5 million.

  Portfolio Activity for Year Ended June 30, 2015

The primary investment activities for the year ended June 30, 2015 were fundings and repayments under the revolving credit facilities and the funding of the following loan facilities:

•	On July 23, 2014, the Company closed on approximately $0.4 million of a $3.0 million senior secured revolving line of credit to Medinet Investments, LLC, a medical liability claims factoring company.
•	On August 13, 2014, the Company funded approximately $0.9 million of a $1.3 million revolving loan and $4.0 million of a $5.8 million senior secured term loan facility to U.S. Oilfield Company, LLC, an oil and gas field services company. The Company funded an additional $1.9 million, net, during September 2014 under the credit facility.
•	On August 21, 2014, the Company purchased approximately $4.0 million of a $210.0 million senior secured note to US Shale Solutions, Inc., an oil and gas field services company.
•	On September 3, 2014, the senior secured credit facility with US Path Labs, LLC, a healthcare services company, was paid off at par plus accrued interest and fees for total proceeds of $3.6 million.
•	On September 22, 2014, the Company sold $4.9 million of the senior secured term loan to Dynamic Energy Services International, LLC for $4.9 million plus accrued interest.
•	On September 22, 2014, the Company sold $4.0 million of the subordinated term loan to RCS Capital Corporation, for $4.1 million plus accrued interest. On September 24, 2014, the Company sold an additional $3.5 million of the subordinated term loan to RCS Capital Corporation for $3.6 million plus accrued interest.
•	On September 25, 2014, the Company purchased $10.0 million of an $80.0 million senior secured note to Good Technology Corporation, a mobile device management company, for $7.7 million. As part of the transaction, the Company also purchased 2,032,520 warrants for $2.3 million.
•	During the quarter ended September 30, 2014, the senior secured term loan with PEAKS Trust 2009-1 was partially prepaid at par plus accrued interest for total proceeds of $2.7 million.

•	On October 16, 2014 the Company increased the size of the revolving loan to U.S. Oilfield Company, LLC to $1.8 million. On November 6, 2014, the senior secured term loan B to U.S. Oilfield Company, LLC was increased to $6.3 million. This increase was funded by a third party.
•	On October 9, 2014, the Company funded a $2.3 million senior secured credit facility to Ads Direct Media, Inc., an internet advertising agency.
•	On October 10, 2014, the Company funded $6.0 million of a $60.0 million second lien secured loan to Bioventus LLC, a specialty pharmaceutical company.
•	On October 15, 2014, the senior secured credit facility with Esselte Holdings Inc., Esselte AB was paid off in full at par plus accrued interest for total proceeds of $1.8 million.
•	On December 17, 2014, the Company funded $4.5 million of a senior secured mortgage term loan to Luling Lodging, LLC, a hotel operator.
•	On December 22, 2014, the senior secured credit facility with GW Power, LLC and Greenwood Fuels WI, LLC, was partially prepaid at par plus prepayment fees for total proceeds of $0.7 million.
•	On December 24, 2014, the senior secured credit facility and revolving term loan with CPX, Inc. were paid off in full at par plus accrued interest for total proceeds of $2.7 million.
•	During the quarter ended December 31, 2014, the senior secured term loan with PEAKS Trust 2009-1 was partially prepaid at par plus accrued interest for total proceeds of $3.2 million.
•	On January 21, 2015, the Company partially exercised its warrant issued by General Cannabis Corp in a cashless exercise in exchange for 660,263 shares of General Cannabis Corp. The cashless exercise reduced the amount of common shares underlying the remaining warrant by 1,215,000, leaving the Company with a warrant to purchase 185,000 shares in General Cannabis Corp with a strike price of $4.00 per share.
•	On January 30, 2015, the Company funded $2.0 million of a $50.0 million second lien term loan with GK Holdings, Inc., an IT and business skill training company.
•	On March 10, 2015, the senior secured credit facilities with Infinite Aegis Group, LLC, a healthcare billing and collections company, were paid off at par plus accrued interest and fees for total proceeds of $4.6 million.
•	On March 31, 2015, the revolving loans to Blackstrap Broadcasting, LLC were terminated as part of a restructuring with Davidzon Radio, Inc., who purchased Blackstrap Broadcasting, LLC’s assets. Additionally, the second lien secured credit facility to Blackstrap Broadcasting, LLC was written off.
•	During the quarter ended March 31, 2015, the senior secured term loan with PEAKS Trust 2009-1 was partially prepaid at par plus accrued interest for total proceeds of $0.8 million.
•	On April 1, 2015, the Company purchased $3.2 million of $23.5 million in unsecured notes issued by GC Pivotal, LLC, a data connectivity service company.
•	During the fourth fiscal quarter of 2015, the Company purchased an additional $5.0 million of $210.0 million senior secured notes to US Shale Solutions, Inc., an oil and gas field services company for approximately $2.5 million.
•	On April 29, 2015, the Company purchased $8.0 million of $43.0 million in senior secured notes issued by Sundberg America, LLC et al., an appliance parts distributor. The $8.0 million first out notes are structurally senior to the remaining $35.0 million of the issue.
•	On May 14, 2015, the Company funded $1.0 million of a $3.5 million revolving credit facility and a $2.5 million senior secured loan to RiceBran Technologies Corporation, a grain mill products company. Additionally, the Company received warrants to purchase 300,000 shares in RiceBran Technologies Corporation at a $5.25 strike price, which expire on May 12, 2020.

•	On May 18, 2015 and June 29, 2015, the senior secured term loan B to U.S. Oilfield Company, LLC was increased by $0.3 million and $0.2 million, respectively, to $6.7 million. The Company funded $0.3 million of the increase and the remainder was funded by a third party. The Company also received additional warrants for 1.824% of the class B non-voting shares of U.S. Oilfield Company, LLC.
•	On June 17, 2015, the Company funded $4.0 million in a senior secured term loan to AP Gaming I, LLC, a gambling machine manufacturer. Additionally, the Company has an unfunded revolver commitment to AP Gaming I, LLC.
•	On June 29, 2015, the Company purchased $2.0 million in a senior secured note to Lee Enterprises Incorporated, a daily and weekly newspaper publisher.
•	On June 30, 2015, the Company funded a $2.6 million synthetic loan in the form of a total return swap. More specifically, Full Circle Capital purchased 60,000 shares of Granite Ridge Holdings, LLC, a power generation company, for approximately $13.0 million. Full Circle contemporaneously entered into a collateralized swap agreement with another private fund, which posted $10.4 million of cash collateral, whereby the Company swapped the returns on the shares for a fixed rate of return of 15.0% on the net loan amount.

  Portfolio Activity for Year Ended June 30, 2014

The primary investment activities for the year ended June 30, 2014 were fundings and repayments under the revolving credit facilities and the funding of the following loan facilities:

•	On August 1, 2013, the Company funded $4.5 million of a $9.0 million senior secured credit facility to Infinite Aegis Group, LLC.
•	On September 4, 2013, the Company funded $1.5 million of a $5.0 million senior secured credit facility to Franklin Place Shops — Red, LLC.
•	On September 30, 2013, the Company funded $2.5 million of a $3.3 million senior secured credit facility to CPX, Inc.
•	On October 17, 2013, the senior secured credit facility with CSL Operating, LLC, an industrial metal treatings company, was paid off at par value plus accrued interest and fees of $3.7 million.
•	On October 17, 2013, the senior secured credit facility with Coast Plating, Inc., an aerospace parts plating and finishing company, was paid off at par plus accrued interest and fees of $4.7 million.
•	On October 21, 2013, the senior secured credit facility with Employment Plus, Inc., a staffing services company, was paid off at par value plus accrued interest of $5.0 million.
•	On October 30, 2013, the Company purchased $5.0 million of a $141.7 million senior secured credit facility to Esselte Holdings, Inc./Esselte AB, a global manufacturer and distributor of office supplies.
•	On October 31, 2013, MDU Communications (USA) Inc., a cable TV/broadband services company entered into an asset purchase agreement to sell substantially all of its assets to a third party. In conjunction with this sale, the senior secured credit facility has been partially prepaid in an amount of $4.9 million. As part of this sales process, on October 22, 2013, the Company reduced the interest rate on the outstanding balance of the loan to 2.00% and realized a partial loss of $0.5 million as part of the transaction. Future gains and losses related to the sales process may occur as the borrower finalizes the sales process.
•	On December 11, 2013, we received gross proceeds of $6.0 million relating to the full repayment of our senior secured credit facility to iMedX, Inc. Of the $6.0 million in gross proceeds, $1.0 million represented early termination fees and success fees upon repayment.
•	On December 26, 2013, the senior secured loan with Franklin Place Shops-Red, LLC, a real estate investment trust, was paid off at par of $1.5 million.

•	On January 15, 2014, the senior secured revolving loan with Global Energy Efficiency Holdings, Inc., an energy efficiency company, was paid off at par value plus accrued interest and fees of $7.7 million. Of the $7.7 million in gross proceeds, $0.4 million represented early termination fees and success fees upon repayment.
•	On January 21, 2014, the Company invested $0.5 million in a warrant as part of a $30.0 million senior secured convertible note purchase agreement with General Cannabis Corp (ACS), a non-residential property owner. The agreement to purchase convertible notes is contingent upon ACS’ satisfaction of certain requirements.
•	On January 31, 2014, the Company purchased $8.8 million initial par amount of a $256.3 million senior secured credit facility to PEAKS Trust 2009-1, a consumer financing company, for $6.0 million.
•	On March 4, 2014, the Company funded a $7.0 million senior secured credit facility to Ocean Protection Services, a maritime security services company.
•	On March 12, 2014, the Company funded $5.0 million of a $150.0 million senior secured credit facility to Dynamic Energy Services International, LLC, an oil and gas field services company.
•	On March 31, 2014, the Company funded a $6.0 million senior secured credit facility to GW Power, LLC and Greenwood Fuels IW, LLC, an electrical service company.
•	During the fourth quarter of 2014, the Company purchased $7.5 million of a $150.0 million secured second lien term loan to RCS Capital Corporation, a financial services company.
•	On June 12, 2014, the Company purchased an additional $4.0 million of the $256.3 million senior secured credit facility to PEAKS Trust 2009-1, a consumer financing company, for $3.4 million.
•	In June 2014, the Company purchased $7.0 million of a $240.0 million senior secured note to Fuse, LLC, a television programming company.
•	On June 23, 2014, the Company purchased $8.5 million of a $190.0 million senior secured credit facility to PR Wireless, Inc., a wireless communications company.
•	On June 30, 2014, the Company funded an additional $3.3 million senior secured credit facility to Pristine Environments, Inc. and expanded the revolving line of credit to $5.3 million.
•	On June 30, 2014, the Company funded a $3.5 million senior secured credit facility to JN Medical Corporation, a biological products company.
•	On June 30, 2014, the Company funded $0.8 million of a $2.0 million revolving line of credit and $8.0 million of a $16.0 million senior secured term loan to Butler Burgher Group, LLC, a real estate management company. The remaining funded portion of the credit facility was funded by a third party participant.

Portfolio Reconciliation

The following is a reconciliation of the investment portfolio, including our open swap contract, for the years ended June 30, 2016, 2015, and 2014:

	Year Ended June 30, 2016	Year Ended June 30, 2015	Year Ended June 30, 2014
Beginning Investment Portfolio	$152,113,759	$150,190,759	$88,174,501
Portfolio Investments Acquired(1)	96,729,673	137,121,602	132,503,963
Treasury and Money Market Purchases(2)	—	—	71,000,730
Amortization and Accretion of Fixed Income Premiums and Discounts	1,511,281	1,496,851	466,184
Portfolio Investments Repaid	(153,241,487)	(97,880,572)	(82,301,503)
Sales and Maturities of Treasury Securities(2)	—	(25,000,000)	(46,000,000)
Net Change in Unrealized Gain (Loss) on Investments	5,355,642	(6,237,328)	(12,704,614)
Net Realized Gains (Losses) on Investments and Open Swap Contract	(21,346,653)	(7,577,553)	(948,502)
Ending Investment Portfolio	$81,122,215	$152,113,759	$150,190,759

(1)	Includes PIK interest.
(2)	U.S. Treasury Securities were purchased and temporarily held in connection with complying with RIC diversification requirements under Subchapter M of the Code.

During the year ended June 30, 2016, we recorded net unrealized appreciation (depreciation) of $5,355,642. This consisted of $10,127,563 of net unrealized appreciation on debt investments and $(4,771,921) of net unrealized depreciation on equity investments. The change in unrealized appreciation (depreciation) was primarily due to a reversal of prior year unrealized losses of $4,074,888, $3,811,681, and $3,068,175 on our loans to ProGrade Ammo Group, LLC, New Media West, LLC, and TransAmerican Asset Services Group, LLC, respectively, due to the disposition of these investments. This was partially offset by depreciation of $(4,325,739) on our equity interest in US Shale Solutions, Inc. and $(4,397,973) on our loan to US Oilfield Company, LLC.

During the year ended June 30, 2015, we recorded net unrealized appreciation (depreciation) of $(6,237,328). This consisted of $(6,260,564) of net unrealized depreciation on debt investments and $23,236 of net unrealized appreciation on equity investments. The change in unrealized appreciation (depreciation) was primarily due to the depreciation of $(2,757,498), $(2,186,981), $(1,658,078), and $(1,391,962) of our loans to Takoda Resources, Inc., US Shale Solutions, Inc., TransAmerican Asset Servicing Group, LLC, and Fuse, LLC, respectively. This was partially offset by appreciation of $4,128,706 due to the restructuring of the loan to Blackstrap Broadcasting, LLC, which included $3,500,000 of unrealized losses being reversed upon the disposition of the second lien loan to Blackstrap Broadcasting, LLC.

During the year ended June 30, 2014, we recorded net unrealized appreciation (depreciation) of $(12,704,614). This consisted of $(11,380,297) of net unrealized depreciation on debt investments and $(1,324,317) of net unrealized depreciation on equity investments. The change in unrealized appreciation (depreciation) was primarily due to the depreciation of $(3,363,038) of our loan to and limited liability company interest in New Media West, LLC, and depreciation of $(3,251,689), $(2,870,123), and $(2,803,251) of our loans to Blackstrap Broadcasting, LLC, ProGrade Ammo Group, LLC, and Modular Process Control, LLC, respectively. This was partially offset by the $1,856,212 appreciation of our warrant in General Cannabis Corp.

During the year ended June 30, 2016, we recorded net realized losses of $21,346,653, primarily in connection with the exit of our loans to ProGrade Ammo Group, LLC and TransAmerican Asset Servicing Group, LLC which resulted in realized losses of $4,843,750 and $3,119,245, respectively. We realized additional net losses in connection with the write off of the term loan to New Media West, LLC of $3,803,567.

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

Portfolio Classifications

The following table shows the fair value of our portfolio of investments by asset class as of June 30, 2016 and June 30, 2015:

	June 30, 2016		June 30, 2015
	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio	Investments at Fair Value (dollars in millions)	Percentage of Total Portfolio
Investments:
Senior Secured Loans	$70.4	86.8%	$122.8	80.7%
Subordinated Secured Loans	7.2	8.9	7.9	5.2
Unsecured Notes	3.1	3.8	3.2	2.1
Warrants	0.3	0.4	2.7	1.8
Limited Liability Company Interests	0.1	0.1	1.2	0.8
Common Stock	—	—	14.3	9.4
Total Investments at Fair Value	$81.1	100.0%	$152.1	100.0%

At June 30, 2016, the 22 borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 67% (i.e., each $67 of loan value outstanding is secured by $100 of collateral value). At June 30, 2015, the 32 borrowers whose debt investments are included in the table above averaged a loan to value ratio of approximately 59% (i.e., each $59 of loan value outstanding is secured by $100 of collateral value).

The following table shows the fair value of our portfolio of investments by industry, as of June 30, 2016 and June 30, 2015:

	June 30, 2016		June 30, 2015
	Investments at Fair Value (dollars in millions)	Percentage of Total Investment Portfolio	Investments at Fair Value (dollars in millions)	Percentage of Total Investment Portfolio
Building Cleaning and Maintenance Services	$10.4	12.8%	$10.7	7.0%
Radio Broadcasting	9.7	11.9	9.3	6.1
Wireless Communications	7.6	9.4	8.0	5.2
Appliance Parts Distributor	7.3	9.0	8.0	5.2
Real Estate Holding Company	6.0	7.4	—	—
Specialty Pharmaceuticals	6.0	7.4	6.0	3.9
Maritime Security Services	4.4	5.4	6.0	3.9
Information and Data Services	4.0	4.9	3.4	2.2
Consumer Financing	3.7	4.6	7.9	5.2
Gambling Machine Manufacturer	3.7	4.6	3.8	2.5
Grain Mill Products	3.5	4.3	3.3	2.2
Biological Products	3.2	4.0	3.4	2.3
Data Connectivity Service Company	3.1	3.8	3.2	2.1
Hotel Operator	3.1	3.8	4.3	2.8
Oil and Gas Field Services	2.5	3.1	10.1	6.8
Outdoor Advertising Services	1.8	2.2	2.0	1.3

	June 30, 2016		June 30, 2015
	Investments at Fair Value (dollars in millions)	Percentage of Total Investment Portfolio	Investments at Fair Value (dollars in millions)	Percentage of Total Investment Portfolio
Internet Advertising	1.1	1.4	2.4	1.6
Equipment Rental Services	0.6	0.8	0.6	0.4
Television Programming	—	—	5.8	3.8
Munitions	—	—	2.6	1.7
Electric Services	—	—	5.2	3.5
Energy Efficiency Services	—	—	3.6	2.4
Non-Residential Property Owner	—	—	1.3	0.9
Power Generation	—	—	13.0	8.5
Mobile Device Management	—	—	11.1	7.3
Real Estate Management Services	—	—	8.5	5.6
Food Distributors and Wholesalers	—	—	3.8	2.5
Daily and Weekly Newspaper Publisher	—	—	2.0	1.3
IT and Business Skill Training	—	—	2.0	1.3
Asset Recovery Services	—	—	0.5	0.3
Geophysical Surveying and Mapping Services	—	—	0.2	0.1
Medical Liability Claims Factoring	—	—	0.1	0.1
Healthcare Billing and Collections	—	—	—	—
Enterprise Software Company	(0.6)	(0.8)	—	—
Total	$81.1	100.0%	$152.1	100.0%

Portfolio Grading

We have adopted a credit grading system to monitor the quality of our debt investment portfolio. As of June 30, 2016, our portfolio had a weighted average grade of 3.12 based upon the fair value of the debt investments in the portfolio. Equity securities and investments in United States Treasury Bills, if held, are not graded. This was an increase of 0.16 from the weighted average grade of 2.96 at June 30, 2015.

At June 30, 2016, our debt investment portfolio was graded as follows:

	June 30, 2016
Grade	Summary Description	Fair Value	Percentage of Total Portfolio*
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$—	—%
2	The portfolio company is performing above expectations and the risk profile is generally favorable.	—	—
3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	71,093,813	87.64
4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable.	9,304,435	11.47
5	The investment is performing well below expectations and is not anticipated to be repaid in full.	303,218	0.37
		$80,701,466	99.48%

At June 30, 2015, our debt investment portfolio was graded as follows:

	June 30, 2015
Grade	Summary Description	Fair Value	Percentage of Total Portfolio
1	Involves the least amount of risk in our portfolio, the portfolio company is performing above expectations, and the trends and risk profile are favorable (including a potential exit).	$8,516,728	5.60%
2	The portfolio company is performing above expectations and the risk profile is generally favorable.	10,720,287	7.05
3	Risk that is similar to the risk at the time of origination, the portfolio company is performing as expected, and the risk profile is generally neutral; all new investments are initially assessed a grade of 3.	98,780,645	64.93
4	The portfolio company is performing below expectations, requires procedures for closer monitoring, may be out of compliance with debt covenants, and the risk profile is generally unfavorable.	9,932,823	6.53
5	The investment is performing well below expectations and is not anticipated to be repaid in full.	5,955,315	3.92
		$133,905,798	88.03%

We expect that a portion of our investments will be in grades 4 or 5 from time to time, and, as such, we will be required to work with portfolio companies to improve their business and protect our investment. The number and amount of investments included in grades 4 or 5 may fluctuate from period to period.

Results of Operations

Comparison of the years ended June 30, 2016, 2015, and 2014

	Year Ended June 30, 2016		Year Ended June 30, 2015		Year Ended June 30, 2014
	Total	Per Share(1)	Total	Per Share(1)	Total	Per Share(1)
Total Investment Income	$16,458,393	$0.73	$17,749,343	$1.20	$13,823,693	$1.59
Interest Income(2)	14,167,884	0.63	16,955,098	1.15	11,151,497	1.29
Dividend Income	75,207	0.00	36,247	0.00	114,704	0.01
Other Income	2,215,302	0.10	757,998	0.05	2,557,492	0.29
Net Operating Expenses	10,167,544	0.45	9,136,271	0.62	7,792,972	0.90
Management Fee	1,992,111	0.09	2,280,058	0.16	1,631,694	0.19
Incentive Fee	1,263,241	0.06	1,798,000	0.12	1,511,362	0.17
Total Advisory Fees	3,255,352	0.15	4,078,058	0.28	3,143,056	0.36
Total Costs Incurred Under Administration Agreement	764,277	0.03	731,447	0.05	682,662	0.08
Director’s Fees	168,000	0.01	182,196	0.01	127,625	0.01
Interest Expenses	3,799,951	0.17	4,305,558	0.29	2,693,487	0.31
Professional Services Expense	2,564,170	0.11	700,324	0.05	610,362	0.07
Bank Fees	33,302	0.00	39,931	0.00	56,184	0.01
Other	549,864	0.02	519,600	0.04	479,596	0.06
Fees Waivers and Expense Reimbursement	(967,372)	(0.04)	(1,420,843)	(0.10)	—	—
Net Investment Income	6,290,849	0.28	8,613,072	0.63	6,030,721	0.71
Net Change in Unrealized Gain (Loss)	5,355,642	0.24	(6,237,328)	(0.51)	(12,704,614)	(1.36)
Net Realized Loss	(21,346,653)	(0.94)	(7,576,472)	(0.51)	(948,502)	(0.11)

(1)	The basic per share figures noted above are based on a weighted average of 22,662,947, 14,803,637 and 8,698,814 shares outstanding for the years ended June 30, 2016, June 30, 2015, and June 30, 2014, respectively, except where such amounts need to be adjusted to be consistent with what is disclosed in the financial highlights of our audited Consolidated Financial Statements.
(2)	Interest income includes PIK interest of $291,992, $429,720 and $117,500 for the years ended June 30, 2016, 2015, and 2014, respectively.

Total Investment Income

Total investment income includes interest and dividend income on our investments and other income, which is typically comprised of fee income. Fee income typically consists of administrative fees, prepayment fees, structuring fees and unused line fees which are not recurring.

Total investment income decreased from $17,749,343 for the year ended June 30, 2015 to $16,458,393 for the year ended June 30, 2016. The decrease in investment income was predominantly due to decreased interest income resulting from a smaller debt portfolio versus the prior year period and decreasing average coupon rates, and was offset by an increase in other income. The increase in other income is predominantly due to prepayment fees received as a result of the payoff of Good Technology Corporation and Butler Burger Group, LLC.

Total investment income decreased on a per share basis, as interest income decreased from $1.15 per share for the year ended June 30, 2015 to $0.63 per share for the year ended June 30, 2016. Other income per share increased from $0.05 per share for the year ended June 30, 2015 to $0.10 per share for the year ended June 30, 2016. Per share figures noted above reflect an increase in the weighted average shares outstanding from 14,803,637 to 22,662,947 for the year ended June 30, 2015 and 2016, respectively; this increase in share count from our rights offering decreased the per share impact of increased total investment income.

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

Total investment income decreased on a per share basis, as interest income decreased from $1.29 per share for the year ended June 30, 2014 to $1.15 per share for the year ended June 30, 2015. Other income per share decreased from $0.29 per share for the year ended June 30, 2014 to $0.05 per share for the year ended June 30, 2015. Per share figures noted above reflect an increase in the weighted average shares outstanding from 8,698,814 to 14,803,637 for the year ended June 30, 2014 and June 30, 2015, respectively; this increase in share count from our rights offering decreased the per share impact of increased total investment income.

Expenses

Net operating expenses increased from $9,136,271 for the year ended June 30, 2015 to $10,167,544 for the year ended June 30, 2016. The increase in net operating expenses is primarily due to an increase in professional services expenses, which were higher primarily due to the expenses incurred as a result of the strategic process. This increase in is partially offset by decreased interest expense related to reduced borrowings.

Net operating expenses per share decreased from $0.62 per share for the year ended June 30, 2015 to $0.45 per share for the year ended June 30, 2016. Per share figures noted above reflect an increase in the weighted average shares outstanding from 14,803,637 to 22,662,947 for the year ended June 30, 2015 and June 30, 2016, respectively; this increase in share count from our rights offering decreased the per share impact of increased net operating expenses.

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

Net Investment Income

Net investment income decreased from $8,613,072 for the year ended June 30, 2015 to $6,290,849 for the year ended June 30, 2016. The decrease in net investment income for the year ended June 30, 2016, as compared to the year ended June 30, 2015, was primarily due to an increase in net operating expenses resulting from an increase in professional services expenses, which were higher primarily due to the expenses incurred as a result of the strategic process as well as lower interest income resulting from a smaller debt portfolio. This was partially offset by increased fee income related to the prepayment fees received as a result of the payoff of Good Technology Corporation and Butler Burger Group, LLC.

Net investment income per share decreased from $0.63 per share for the year ended June 30, 2015 to $0.28 per share for the year ended June 30, 2016. Per share figures noted above reflect an increase in the weighted average shares outstanding from 14,803,637 to 22,662,947 for the year ended June 30, 2015 as compared to the year ended June 30, 2016. This increase in share count from our rights offering increased the per share impact of decreased net investment income.

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

During the year ended June 30, 2016, we recorded net realized losses of $21,346,653, primarily in connection with the exit of our loans to ProGrade Ammo Group, LLC and TransAmerican Asset Servicing Group, LLC, and the restructuring of the senior secured term loan with Modular Process Control, LLC into an unsecured note which resulted in realized losses of $4,843,750, $3,119,245, and $3,959,741, respectively. We realized additional net losses in connection with the write off of the term loans to New Media West, LLC and Takoda Resources Inc. of $3,803,567 and $2,891,736, respectively, and the write off of the warrant in Good Technology Corporation of $2,289,400. These losses were partially offset by a gain from the payoff of the term loan to Good Technology Corporation of $1,508,603 and a gain from the sale of the equity interest in West World Media, LLC of $1,713,400. The Company also had a realized gain on the sale of the common stock in Granite Ridge Energy, LLC of $2,145,000. This gain was offset by a realized loss of $1,882,294 as a result of unwinding the corresponding swap contract.

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

Net change in unrealized appreciation (depreciation) on investments was $5,355,642 for the year ended June 30, 2016 compared to $(6,237,328) for the year ended June 30, 2015. The following table summarizes the significant changes in unrealized appreciation (depreciation) of the Company’s investment portfolio, for the year ended June 30, 2016 by portfolio company.

Portfolio Company	Change in Unrealized Appreciation (Depreciation)	June 30, 2016			June 30, 2015
		Cost	Fair Value	Unrealized Appreciation (Depreciation)	Cost	Fair Value	Unrealized Appreciation (Depreciation)
ProGrade Ammo Group, LLC	$4,251,658	$—	$—	$—	$6,841,967	$2,590,309	$(4,251,658)
New Media West, LLC	3,811,681	—	—	—	3,811,681	—	(3,811,681)
TransAmerican Asset Servicing Group, LLC	3,068,175	—	—	—	3,534,960	466,785	(3,068,175)
US Oilfield Company, LLC	(5,377,269)	5,727,925	313,355	(5,414,570)	5,720,639	5,683,338	(37,301)
US Shale Solutions, Inc.	(3,578,898)	7,995,044	2,229,165	(5,765,879)	6,642,071	4,455,090	(2,186,981)
Other(1)	3,180,295	82,125,748	78,579,695	(3,546,053)	145,644,585	138,918,237	(6,726,348)
Totals	$5,355,642	$95,848,717	$81,122,215	$(14,726,502)	$172,195,903	$152,113,759	$(20,082,144)

(1)	Other represents all remaining investments.

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

Liquidity and Capital Resources

At June 30, 2016, we had investments in debt securities of 22 companies, totaling approximately $80.7 million at fair value and equity investments in 7 companies, totaling approximately $0.4 million at fair value. The debt investment amount includes $0.2 million in accrued PIK interest earned for the year ended June 30, 2016, and $0.4 million, cumulatively, which is added to the carrying value of our investments.

For the year ended June 30, 2016, cash provided by operating activities, consisting primarily of net repayments of investments and the items described in “Results of Operations,” was approximately $40.1 million, reflecting the purchases and repayments of investments, net investment income resulting from operations, offset by non-cash income related to OID income, changes in working capital and accrued interest receivable. Net cash provided by purchases and sales of investments was approximately $56.5 million, reflecting principal repayments of $153.2 million, offset by additional investments of $96.7 million.

As of June 30, 2016, we did not have any outstanding borrowings under our senior secured credit facility (the “Credit Facility”) with Santander Bank, N.A. (“Santander Bank”), as administrative agent. On November 6, 2013, the Company increased the size of the Credit Facility from $32.5 million to $45.0 million. On September 12, 2014, the Company entered into an amendment to our Credit Facility with Santander Bank to give the Company the option to increase the size of the facility from $45.0 million to $60.0 million and to provide additional criteria for eligibility of loans under the borrowing base under the credit facility. The Company did not exercise its option to expand the Credit Facility. On June 3, 2016, the Company entered into a further amendment to the Credit Facility with Santander Bank to, among other things, (i) reduce the size of the facility from $45.0 million to $5.0 million, (ii) extend the termination date until October 3, 2016 and (iii) limit the Company’s ability to make any dividends, distributions, redemptions or other acquisitions of securities or other equity interests in the Company in excess of $10.0 million in the aggregate through October 3, 2016. In addition, as of June 30, 2016, the Company had $33.6 million in Notes Payable outstanding and $33.4 million in unrestricted cash.

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

Share Repurchase Program

On April 7, 2014, the Board of Directors authorized a share repurchase program which provides for the purchase of up to 1 million shares of outstanding common stock to be implemented at the discretion of our management team. On August 26, 2015, the Board of Directors authorized the purchase of an additional 1 million shares to provide for the purchase of up to 2 million shares of the outstanding common stock as part of the share repurchase program. Under the repurchase program, we may, but are not obligated to, repurchase our outstanding common stock in the open market from time to time. The timing and number of shares to be repurchased in the open market will depend on a number of factors, including market conditions and alternative investment opportunities. In addition, any repurchases will be conducted in accordance with the 1940 Act. There were no shares repurchased under the share repurchase program for the three months ended June 30, 2016. As of September 28, 2016, the Company has repurchased an aggregate of 763,187 shares under the share repurchase program at the weighted average price of $3.17 per share, resulting in $2.4 million of cash paid, under the program since September 17, 2015.

Contractual Obligations

	Payments Due By Period (dollars in millions)
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Credit Facility(1)	$—	$—	$—	$—	$—
Notes	33.6	—	—	33.6	—
Total	$33.6	$—	$—	$33.6	$—

(1)	On June 3, 2016, the Company entered into an amendment to the Credit Facility with Santander Bank, which, among other things, reduced the size of the facility from $45.0 million to $5.0 million. At June 30, 2016, $5.0 million remained unused under the Credit Facility.

In addition to the contractual obligations set forth above, we have certain obligations with respect to the investment advisory and administration services we receive. See “Overview.” For the years ended June 30, 2016, 2015, and 2014, we incurred fees of $3,255,352, $4,078,058, and $3,143,056, respectively, for investment advisory services. For the years ended June 30, 2016, 2015, and 2014, we incurred fees of $764,277, $731,447, and $682,662, respectively, for administrative services.

As of June 30, 2016, we had approximately $8.6 million in unfunded loan commitments, subject to our approval in certain instances, to provide debt financing to certain of our portfolio companies.

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

The Credit Facility matures on October 3, 2016 and bears interest based on a tiered rate structure, depending upon utilization, ranging from LIBOR (one month, two month or three month, depending on our option) plus 3.25% to 4.00% per annum, or from Santander Bank’s prime rate plus 1.25% to 2.00% per annum, based on our election. In addition, a fee of 0.50% to 1.00% per annum depending on utilization, is charged on unused amounts under the Credit Facility. The Credit Facility is secured by all of our assets. Under the Credit Facility, we have made certain customary representations and warranties, and are required to comply with various covenants, reporting requirements and other customary requirements, including a minimum balance sheet leverage ratio, for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature. On November 6, 2013, the Company increased the size of the Credit Facility from $32.5 million to $45.0 million. On September 12, 2014, the Company entered into an amendment to the Credit Facility to give the Company the option to increase the size of the facility from $45.0 million to $60.0 million and to provide additional criteria for eligibility of loans under the borrowing base under the credit facility. The Company did not exercise its option to expand the Credit Facility. On June 3, 2016, the Company entered into a further amendment to the Credit Facility with Santander Bank to, among other things, (i) reduce the size of the facility from $45.0 million to $5.0 million, (ii) extend the termination date until October 3, 2016 and (iii) limit the Company’s ability to make any dividends, distributions, redemptions or other acquisitions of securities or other equity interests in the Company in excess of $10.0 million in the aggregate through October 3, 2016.

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

The Indenture contains certain covenants, including covenants requiring our compliance with (regardless of whether we are subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring us to provide financial information to the holders of the Notes and the Trustee if we cease to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. We may repurchase the Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Notes repurchased by us may, at our option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by us. Any Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the Indenture. As of June 30, 2016, we had not repurchased any of the Notes in the open market.

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

Date Declared	Record Date	Payment Date	Amount
Total Fiscal 2011			$0.751
Total Fiscal 2012			$0.918
Total Fiscal 2013			$0.924
Total Fiscal 2014			$0.864
Fiscal 2015:
May 2, 2014	July 31, 2014	August 15, 2014	$0.067
May 2, 2014	August 29, 2014	September 15, 2014	0.067
May 2, 2014	September 30, 2014	October 15, 2014	0.067
September 8, 2014	October 31, 2014	November 14, 2014	0.067
September 8, 2014	November 28, 2014	December 15, 2014	0.067
September 8, 2014	December 31, 2014	January 15, 2015	0.067
November 3, 2014	January 30, 2015	February 13, 2015	0.067
November 3, 2014	February 27, 2015	March 13, 2015	0.067
November 3, 2014	March 31, 2015	April 15, 2015	0.067
February 20, 2015	April 30, 2015	May 15, 2015	0.035
February 20, 2015	May 29, 2015	June 15, 2015	0.035
February 20, 2015	June 30, 2015	July 15, 2015	0.035
Total (2015)			$0.708
Fiscal 2016:
May 5, 2015	July 31, 2015	August 14, 2015	$0.035
May 5, 2015	August 31, 2015	September 15, 2015	0.035
May 5, 2015	September 30, 2015	October 15, 2015	0.035
August 4, 2015	October 30, 2015	November 13, 2015	0.035
August 4, 2015	November 30, 2015	December 15, 2015	0.035
August 4, 2015	December 31, 2015	January 15, 2016	0.035
November 3, 2015	January 29, 2016	February 15, 2016	0.035
November 3, 2015	February 29, 2016	March 15, 2016	0.035
November 3, 2015	March 31, 2016	April 15, 2016	0.035
Total (2016)			$0.315

Related Parties

We have entered into a number of business relationships with affiliated or related parties, including the following:

•	We have entered into the Investment Advisory Agreement with Full Circle Advisors. John E. Stuart, our Chairman, and Gregg J. Felton, our Chief Executive Officer and President, are both managing members of, and have financial and controlling interests in, Full Circle Advisors.
•	We have entered into the Administration Agreement with Full Circle Service Company. Pursuant to the terms of the Administration Agreement, Full Circle Service Company provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. Mr. Stuart, our Chairman, and Mr. Felton, our Chief Executive Officer and President, are managing members of, and have financial and controlling interests in, Full Circle Service Company. Our Chief Financial Officer, Michael J. Sell, is the Vice President of Full Circle Service Company.
•	We have entered into a license agreement with Full Circle Advisors, pursuant to which Full Circle Advisors has agreed to grant us a non-exclusive, royalty-free license to use the name “Full Circle.”

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

Recent Developments

  Recent Portfolio Activity

On July 8, 2016, the subordinated secured term loan to Bioventus, LLC was sold for total proceeds of approximately $6.0 million.

On August 17, 2016, the Company foreclosed on the commercial property underlying its loan to JN Medical Corporation (“JNI”). Subsequent to the foreclosure, on September 14, 2016 the Company entered into a forbearance agreement with JNI, which among other things, required JNI to enter into a triple net lease agreement with respect to the commercial property and to fund an initial payment of $730,723 to the Company in addition to resuming all other obligations under the loan agreement.

The Company holds collateralized note obligations from PEAKS Trust 2009-1. ITT Educational Services Inc. (“ITT”) has guaranteed payment on these notes. On August 26, 2016, ITT announced that it would no longer be accepting new students for enrollment during the current academic year. Subsequently ITT terminated operations at its campuses and on September 16, 2016 ITT filed for Chapter 7 bankruptcy. To the degree that ITT has liabilities in excess of the proceeds resulting from the Chapter 7 proceedings, ITT may not be able to meet obligations under its guarantee, which could impair the value of the notes. At August 31, 2016, the Company valued the notes at 70.91% of par value as compared to 83.92% of par value at June 30, 2016. The Company is currently reviewing the situation, but does not expect a significant change in the value of the notes due to the status of ITT.

  Strategic Transaction

On June 23, 2016, the Company and GECC entered into the Merger Agreement, under which the Company will merge with and into GECC, with GECC as the surviving corporation (the “Merger”). Concurrently with the execution of the Merger Agreement, GECC, Great Elm and certain investment funds (the “Funds”) managed by MAST entered into the “Subscription Agreement. Pursuant to the Subscription Agreement, (i) Great Elm has contributed $30 million in cash to GECC in exchange for shares of GECC’s common stock and (ii) the Funds have agreed to contribute an investment portfolio, presently valued at approximately $90 million, also in exchange for shares of GECC’s common stock. The contribution of the investment portfolio will occur prior to the closing of the Merger. When the Merger becomes effective, GECC, as the surviving corporation, will be externally managed by GECM, pursuant to a new investment advisory agreement. GECM will be owned by Great Elm. Great Elm has advised the Company that GECM will employ substantially all of the investment and back office personnel of MAST. The obligations of the parties to the Merger Agreement and the Subscription Agreement are subject to various conditions. The Company also entered into the Termination Agreement with Full Circle Advisors and Full Circle Service Company providing for the future termination of the Investment Advisory Agreement, dated July 13, 2010, and Administration Agreement, dated July 14, 2010, as required under the Merger Agreement.

The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, (i) we will merge with and into GECC with GECC continuing as the surviving corporation. In the Merger, all of the Company’s outstanding shares of common stock will be converted into shares of GECC’s common stock. The amount of GECC’s common stock to be received by the Company’s stockholders will be derived from the Exchange Ratio, which will be calculated based on our net asset value as of the month-end preceding the date on which the definitive proxy statement relating to the Merger is mailed to the Company’s stockholders, subject to adjustments as described below.

Pursuant to the terms of the Merger Agreement, the Company’s Board of Directors intends to declare a special cash distribution to the Company’s stockholders of record as of the close of business on the day on which the Merger becomes legally effective.

The Merger Agreement provides that our Board of Directors will declare a special cash distribution, which will be payable after the Merger to the persons who are the record holders of shares of our common stock immediately before the effective time of the Merger, in an aggregate amount equal to the sum of:

•	$5,000,000; and
•	$408,763, the positive amount of our net investment income, calculated in accordance with generally accepted accounting principles in the United States GAAP, from March 31, 2016 through August 31, 2016; and
•	the amount of net investment income paid or accrued on our investment portfolio and on its cash balances from August 31, 2016 through the effective time of the merger.

The amount of the special cash distribution is expected to be approximately $0.24 per share of our common stock. The special cash distribution will be paid by the exchange agent appointed to process exchanges of GECC share certificates for our share certificates upon delivery by the holders of our common stock of a letter of transmittal.

Neither the special cash distribution, nor any dividends or other distributions with respect to shares of GECC common stock will be paid to any former Full Circle stockholders who held their shares in certificated form and who have not surrendered their certificates to the exchange agent for shares of GECC common stock until those certificates are surrendered in accordance with the letter of transmittal. Following the surrender of any such certificates in accordance with the letter of transmittal, the record holders of such certificates will be entitled to receive, without interest, the special cash distribution and the amount of dividends or other distributions with a record date after the Effective Time payable with respect to shares of GECC common stock exchangeable for those certificates and not previously paid.

We expect that a significant part of the $5.0 million fixed portion of the special cash distribution will be a distribution in excess of our current and accumulated earnings and profits and could be treated as a return of capital for U.S. federal income tax purposes.

The closing of the Merger is subject to the satisfaction of customary closing conditions, including, among others, the registration and listing of the shares of common stock of GECC that will be issued in the Merger and the Company Stockholder Approval.

The Merger Agreement contains customary representations, warranties and covenants of each party, including covenants providing for the Company and GECC (i) to conduct their respective businesses in all material respects in the ordinary course of business and in a manner consistent with past practice during the period between the execution of the Merger Agreement and the effective time of the Merger, (ii) not to engage in certain kinds of transactions during such period, and (iii) only with respect to the Company, to convene and hold a meeting of its stockholders to consider and vote upon the approval of the Merger.

The Merger Agreement contains a customary “no-shop” provision which prohibits the Company and our subsidiaries from engaging in certain actions with respect to any other offer or proposal relating to an acquisition, merger or business combination resulting in ownership of more than 25% of us or our assets (an “Acquisition Proposal”). Subject to certain exceptions, we may not: (i) initiate, solicit or knowingly encourage any inquiries with respect to any Acquisition Proposal; (ii) engage in negotiations or discussions that reasonably could be expected to lead to an Acquisition Proposal; (iii) approve, endorse or recommend any Acquisition Proposal; or (iv) execute or enter into any letter of intent, agreement in principle, merger agreement, acquisition agreement or any similar agreement relating to any Acquisition Proposal.

The “no shop” provision is subject to a customary “fiduciary out” provision that allows the Company, under certain circumstances and in compliance with certain obligations, to provide non-public information and engage in discussions and negotiations with any third party making an Acquisition Proposal if the Company’s Board of Directors determines in good faith, after consultation with counsel and its financial advisor, that such third party is reasonably likely to submit a Superior Proposal. A “Superior Proposal” is a bona fide proposal in writing relating to an acquisition, merger or business combination resulting in ownership of more than 50% of the Company or its assets that is reasonably likely to be consummated and which has terms more favorable to the Company and its stockholders from a financial point of view than those set forth in the Merger Agreement and related documents.

At any time prior to obtaining the Company Stockholder Approval, subject to certain conditions, the Company’s Board of Directors may endorse the Superior Proposal and may change its recommendation regarding the Merger if the Company’s Board of Directors has determined in good faith (after consultation with counsel) that the failure to take action would be inconsistent with the directors’ fiduciary duties. Any such action can be taken only after giving three business days advance notice to GECC and during those three business days we must negotiate with GECC (if GECC wishes to negotiate) to adjust the terms and conditions of the Merger Agreement to make them at least as favorable to the Company’s stockholders as the Superior Proposal.

The Merger Agreement contains certain termination rights for both the Company and GECC, including if the Merger is not completed on or before October 31, 2016 (subject to extension under certain circumstances), or if the Company Stockholder Approval is not obtained. In the event of a termination of the Merger Agreement under certain circumstances, including termination of the Merger Agreement by the Company to enter into a definitive agreement with respect to a Superior Proposal or termination by GECC as a result of a change of recommendation by the Company’s Board of Directors, the Company will be required to pay GECC a termination fee of $3.0 million. Additionally, in the event that the Company Stockholder Approval is not obtained and a proposal for a business combination with a third party or an acquisition by a third party of 50% of more of the shares or assets of the Company (each, an “Alternative Transaction”) has been publicly announced and not withdrawn, upon termination of the Merger Agreement by us or GECC, we will be required to reimburse GECC for its out of pocket expenses, up to a maximum of $1.0 million (the “Expense Reimbursement”). If the Company enters into a definitive agreement for one or more Alternative Transactions within 12 months after termination of the Merger Agreement, the Company will be required to pay GECC a termination fee of $3.0 million, less the Expense Reimbursement.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2016, 7 debt investments in our portfolio bore interest at a fixed rate, and the remaining 22 debt investments were at variable rates, representing approximately $17.7 million and $63.0 million in principal debt, respectively. The variable rates are based upon LIBOR.

To illustrate the potential impact of a change in the underlying interest rate on our net investment income, we have assumed a 1%, 2%, and 3% increase and 1%, 2%, and 3% decrease in the underlying Prime Rate or LIBOR, and no other change in our portfolio as of June 30, 2016. We have also assumed there are no outstanding floating rate borrowings by the Company. See the below table for the effect the rate changes would have on net investment income.

LIBOR or Prime Rate Increase (Decrease)	Increase (decrease) of Net Investment Income (in millions)
3.00%	$1.6
2.00%	$1.0
1.00%	$0.4
(1.00)%	$(0.1)
(2.00)%	$(0.1)
(3.00)%	$(0.1)

Although management believes that this analysis is indicative of our existing interest rate sensitivity at June 30, 2016, it does not adjust for changes in the credit quality, size and composition of our portfolio, and other business developments, including borrowing under a credit facility, that could affect the net increase in net assets resulting from operations. Accordingly, no assurances can be given that actual results would not differ materially from the results under this hypothetical analysis.

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

Item 8.  Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Full Circle Capital Corporation and Subsidiaries

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Full Circle Capital Corporation and Subsidiaries (the Company) as of June 30, 2016 and 2015, and the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended June 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of investments owned as of June 30, 2016, by correspondence with the custodians, management of the underlying investments, as applicable, or by other appropriate auditing procedures where replies from these parties, as applicable, were not received. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Full Circle Capital Corporation and Subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, and the changes in net assets for each of the two years in the period then ended in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Full Circle Capital Corporation and Subsidiaries’ internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated September 28, 2016 expressed an unqualified opinion on the effectiveness of Full Circle Capital Corporation and Subsidiaries’ internal control over financial reporting.

/s/ RSM US LLP

New York, New York
September 28, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Full Circle Capital Corporation and Subsidiaries

We have audited Full Circle Capital Corporation and Subsidiaries' internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Full Circle Capital Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Full Circle Capital Corporation and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities of Full Circle Capital Corporation and Subsidiaries, including the consolidated schedules of investments, as of June 30, 2016 and 2015, and the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended June 30, 2016, and our report dated September 28, 2016 expressed an unqualified opinion.

/s/ RSM US LLP

New York, New York
September 28, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Full Circle Capital Corporation:

We have audited the accompanying consolidated statements of operations, changes in net assets and cash flows of Full Circle Capital Corporation (the “Company”), for the year ended June 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, the changes in net assets, and cash flows of Full Circle Capital Corporation for the year ended June 30, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
New York, New York
September 22, 2014

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

		June 30, 2016	June 30, 2015
Assets
Control Investments at Fair Value (Cost of $314,312 and $11,409,596, respectively)		$100,000	$5,812,064
Affiliate Investments at Fair Value (Cost of $5,727,925 and $24,434,726, respectively)		313,355	16,019,272
Non-Control/Non-Affiliate Investments at Fair Value (Cost of $89,806,480 and $136,351,581, respectively)		80,708,860	130,282,423
Total Investments at Fair Value (Cost of $95,848,717 and $172,195,903, respectively)	(NOTE 9)	81,122,215	152,113,759
Cash		33,390,695	3,736,563
Interest Receivable		993,965	1,903,606
Principal Receivable		126,448	23,287
Distributions Receivable		—	15,141
Due from Affiliates		—	605,749
Due from Portfolio Investments		93,450	180,300
Receivable on Open Swap Contract		—	1,081
Prepaid Expenses		66,149	66,105
Other Assets		15,286	1,483,578
Deferred Offering Expenses		—	328,168
Deferred Credit Facility Fees	(NOTE 8)	51,486	267,645
Total Assets		115,859,694	160,724,982
Liabilities
Due to Affiliates	(NOTE 5)	388,965	1,052,489
Accrued Liabilities		1,486,055	179,378
Deposit from Swap Counterparty		—	10,380,000
Payable for Investments Acquired		—	15,020,000
Distributions Payable		—	813,240
Interest Payable		3,889	57,605
Other Liabilities		204,313	305,957
Accrued Offering Expenses		—	7,258
Notes Payable 8.25% due June 30, 2020 (plus unamortized premium of $135,498 and $158,504 and less deferred debt issuance costs of $675,046 and $833,541, respectively)	(NOTE 8)	33,105,977	32,970,488
Total Liabilities		35,189,199	60,786,415
Commitments and contingencies	(NOTE 13)	—	—
Net Assets		$80,670,495	$99,938,567
Components of Net Assets
Common Stock, par value $0.01 per share (100,000,000 authorized; 22,472,243 and 23,235,430 issued and outstanding, respectively)		$224,722	$232,354
Paid-in Capital in Excess of Par		128,084,659	132,487,067
Distributions in Excess of Net Investment Income		(107,390)	(119,318)
Accumulated Net Realized Losses		(32,804,994)	(12,579,392)
Accumulated Net Unrealized Losses		(14,726,502)	(20,082,144)
Net Assets		$80,670,495	$99,938,567
Net Asset Value Per Share		$3.59	$4.30

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		Year Ended June 30, 2016	Year Ended June 30, 2015	Year Ended June 30, 2014
Investment Income
Interest Income from Non-Control/Non-Affiliate Investments		$12,610,189	$13,044,316	$6,486,729
Interest Income from Affiliate Investments		1,093,451	2,445,713	2,701,361
Interest Income from Control Investments		464,244	1,465,069	1,963,407
Dividend Income from Control Investments		75,207	36,247	114,704
Other Income from Non-Control/Non-Affiliate Investments		2,070,241	542,164	2,487,959
Other Income from Affiliate Investments		4,314	98,671	16,592
Other Income from Control Investments		119,385	50,000	50,000
Other Income from Non-Investment Sources	(NOTE 5)	21,362	67,163	2,941
Total Investment Income		16,458,393	17,749,343	13,823,693
Operating Expenses
Management Fee		1,992,111	2,280,058	1,631,694
Incentive Fee		1,263,241	1,798,000	1,511,362
Total Advisory Fees	(NOTE 5)	3,255,352	4,078,058	3,143,056
Allocation of Overhead Expenses		212,783	171,559	180,737
Sub-Administration Fees		246,268	256,236	200,000
Officers’ Compensation		305,226	303,652	301,925
Total Costs Incurred Under Administration Agreement	(NOTE 5)	764,277	731,447	682,662
Directors’ Fees		168,000	182,196	127,625
Interest Expenses	(NOTE 8)	3,799,951	4,305,558	2,693,487
Professional Services Expense		2,564,170	700,324	610,362
Bank Fees		33,302	39,931	56,184
Other		549,864	519,600	479,596
Total Gross Operating Expenses		11,134,916	10,557,114	7,792,972
Fees Waiver and Expense Reimbursement	(NOTE 5)	(967,372)	(1,420,843)	—
Total Net Operating Expenses		10,167,544	9,136,271	7,792,972
Net Investment Income		6,290,849	8,613,072	6,030,721
Net Change in Unrealized Gain (Loss) on Investments		5,355,642	(6,237,328)	(12,704,614)
Net Realized Gain (Loss) on:
Non-Control/Non-Affiliate Investments		(4,388,061)	(4,055,309)	(947,601)
Affiliate Investments		(9,593,394)	321,394	—
Control Investments		(5,482,804)	(3,842,390)	—
Open Swap Contract		(1,882,293)	1,081	—
Foreign Currency Transactions		(101)	(1,248)	(901)
Net Realized Gain (Loss)		(21,346,653)	(7,576,472)	(948,502)
Net Increase (Decrease) in Net Assets Resulting from Operations		$(9,700,162)	$(5,200,728)	$(7,622,395)
Earnings (Loss) per Common Share Basic and Diluted	(NOTE 4)	$(0.43)	$(0.35)	$(0.88)
Net Investment Income per Common Share Basic and Diluted		$0.28	$0.63	$0.71
Weighted Average Shares of Common Stock Outstanding Basic and Diluted		22,662,947	14,803,637	8,698,814

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	Year Ended June 30, 2016	Year Ended June 30, 2015	Year Ended June 30, 2014
Increase (Decrease) in Net Assets Resulting from Operations:
Net Investment Income	$6,290,849	$8,613,072	$6,030,721
Net Change in Unrealized Gain (Loss) on Investments	5,355,642	(6,237,328)	(12,704,614)
Net Realized Gain (Loss) on:
Investments and Open Swap Contract	(21,346,552)	(7,575,224)	(947,601)
Foreign Currency Transactions	(101)	(1,248)	(901)
Net Realized Gain (Loss)	(21,346,653)	(7,576,472)	(948,502)
Net Increase (Decrease) in Net Assets Resulting from Operations	(9,700,162)	(5,200,728)	(7,622,395)
Dividends from Net Investment Income	(6,093,604)	(8,613,072)	(6,030,721)
Return of Capital	(1,051,922)	(1,031,916)	(1,529,310)
Net Decrease in Net Assets Resulting from Distributions	(7,145,526)	(9,644,988)	(7,560,031)
Capital Share Transactions:
Repurchase of Common Stock Under Share Repurchase Program	(2,422,384)	—	—
Issuance of Common Stock	—	43,246,786	28,412,404
Less Offering Costs and Underwriting Fees	—	(1,442,780)	(893,740)
Net Increase (Decrease) in Net Assets Resulting from Capital Share Transactions	(2,422,384)	41,804,006	27,518,664
Total Increase (Decrease) in Net Assets	(19,268,072)	26,958,290	12,336,238
Net Assets at Beginning of Year	99,938,567	72,980,277	60,644,039
Net Assets at End of Year	$80,670,495	$99,938,567	$72,980,277
Capital Share Activity:
Shares Repurchased Under Share Repurchase Program	(763,187)	—	—
Shares Issued	—	11,792,396	3,873,652
Shares Outstanding at Beginning of Year	23,235,430	11,443,034	7,569,382
Shares Outstanding at End of Year	22,472,243	23,235,430	11,443,034

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2016	Year Ended June 30, 2015	Year Ended June 30, 2014
Cash Flows from Operating Activities:
Net Increase (Decrease) in Net Assets Resulting from Operations	$(9,700,162)	$(5,200,728)	$(7,622,395)
Adjustments to Reconcile Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities
Purchases of Investments	(96,437,681)	(136,691,882)	(203,387,193)
Increase in Investments Due to PIK	(291,992)	(429,720)	(117,500)
Proceeds from Sale or Refinancing of Investments and Open Swap Contract	153,241,487	122,880,572	128,301,503
Net Realized (Gain) Loss on:
Investments and Open Swap Contract	21,346,552	7,575,224	947,601
Foreign Currency Transactions	101	1,248	901
Net Change in Unrealized (Gain) Loss on Investments	(5,355,642)	6,237,328	12,704,614
Amortization and Accretion of Fixed Income Premiums and Discounts	(1,511,281)	(1,496,851)	(466,184)
Amortization and Accretion of Deferred Debt Issuance Premiums and Costs	135,489	129,066	158,060
Amortization of Deferred Credit Facility Fees	282,278	274,826	279,561
Write-off of Deferred Operating Expenses	320,910	—	—
Change in Operating Assets and Liabilities
Deposit with Broker	—	2,525,000	(2,525,000)
Interest Receivable	909,641	(886,880)	81,244
Principal Receivable	(103,161)	183,946	(102,465)
Distributions Receivable	15,141	(15,141)	36,705
Due from Affiliates	605,749	(601,476)	(4,273)
Due from Portfolio Investments	86,850	(45,012)	(30,258)
Receivable on Open Swap Contract	1,081	—	—
Prepaid Expenses	(44)	(8,635)	3,728
Other Assets	1,468,292	(733,252)	686,947
Due to Affiliates	(663,524)	160,523	163,595
Accrued Liabilities	1,306,677	(5,479)	(296,612)
Deposit from Swap Counterparty	(10,380,000)	10,380,000	—
Due to Broker	—	(25,000,221)	25,000,221
Payable for Investments Acquired	(15,020,000)	(9,880,172)	24,900,172
Interest Payable	(53,716)	12,351	(88,913)
Other Liabilities	(101,644)	(770,843)	718,104
Net Cash Provided by (Used in) Operating Activities	40,101,401	(31,406,208)	(20,657,837)

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended June 30, 2016	Year Ended June 30, 2015	Year Ended June 30, 2014
Cash Flows from Financing Activities:
Bank Overdraft	—	(821,316)	821,316
Borrowings Under Credit Facility	101,505,921	200,789,889	133,483,457
Payments Under Credit Facility	(101,505,921)	(209,225,352)	(150,632,141)
Distributions Paid to Shareholders	(7,958,766)	(9,598,431)	(7,376,190)
Deferred Credit Facility Fees	(66,119)	(93,121)	(185,065)
Payment of Offering Expenses and Underwriting Fees	—	(1,799,518)	(771,078)
Payment of Distribution Notes	—	—	(3,404,583)
Proceeds from Notes Payable	—	12,643,834	2,280,602
Proceeds from Issuance of Common Stock	—	43,246,786	28,412,404
Payment for Repurchase of Common Stock Under Share Repurchase Program	(2,422,384)	—	—
Net Cash (Used in) Provided by Financing Activities	(10,447,269)	35,142,771	2,628,722
Total Increase (Decrease) in Cash	29,654,132	3,736,563	(18,029,115)
Cash Balance at Beginning of Year	3,736,563	—	18,029,115
Cash Balance at End of Year	$33,390,695	$3,736,563	$—
Supplemental Disclosure of Non-Cash Operating Activities:
Exercise of General Cannabis Corp. Warrant into Common Stock	$—	$486,786	$—
Supplemental Disclosures of Non-Cash Financing Activities:
Distributions Declared, Not Yet Paid	$—	$813,240	$766,683
Accrued Offering Expenses	$—	$7,258	$35,828
Supplemental Disclosure of Cash Flow Information:
Cash Paid During the Period for Interest	$3,435,900	$3,889,315	$2,344,779

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2016

Description and Industry(1)	Type of Investment(2)	Par Amount/Quantity	Cost	Fair Value	% of Net Asset Value
Control Investments(3)
Texas Westchester Financial, LLC Consumer Financing	Limited Liability Company Interestsˆ	9,278	$314,312	$100,000	0.12%
Total Control Investments			314,312	100,000	0.12%
Affiliate Investments(4)
US Oilfield Company, LLC Oil and Gas Field Services	Senior Secured Revolving Loan, 12.47% (one month LIBOR plus 12.00%), 12/31/2017(5)	$186,624	186,624	10,137	0.01%
	Senior Secured Term Loan A, 12.47% (one month LIBOR plus 12.00%), 12/31/2017(5)	$861,728	856,358	46,809	0.06%
	Senior Secured Term Loan B, 12.47% (one month LIBOR plus 12.00%), 12/31/2017(5)	$4,720,391	4,684,943	256,409	0.32%
	Warrant for 7.625% of the outstanding Class A voting LLC interests (strike price $0.01), expires 8/13/2024ˆ	1	—	—	—%
	Warrants for 4.788% of the outstanding Class B non-voting LLC interests (strike price $0.01), expire 8/13/2024ˆ	4	—	—	—%
			5,727,925	313,355	0.39%
Total Affiliate Investments			5,727,925	313,355	0.39%
Other Investments
310E53RD, LLC Real Estate Holding Company	Senior Secured Term Loan, 10.47% (one month LIBOR plus 10.00%, 10.15% floor, 16.00% cap) 7/1/2017	$6,000,000	5,935,776	6,000,000	7.44%
Ads Direct Media, Inc. Internet Advertising	Senior Secured Term Loan, 12.00% 5/2/2018,(5)	$2,072,539	1,885,195	1,115,711	1.38%
	Warrant for 3.25% of outstanding LLC interests (strike price $0.01) expires 10/9/2024ˆ	1	—	—	—%
			1,885,195	1,115,711	1.38%
AP Gaming I, LLC Gambling Machine Manufacturer	Senior Secured Term Loan, 9.25% (one month LIBOR plus 8.25%, 9.25% floor) 12/20/2020	$3,949,367	3,915,675	3,712,405	4.60%
Aptean, Inc Enterprise Software Company	Unfunded Revolving Loan, 4.22% (one month LIBOR plus 3.75%) (purchased with an 11.00% netback), 2/26/2019(6)	$7,500,000	(696,402)	(640,152)	(0.79)%
Attention Transit Advertising Systems, LLC Outdoor Advertising Services	Senior Secured Term Loan, 11.50%, 9/30/2016	$1,683,179	1,683,179	1,784,058	2.21%
Background Images, Inc. Equipment Rental Services	Senior Secured Term Loan – Term A, 14.97% (one month LIBOR plus 14.50%), 9/1/2016(5)	$121,127	121,127	146,128	0.18%
	Senior Secured Term Loan – Term B, 16.72% (one month LIBOR plus 16.25%), 9/1/2016(5)	$446,465	446,465	471,467	0.59%
			567,592	617,595	0.77%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2016

Description and Industry(1)	Type of Investment(2)	Par Amount/Quantity	Cost	Fair Value	% of Net Asset Value
Other Investments (continued)
Bioventus, LLC Specialty Pharmaceuticals	Subordinated Secured Term Loan, 11.00% (one month LIBOR plus 10.00%, 11.00% floor), 4/10/2020	$6,000,000	$5,954,883	$6,000,000	7.44%
Davidzon Radio, Inc. Radio Broadcasting	Senior Secured Term Loan, 11.00% (one month LIBOR plus 10.00%, 11.00% floor), 3/31/2020	$10,334,155	8,809,981	9,650,035	11.96%
GC Pivotal, LLC Data Connectivity Services Company	Unsecured Notes, 11.00%, 12/31/2020	$3,164,000	3,170,905	3,096,712	3.84%
Infinite Aegis Group, LLC Healthcare Billing and Collections	Warrant for 2.0% of the outstanding LLC interests (at a $0.01 strike price), expires 8/1/2023ˆ	1	107,349	—	—%
JN Medical Corporation Biological Products	Senior Secured Term Loan, 16.47%, (one month LIBOR plus 16.00%, 11.25% floor, 12.00% cap), 6/30/2016(5),(9)	$3,500,000	3,500,000	3,249,213	4.03%
Luling Lodging, LLC Hotel Operator	Senior Secured Term Loan, 12.47% (one month LIBOR plus 12.00%, 12.25% floor), 12/17/2017(8)	$4,500,000	4,476,382	3,053,505	3.79%
Modular Process Control, LLC Energy Efficiency Services	Unsecured Loan, 5.00%, 4/1/2025(5)	$800,000	800,000	—	—%
OPS Acquisitions Limited and Ocean Protection Services Limited* Maritime Security Services	Senior Secured Term Loan, 12.50%, (one month LIBOR plus 12.00%, 12.50% floor), 3/4/2017	$4,596,293	4,490,547	4,449,058	5.52%
PEAKS Trust 2009-1* Consumer Financing	Senior Secured Term Loan, 7.50%, (one month LIBOR plus 5.50%, 7.50% floor), 1/27/2020(10)	$2,129,426	1,873,367	1,787,014	2.21%
PR Wireless, Inc. Wireless Communications	Senior Secured Term Loan, 10.00%, (one month LIBOR plus 9.00%, 10.00% floor), 6/27/2020	$8,330,000	7,756,435	7,497,000	9.29%
	Warrant for 101 shares (at a $0.01 strike price), expires 6/27/2024ˆ	1	634,145	209,844	0.26%
			8,390,580	7,706,844	9.55%
Pristine Environments, Inc. Building Cleaning and Maintenance Services	Senior Secured Revolving Loan, 14.97% (one month LIBOR plus 14.50%, 11.70% floor), 3/31/2017	$5,990,807	5,990,807	5,990,807	7.42%
	Senior Secured Term Loan A, 15.97% (one month LIBOR plus 15.50%, 12.70% floor), 3/31/2017	$1,515,546	1,513,330	1,515,546	1.88%
	Senior Secured Term Loan B, 15.97% (one month LIBOR plus 15.50%, 12.70% floor), 3/31/2017	$2,848,423	2,828,824	2,845,575	3.53%
			10,332,961	10,351,928	12.83%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2016

Description and Industry(1)	Type of Investment(2)	Par Amount/Quantity	Cost	Fair Value	% of Net Asset Value
Other Investments (continued)
RiceBran Technologies Corporation Grain Mill Products	Senior Secured Revolving Loan, 11.50% (one month LIBOR plus 10.75%, 11.50% floor, 12.00% cap), 6/1/2018	$1,958,382	$1,916,188	$1,889,838	2.34%
	Senior Secured Term Loan, 11.50% (one month LIBOR plus 10.75%, 11.50% floor, 12.00% cap), 6/1/2018	$1,500,000	1,435,956	1,452,500	1.80%
	Warrants for 300,000 shares (at a $1.85 strike price), expire 5/12/2020ˆ	300,000	39,368	110,905	0.14%
			3,391,512	3,453,243	4.28%
Sundberg America, LLC et al. Appliance Parts Distributor	Senior Secured Notes, 9.50%, 4/30/2020	$7,278,684	7,247,922	7,278,684	9.02%
The Finance Company, LLC Consumer Financing	Senior Secured Revolving Loan, 13.25% (one month LIBOR plus 12.75%, 13.25% floor), 3/31/2018	$1,841,325	1,841,325	1,848,752	2.29%
The Selling Source, LLC Information and Data Services	Senior Secured Term Loan, 17.00%, 12/31/2017**	$4,924,966	4,132,707	3,965,090	4.92%
US Shale Solutions, Inc. Oil and Gas Field Services	Senior Secured Term Loan, 10.00%, 9/15/2018 **	$1,084,337	1,084,337	1,059,036	1.31%
	Subordinated Secured Term Loan, 12.00%, 9/15/2019 **	$2,584,968	2,584,968	1,170,129	1.45%
	Limited Liability Company Interests(7), ˆ	15,079	4,325,739	—	—%
			7,995,044	2,229,165	2.76%
Total Other Investments			89,806,480	80,708,860	100.05%
Total Investments			$95,848,717	$81,122,215	100.56%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2016

The following tables show the fair value of our portfolio of investments by geography and industry as of June 30, 2016.

	June 30, 2016
Geography	Investment at Fair Value (in millions)	Percentage of Net Assets
United States	$76.7	95.04%
United Kingdom	4.4	5.52
Total	$81.1	100.56%

	June 30, 2016
Industry	Investment at Fair Value (in millions)	Percentage of Net Assets
Building Cleaning and Maintenance Services	$10.4	12.83%
Radio Broadcasting	9.7	11.96
Wireless Communications	7.6	9.55
Appliance Parts Distributor	7.3	9.02
Real Estate Holding Company	6.0	7.44
Specialty Pharmaceuticals	6.0	7.44
Maritime Security Services	4.4	5.51
Information and Data Services	4.0	4.92
Consumer Financing	3.7	4.63
Gambling Machine Manufacturer	3.7	4.60
Grain Mill Products	3.5	4.28
Biological Products	3.2	4.03
Data Connectivity Service Company	3.1	3.84
Hotel Operator	3.1	3.79
Oil and Gas Field Services	2.5	3.15
Outdoor Advertising Services	1.8	2.21
Internet Advertising	1.1	1.38
Equipment Rental Services	0.6	0.77
Healthcare Billing and Collections	—	—
Energy Efficiency Services	—	—
Enterprise Software Company	(0.6)	(0.79)
Total	$81.1	100.56%

(1)	The Company’s investments are acquired in private transactions exempt from registration under the Securities Act of 1933 and, therefore, are generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act of 1933.
(2)	A majority of the Company’s variable rate debt investments bear interest at a rate that is determined by reference to LIBOR (“London Interbank Offered Rate”) or the U.S. prime rate, and which is reset daily, monthly, quarterly or semiannually. For each debt investment, the Company has provided the interest rate in effect as of June 30, 2016. If no reference to LIBOR or the U.S. prime rate is made, the rate is fixed. A floor is the minimum rate that will be applied in calculating an interest rate. A cap is the maximum rate that will be applied in calculating an interest rate.

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2016

(3)	“Control Investments” are investments in those companies that are “Control Investments” of the Company, as defined in the Investment Company Act of 1940. A company is deemed to be a “Control Investment” of Full Circle Capital Corporation if Full Circle Capital Corporation owns more than 25% of the voting securities of such company.
(4)	“Affiliate Investments” are investments in those companies that are “Affiliated Companies” of the Company, as defined in the Investment Company Act of 1940, which are not “Control Investments.” A company is deemed to be an “Affiliate” of Full Circle Capital Corporation if Full Circle Capital Corporation owns 5% or more, but less than 25%, of the voting securities of such company.
(5)	Investments were on non-accrual status as of June 30, 2016.
(6)	The negative fair value is the result of the unfunded commitment being valued below par. These amounts may or may not be funded to the borrowing party now or in the future. The cost basis of the loan reflects the unamortized portion of the “netback” received on the settlement date when the Company acquired the commitment. The par value disclosure represents the size of the commitment.
(7)	Full Circle Capital Corporation’s equity investment in US Shale Solutions, Inc. is held through its wholly owned subsidiary FC Shale Inc.
(8)	Investment is on non-accrual status as of July 19, 2016.
(9)	On August 17, 2016, the Company foreclosed on the commercial property underlying its loan to JN Medical Corporation (“JNI”). Subsequent to the foreclosure, on September 14, 2016 the Company entered into a forbearance agreement with JNI, which among other things, required JNI to enter into a triple net lease agreement with respect to the commercial property and to fund an initial payment of $730,723 to the Company in addition to resuming all other obligations under the loan agreement.
(10)	The Company holds collateralized note obligations from PEAKS Trust 2009-1. ITT Educational Services Inc. (“ITT”) has guaranteed payment on these notes. On August 26, 2016, ITT announced that it would no longer be accepting new students for enrollment during the current academic year. Subsequently ITT terminated operations at its campuses and on September 16, 2016 ITT filed for Chapter 7 bankruptcy. To the degree that ITT has liabilities in excess of the proceeds resulting from the Chapter 7 proceedings, ITT may not be able to meet obligations under its guarantee, which could impair the value of the notes. At August 31, 2016, the Company valued the notes at 70.91% of par value as compared to 83.92% of par value at June 30, 2016. The Company is currently reviewing the situation, but does not expect a significant change in the value of the notes due to the status of ITT.
*	Indicates assets that the Company believes do not represent “qualifying assets” under Section 55(a) of the 1940 Act. Qualifying assets must represent at least 70% of the Company’s total assets at the time of acquisition of any additional non-qualifying assets. Of the Company’s total assets, 5.3% are non-qualifying assets.
**	Security pays all or a portion of its interest in kind.
ˆ	Security is a nonincome-producing security.

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

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2015

Description and Industry(1)	Type of Investment(2)	Par Amount/Quantity	Cost	Fair Value	% of Net Asset Value
Other Investments (continued)
Background Images, Inc. Equipment Rental Services	Senior Secured Term Loan – Term A, 14.69% (one month LIBOR plus 14.50%), 7/31/2015	$132,866	$132,866	$146,525	0.15%
	Senior Secured Term Loan – Term B, 16.44% (one month LIBOR plus 16.25%), 7/31/2015	$485,725	485,725	493,449	0.49%
			618,591	639,974	0.64%
Bioventus, LLC Specialty Pharmaceuticals	Subordinated Secured Term Loan, 11.00% (one month LIBOR plus 10.00%, 11.00% floor), 4/10/2020	$6,000,000	5,944,426	5,970,000	5.97%
Butler Burgher Group, LLC Real Estate Management Services	Senior Secured Revolving Loan, 13.50% (one month LIBOR plus 13.25%, 13.50% floor), 6/30/2017	$750,000	745,237	800,000	0.80%
	Senior Secured Term Loan, 13.50% (one month LIBOR plus 13.25%, 13.50% floor), 6/30/2017	$7,349,264	7,302,515	7,716,728	7.72%
			8,047,752	8,516,728	8.52%
Davidzon Radio, Inc. Radio Broadcasting	Senior Secured Term Loan, 11.00% (one month LIBOR plus 10.00%, 11.00% floor), 3/31/2020	$10,897,013	8,991,089	9,262,098	9.27%
Fuse, LLC Television Programming	Senior Secured Note, 10.375%, 7/1/2019	$7,000,000	7,041,962	5,775,000	5.78%
GC Pivotal, LLC Data Connectivity Services Company	Unsecured Notes, 11.00%, 12/31/2020	$3,164,000	3,171,910	3,171,910	3.17%
General Cannabis Corp. Non-Residential Property Owner	Common Stockˆ	654,409	515,094	1,308,818	1.31%
GK Holdings Inc. IT and Business Skill Training	Subordinated Secured Term Loan, 10.50% (one month LIBOR plus 9.50%, 10.50% floor), 1/20/2022	$2,000,000	1,962,074	1,980,000	1.98%
Good Technology Corporation Mobile Device Management	Senior Secured Note, 5.00%, 10/1/2017	$10,000,000	8,201,173	8,845,667	8.85%
	Warrants for 203.252 shares (at a $4.92 strike price), expire 9/30/2018ˆ	10,000	2,289,400	2,289,400	2.29%
			10,490,573	11,135,067	11.14%
Granite Ridge Energy, LLC Power Generation	Common Stockˆ	60,000	12,975,000	12,975,000	12.98%
GW Power, LLC and Greenwood Fuels WI, LLC Electric Services	Senior Secured Term Loan, 12.19% (one month LIBOR plus 12.00%, 12.16% floor), 3/31/2016	$5,320,388	5,299,835	5,255,480	5.26%
Infinite Aegis Group, LLC Healthcare Billing and Collections	Warrant for 2.0% of the outstanding LLC interests (at a $0.01 strike price), expires 8/1/2023ˆ	1	107,349	—	—%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2015

Description and Industry(1)	Type of Investment(2)	Par Amount/Quantity	Cost	Fair Value	% of Net Asset Value
Other Investments (continued)
JN Medical Corporation Biological Products	Senior Secured Term Loan, 11.25%, (one month LIBOR plus 11.00%, 11.25% floor, 12.00% cap), 6/30/2016	$3,500,000	$3,481,766	$3,449,367	3.45%
Lee Enterprises, Incorporated Daily and Weekly Newspaper Publisher	Senior Secured Notes, 9.50%, 3/15/2022	$2,000,000	2,045,000	2,045,000	2.05%
Luling Lodging, LLC Hotel Operator	Senior Secured Term Loan, 12.25% (one month LIBOR plus 12.00%, 12.25% floor), 12/17/2017	$4,500,000	4,463,119	4,303,650	4.31%
Medinet Investments, LLC Medical Liability Claims Factoring	Senior Secured Revolving Loan, 13.50%, (one month LIBOR plus 13.00%, 13.50% floor), 7/23/2017	$188,313	183,211	103,083	0.10%
New Media West, LLC Cable TV/Broadband Services	Senior Secured Term Loan, 9.00%, 12/31/2017(9)	$3,811,681	3,811,681	—	—%
OPS Acquisitions Limited and Ocean Protection Services Limited* Maritime Security Services	Senior Secured Term Loan, 12.50%, (one month LIBOR plus 12.00%, 12.50% floor), 3/4/2017	$5,950,000	5,913,412	5,968,246	5.97%
PEAKS Trust 2009-1* Consumer Financing	Senior Secured Term Loan, 7.50%, (one month LIBOR plus 5.50%, 7.50% floor), 1/27/2020	$3,450,828	2,947,443	2,705,449	2.71%
PR Wireless, Inc. Wireless Communications	Senior Secured Term Loan, 10.00%, (one month LIBOR plus 9.00%, 10.00% floor), 6/27/2020	$8,415,000	7,618,897	7,573,500	7.58%
	Warrant for 101 shares (at a $0.01 strike price), expires 6/27/2024ˆ	1	634,145	378,675	0.38%
			8,253,042	7,952,175	7.96%
Pristine Environments, Inc. Building Cleaning and Maintenance Services	Senior Secured Revolving Loan, 11.70% (one month LIBOR plus 11.50%, 11.70% floor), 3/31/2017	$5,614,310	5,614,310	5,863,211	5.87%
	Senior Secured Term Loan A, 12.70% (one month LIBOR plus 12.50%, 12.70% floor), 3/31/2017	$1,607,656	1,602,678	1,685,037	1.69%
	Senior Secured Term Loan B, 12.70% (one month LIBOR plus 12.50%, 12.70% floor), 3/31/2017	$3,026,563	2,979,285	3,172,039	3.17%
			10,196,273	10,720,287	10.73%
RiceBran Technologies Corporation Grain Mill Products	Senior Secured Revolving Loan, 11.50% (one month LIBOR plus 10.75%, 11.50% floor), 6/1/2018	$1,000,000	939,362	939,362	0.94%
	Senior Secured Term Loan, 11.50% (one month LIBOR plus 10.75%, 11.50% floor), 6/1/2018	$2,500,000	2,348,330	2,348,330	2.35%
	Warrants for 300,000 (at a $5.25 strike price), expires 5/12/2020ˆ	300,000	39,368	27,000	0.03%
			3,327,060	3,314,692	3.32%

See notes to consolidated financial statements.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS (Continued)
June 30, 2015

Description and Industry(1)	Type of Investment(2)	Par Amount/Quantity	Cost	Fair Value	% of Net Asset Value
Other Investments (continued)
Sundberg America, LLC et al. Appliance Parts Distributor	Senior Secured Notes, 9.50%, 4/30/2020	$8,000,000	$7,960,112	$7,960,112	7.97%
The Selling Source, LLC Information and Data Services	Senior Secured Term Loan, 15.00%, 12/31/2017**	$3,869,881	3,855,453	3,140,666	3.14%
US Shale Solutions, Inc. Oil and Gas Field Services	Senior Secured Note, 12.50%, 9/1/2017(9)	$9,000,000	6,641,957	4,455,000	4.46%
	Warrants for 2.78 shares (at a $0.01 strike price), expire 9/1/2024ˆ	9,000	114	90	0.00%
			6,642,071	4,455,090	4.46%
Total Other Investments			136,351,581	130,282,423	130.36%
Total Investments			$172,195,903	$152,113,759	152.21%

Counterparty	Instrument	# of Contracts	Notional	Cost	Fair Value	% of Net Asset Value
Open Swap Contract
Reef Road Master Fund, Ltd.	Total Return Swap, Pay Total Return on 60,000 shares of Granite Ridge Energy, LLC, Receive 3.00% Fixed Rate, expires June 29, 2016	1	$12,975,000	$—	$—	—%

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
June 30, 2016

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

Reclassifications

The June 30, 2015 and June 30, 2014 Consolidated Financial Statements were reclassified in order to conform with the June 30, 2016 Consolidated Financial Statements.

Upon the adoption of Accounting Standards Update (“ASU”) No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”) effective January 1, 2016, debt issuance costs associated with our borrowings, other than our revolving credit facilities, were reclassified as a direct deduction from the carrying amount of the related borrowing. In accordance with ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, debt issuance costs associated with our revolving credit facilities remain classified as an asset, regardless of whether there are any outstanding borrowings on the facility.

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
June 30, 2016

Note 2. Significant Accounting Policies  – (continued)

financial instruments, such as limited partnerships or private companies, are recorded on the basis of subscription date or redemption date, as applicable. Amounts for investments recognized or derecognized but not yet settled are reported as receivables for investments sold and payables for investments acquired, respectively, in the Consolidated Statements of Assets and Liabilities.

Basis of Consolidation

Under the 1940 Act and the rules thereunder, the rules and regulations pursuant to Article 6 of Regulation S-X, the SEC’s Division of Investment Management’s consolidation guidance in IM Guidance Update No. 2014-11 issued in October 2014 and Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services-Investment Companies (“ASC 946”), we are precluded from consolidating any entity other than another investment company that acts as an extension of our investment operations and facilitates the execution of our investment strategy. An exception to this guidance occurs if we have an investment in a controlled operating company that provides substantially all of its services to us. Our Consolidated Financial Statements include our accounts and the accounts of Full Circle West, Inc., FC New Media, Inc., TransAmerican Asset Servicing Group, Inc., FC New Specialty Foods, Inc., FC Shale Inc., and FC Takoda Holdings, LLC, our currently wholly owned, or previously wholly owned, subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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
June 30, 2016

Note 2. Significant Accounting Policies  – (continued)

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
June 30, 2016

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
June 30, 2016

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

Structuring fees, excess deal deposits, prepayment fees and similar fees are recognized as Other Income from Investments as earned, usually when received, and are non-recurring in nature. Other fee income, including administrative and unused line fees, is included in Other Income from Investments. Income from such sources was $2,193,940, $727,082 and $2,554,551 for the years ended June 30, 2016, 2015, and 2014, respectively. Management fee income is included in Other Income from Non-Investment Sources. For the year ended June 30, 2016, the Company earned $36,758 and waived $15,396 of management fee income related to the services performed for FCCIP. For the years ended June 30, 2015 and 2014, respectively, the Company earned $67,163, and $2,941 of management fee income related to the services performed for FCCIP.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

Note 2. Significant Accounting Policies  – (continued)

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

Federal and State Income Taxes

The Company has elected to be treated as a Registered Investment Company (“RIC”) under subchapter M of the Code and operates in a manner so as to qualify for the tax treatment applicable to RICs. In order to qualify as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute to its stockholders at least 90% of the sum of investment company taxable income (“ICTI”) including payment-in-kind (“PIK”) interest, as defined by the Code, and net tax exempt interest income (which is the excess of our gross tax exempt interest income over certain disallowed deductions) for each taxable year in order to be eligible for tax treatment under subchapter M of the Code. Depending on the level of ICTI earned in a tax year, the Company may choose to carry forward ICTI in excess of current year dividend distributions into the next tax year. Any such carryover ICTI must be distributed prior to the 15th day of the ninth month after the tax year-end.

Permanent differences between ICTI and net investment income for financial reporting purposes are reclassified among capital accounts in the Consolidated Financial Statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes. During the years ended June 30, 2016, 2015, and 2014, the Company reclassified for book purposes amounts arising from permanent book/tax differences related as follows:

	Year Ended June 30, 2016	Year Ended June 30, 2015	Year Ended June 30, 2014
Capital in excess of par value	$(1,987,656)	$(1,302,681)	$(1,695,841)
Accumulated undistributed net investment income	866,605	1,043,849	1,598,259
Accumulated net realized gain (loss) from investments	$1,121,051	$258,832	$97,582

For income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended June 30, 2016, 2015, and 2014 were as follows:

	Year Ended June 30, 2016	Year Ended June 30, 2015	Year Ended June 30, 2014
Ordinary income	$6,093,604	$8,342,307	$5,864,191
Distributions of long-term capital gains	—	—	—
Return of capital	1,051,922	1,302,681	1,695,841
Distributions on a tax basis	$7,145,526	$9,644,988	$7,560,032

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

Note 2. Significant Accounting Policies  – (continued)

For federal income tax purposes, the tax cost of investments owned at June 30, 2016, 2015, and 2014 was $99,533,983, $176,255,797, and $164,878,626, respectively. The net unrealized depreciation on investments owned at June 30, 2016, 2015, and 2014 was $18,411,768, $24,142,039, and $14,687,867, respectively.

At June 30, 2016, 2015, and 2014, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of certain investments in partnerships and wholly-owned subsidiary corporations, fee income and organizational expenses, as follows:

	As of June 30, 2016	As of June 30, 2015	As of June 30, 2014
Accumulated capital losses	$(29,119,726)	$(8,519,497)	$(4,418,701)
Unrealized depreciation	(18,411,768)	(24,142,039)	(14,687,867)
Components of distributable earnings at year end	$(47,531,494)	$(32,661,536)	$(19,106,568)

For the years ended June 30, 2016 and 2015, the long-term net capital loss carryfowards were $28,528,499 and $8,519,497, respectively, which will not expire. For the year ended June 30, 2016, the short-term net capital loss carryforwards were $591,260 and for the year ended June 30, 2015, there were no short-term net capital loss carryforwards.

The Company accounts for income taxes in conformity with ASC Topic 740 — Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in Consolidated Financial Statements. ASC 740 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions deemed to meet a “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current period. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. There were no material uncertain income tax positions at June 30, 2015. Although we file federal and state tax returns, our major tax jurisdiction is federal. The Company remains subject to examination by the Internal Revenue Service for the first full tax year ending June 30, 2011 and all future years.

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
June 30, 2016

Note 2. Significant Accounting Policies  – (continued)

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

Per Share Information

Basic and diluted earnings (loss) per common share is calculated using the weighted average number of common shares outstanding for the period presented. For the years ended June 30, 2016, 2015, and 2014, basic and diluted earnings (loss) per share, were the same because there are no potentially dilutive securities outstanding.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1, “Expenses of Offering”. Deferred offering costs consist principally of legal and audit costs incurred through the balance sheet date that are related to an offering of equity securities. Such costs are charged against the gross proceeds of the offering or will be charged to the Company’s operations if the offering is not completed. Offering expenses related to the Company’s July 14, 2014, March 30, 2015, and April 13, 2015 offerings were $1,442,780. Refer to Note 6. Previously deferred costs charged to the Company’s operations during the year ended June 30, 2016 were $320,910 and are included in Other in the Statement of Operations.

Recent Accounting Pronouncements

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

The Company utilizes one financial institution to provide financing, which may be essential to its business. There are a number of other financial institutions available that could potentially provide the Company with financing. Management believes that such other financial institutions would likely be able to provide similar financing with generally comparable terms. However, a change in financial institutions at the present time could cause a delay in service provisioning or result in potential lost opportunities, which could adversely affect operating results.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

Note 4. Earnings (Loss) per Common Share — Basic and Diluted

The following information sets forth the computation of basic and diluted earnings (loss) per common share for the years ended June 30, 2016, 2015, and 2014:

	Year Ended June 30, 2016	Year Ended June 30, 2015	Year Ended June 30, 2014
Per Share Data(1):
Net Increase (Decrease) in Net Assets Resulting from Operations	$(9,700,162)	$(5,200,728)	$(7,622,395)
Weighted average shares outstanding for period basic and diluted	22,662,947	14,803,637	8,698,814
Basic and diluted earnings (loss) per common share	$(0.43)	$(0.35)	$(0.88)

(1)	Per share data is based on weighted average shares outstanding.

Note 5. Related Party Agreements and Transactions

Investment Advisory Agreement

On June 22, 2016, the Board re-approved the investment advisory agreement (the “Investment Advisory Agreement”) with the Adviser under which the Adviser, subject to the overall supervision of the Board, manages the day-to-day operations of, and provides investment advisory services to, us. Under the terms of the Investment Advisory Agreement, our Adviser: (i) determines the composition of the Company’s portfolio, the nature and timing of the changes to the Company’s portfolio and the manner of implementing such changes, (ii) identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and (iii) closes and monitors investments the Company makes.

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

The total base management fees earned by the Adviser for the years ended June 30, 2016, 2015, and 2014 were $1,992,111, $2,280,058, and $1,631,694, respectively. The total base management fee payable to the Adviser as of June 30, 2016, 2015, and 2014 was $379,944, $580,607, and $475,595, respectively, after reflecting payments of $2,192,774, $2,175,046, and $1,546,044 for the years ended June 30, 2016, 2015, and 2014, respectively, and is included in the Consolidated Statements of Assets and Liabilities in Due to Affiliates.

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
June 30, 2016

Note 5. Related Party Agreements and Transactions  – (continued)

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

Income incentive fees of $1,263,241, $1,798,000, and $1,511,362 were earned by the Adviser for the years ended June 30, 2016, 2015, and 2014, respectively, and the total income incentive fee payable to the Adviser as of June 30, 2016, 2015, and 2014 was $0, $462,350, and $370,132, respectively, after reflecting payment of $1,478,712, $1,705,782, and $1,479,656 during the years ended June 30, 2016, 2015, and 2014, respectively, and is included in the Consolidated Statements of Assets and Liabilities in Due to Affiliates. The Adviser waived $246,879 of income incentive fees for the year ended June 30, 2016 which are included in fees waiver and expense reimbursement on the Consolidated Statements of Operations. Any such fees are not subject to reimbursement or recoupment by the Adviser.

The second part of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement, as of the termination date) and will equal 20% of the Company’s realized capital gains, if any, on a cumulative basis from inception through the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gain incentive fees with respect to each of the investments in our portfolio, provided that, the incentive fee determined as of December 31, 2010 was calculated for a period of shorter than twelve calendar months to take into account any realized capital

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

Note 5. Related Party Agreements and Transactions  – (continued)

gains computed net of all realized capital losses and unrealized capital depreciation from the inception of Full Circle Capital. There were no incentive fees earned on realized capital gains for the years ended June 30, 2016, 2015, and 2014.

The Adviser agreed to reimburse the Company for any operating expenses, excluding interest expenses, investment advisory and management fees, and offering expenses, in excess of 1.50% of our net assets, beginning with our fiscal quarter ended September 30, 2014 through the end of the Company’s fiscal year 2015. For the Company’s fiscal year 2016 and beyond, the Adviser had agreed to reimburse the Company for any operating expenses, excluding interest expenses, investment advisory and management fees, and offering expenses, in excess of 1.75% of our net assets; however, on February 11, 2016, the Board authorized the termination of the Adviser’s operating expense reimbursement obligations, effective as of January 1, 2016. The expense reimbursements from the Adviser for the years ended June 30, 2016, 2015 and 2014 were $506,364, $989,818, and $0, respectively, and is included in the fees waiver and expense reimbursement line on the Consolidated Statements of Operations.

The Adviser had agreed to reimburse the Company for any operating expenses, excluding interest expenses, investment advisory and management fees, and organizational and offering expenses, in excess of 2% of our net assets for the first twelve months following the completion of the initial public offering, which occurred on August 31, 2010.

For the periods commencing on April 1, 2015 and ending on June 30, 2015, and commencing on July 1, 2015 and ending on June 30, 2016, Full Circle Advisors had agreed to waive the portion of the base management fees and incentive fees that Full Circle Advisors would otherwise be entitled to receive pursuant to our Investment Advisory Agreement to the extent required in order for the Company to earn net investment income sufficient to support the distribution payment on the shares of the Company’s common stock outstanding on the relevant record date for each monthly distribution as then declared by the Board; however, on February 11, 2016, the Board authorized the termination of the Adviser’s management fee and incentive fee waiver, effective as of January 1, 2016. Full Circle Advisors will not be entitled to recoup any amounts previously waived pursuant to this agreement. For the year to date period ending December 31, 2015, $214,129 of the base management fee waiver was accrued for and is included in the fees waiver and expense reimbursement line in the Consolidated Statements of Operations.

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

Administration Agreement

On June 22, 2016, the Board re-approved the Administration Agreement with the Administrator under which the Administrator, among other things, furnishes us with office facilities, equipment and clerical, bookkeeping and record keeping services at such facilities. Under the Administration Agreement, the Administrator also performs, or oversees the performance of, the Company’s required administrative services, which include, among other things, being responsible for the financial records which the Company is required to maintain and preparing reports to its stockholders. In addition, the Administrator assists the Company in determining and publishing its net asset value, oversees the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to its stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Payments under the Administration Agreement are equal to an amount based upon our

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

Note 5. Related Party Agreements and Transactions  – (continued)

allocable portion of Full Circle Service Company’s overhead in performing its obligations under the Administration Agreement, including rent, the fees and expenses associated with performing compliance functions and our allocable portion of the compensation of our chief financial officer and our allocable portion of the compensation of any administrative support staff employed by the Administrator, directly or indirectly. Under the Administration Agreement, the Administrator will also provide on our behalf managerial assistance to those portfolio companies that request such assistance. The Administration Agreement may be terminated by either party, without penalty, upon 60 days’ written notice to the other party.

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

For the years ended June 30, 2016, 2015, and 2014, the Company incurred $764,277, $731,447, and $682,662, respectively, of expenses under the Administration Agreement, $246,268, $256,236, and $200,000, respectively, of which were earned by the Sub-Administrator and $305,226, $303,652, and $301,925, respectively, were reimbursed for officers’ compensation. The remaining $212,783, $171,559, and $180,737, respectively, were recorded as an Allocation of Overhead Expenses in the Consolidated Statements of Operations. For the year ended June 30, 2016, the Company reimbursed Full Circle Service Company $23,374 for travel expenses borne by related parties that were the responsibility of the Company. These amounts are included as Other in the Consolidated Statements of Operations.

FC Capital Investment Partners, LLC

On June 4, 2014, the Company formed FC Capital Investment Partners, LLC (“FCCIP”), a multiple series private fund, for which the Company serves as the managing member and investment adviser. FCCIP was formed as a Delaware limited liability company and operates under a Limited Liability Company

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

Note 5. Related Party Agreements and Transactions  – (continued)

Agreement dated June 13, 2014. FCCIP closed its first series on June 17, 2014, raising approximately $5.6 million in capital from investors. FCCIP closed its second series on September 25, 2014, raising approximately $10.0 million in capital from investors. On November 30, 2015, the second series ceased investing and was liquidated after full realization of proceeds from its investment strategy. The Company may co-invest in certain portfolio investments from time to time with one or more series issued by FCCIP where the Company determines that the aggregate available investment opportunity exceeds what it believes would be appropriate for the Company to acquire directly, subject to certain conditions. During the year ended June 30, 2016, the Company earned $36,758 and waived $15,396 of management fee income related to the services performed for FCCIP. During the years ended June 30, 2015 and June 30, 2014, the Company earned $67,163 and $2,941 of management income related to services performed for FCCIP. Such amounts are included in Other Income from Non-Investment Sources on the Consolidated Statements of Operations.

Managerial Assistance

As a business development company, the Company offers, and must provide upon request, managerial assistance to certain of its portfolio companies. This assistance could involve, among other things, monitoring the operations of the Company’s portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. With regard to the Control Investment in Texas Westchester Financial, LLC, the Company has provided managerial assistance during the period for which no fees were charged. The Company’s Chairman, John Stuart, previously served as a director of The Finance Company, LLC, which was previously a Control Investment.

Houlihan Lokey

Houlihan Lokey, an affiliated entity of one of the Company’s directors, provided services to the Company during the period subject to an Engagement Letter approved by the Special Committee of the Board of Directors. The director affiliated with Houlihan Lokey did not participate in this decision making and selection process or any subsequent activities of the Special Committee. The amount of expenses incurred under this agreement were $500,000 and is included in the Consolidated Statements of Operations in Professional Services Expense.

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
June 30, 2016

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
June 30, 2016

Note 6. Equity Offerings, Related Expenses, and Other Stock Issuances  – (continued)

For the three months ended March 31, 2016 and June 30, 2016, the Company did not repurchase any shares under the share repurchase program. As of September 28, 2016, the Company has repurchased an aggregate of 763,187 shares under the share repurchase program at the weighted average price of $3.17 per share, resulting in $2.4 million of cash paid, under the program.

Note 7. Financial Highlights

	Year Ended June 30, 2016	Year Ended June 30, 2015	Year Ended June 30, 2014	Year Ended June 30, 2013	Year Ended June 30, 2012
Per Share Data(1):
Net asset value at beginning of period	$4.30	$6.38	$8.01	$8.59	$9.08
Accretion (dilution) from offering(s)(2)	—	(0.92)	0.03	(0.18)	—
Accretion from share repurchases(3)	0.03	—	—	—	—
Offering costs	—	(0.06)	(0.04)	(0.02)	—
Net investment income (loss)	0.28	0.63	0.71	0.77	0.78
Net change in unrealized gain (loss)	0.24	(0.51)	(1.36)	0.37	(0.32)
Net realized gain (loss)	(0.94)	(0.51)	(0.11)	(0.60)	(0.03)
Dividends from net investment income	(0.28)	(0.63)	(0.69)	(0.78)	(0.80)
Return of capital	(0.04)	(0.08)	(0.17)	(0.14)	(0.12)
Net asset value at end of period	$3.59	$4.30	$6.38	$8.01	$8.59
Per share market value at end of period	$2.70	$3.57	$7.81	$7.83	$7.65
Total return based on market value(4)	(14.98)%	(46.78)%	11.51%	15.12%	8.71%
Total return based on net asset value(4)	(6.15)%	(21.53)%	(11.00)%	4.94%	6.20%
Shares outstanding at end of period	22,472,243	23,235,430	11,443,034	7,569,382	6,219,382
Weighted average shares outstanding for period	22,662,947	14,803,637	8,698,814	7,018,286	6,219,382
Ratio/Supplemental Data:
Net assets at end of period	$80,670,495	$99,938,567	$72,980,277	$60,644,039	$53,442,785
Average net assets	$90,618,873	$78,137,174	$64,360,541	$57,842,601	$55,531,518
Ratio of gross operating expenses to average net assets	12.29%	13.51%	12.11%	11.52%	9.56%
Ratio of net operating expenses to average net assets	11.22%	11.69%	12.11%	11.52%	8.99%
Ratio of net investment income (loss) to average net assets	6.94%	11.02%	9.37%	9.30%	8.70%
Ratio of net operating expenses excluding management fees (net of waiver), incentive fees, and interest expense to average net assets	3.67%	1.51%	3.04%	3.53%	3.15%
Portfolio Turnover	82%	74%	88% (5)	73% (5)	58% (5)

(1)	Financial highlights are based on weighted average shares outstanding.
(2)	Accretion and dilution from offering(s) is based on the net change in net asset value from each follow-on offering.
(3)	Accretion from share repurchases during the period is based on the net change in net asset value from the share repurchases.
(4)	Total return based on market value is based on the change in market price per share and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. Total return based on net asset value is based upon the change in net asset value per share between the opening and ending net asset values per share in the period and assumes that dividends are reinvested in accordance with our dividend reinvestment plan. The total returns are not annualized.
(5)	Unaudited

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

Note 8. Long Term Liabilities

Line of Credit

On June 3, 2013, the Company entered into a credit facility (the “Credit Facility”) with Santander Bank. The facility size was originally $32.5 million and replaced the Company’s credit facility with FCC. LLC d/b/a First Capital. The Credit Facility was subsequently increased to $45.0 million on November 6, 2013. On September 12, 2014, the Company entered into an amendment to our Credit Facility with Santander Bank to give the Company the option to increase the size of the facility from $45.0 million to $60.0 million and to provide additional criteria for eligibility of loans under the borrowing base under the Credit Facility. The Company did not exercise its option to expand the Credit Facility. On June 3, 2016, the Company entered into a further amendment to its credit facility with Santander Bank to, among other things, (i) reduce the size of the facility from $45.0 million to $5.0 million, (ii) extend the termination date until October 3, 2016 and (iii) limit the Company’s ability to make any dividends, distributions, redemptions or other acquisitions of securities or other equity interests in the Company in excess of $10.0 million in the aggregate through October 3, 2016.

The Credit Facility matures on October 3, 2016 and bears interest based on a tiered rate structure, depending upon utilization, ranging from LIBOR (one month, two month or three month, depending on the Company’s option) plus 3.25% to 4.00% per annum, or from Santander Bank’s prime rate plus 1.25% to 2.00% per annum, based on the Company’s election. As of June 30, 2016, one month LIBOR, two month LIBOR, and three month LIBOR were 0.47%, 0.55%, and 0.65%, respectively. As of June 30, 2016, the Prime Rate was 3.50%. In addition, a fee of 0.50% to 1.00% per annum, depending on utilization, is charged on unused amounts under the Credit Facility. The Credit Facility is secured by all of the Company’s assets. Under the Credit Facility, the Company has made certain customary representations and warranties, and is required to comply with various covenants, reporting requirements and other customary requirements, including a minimum balance sheet leverage ratio, for similar credit facilities. The Credit Facility includes usual and customary events of default for credit facilities of this nature.

The fees and expenses associated with opening and expanding the Credit Facility are being amortized over the term of the Credit Facility in accordance with ASC 470, Debt. In accordance with ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, debt issuance costs associated with our revolving credit facilities remain classified as an asset, regardless of whether there are any outstanding borrowings on the facility. As of June 30, 2016, of the total $830,104 of fees and expenses incurred, $51,486 remains to be amortized and is reflected as Deferred Credit Facility Fees on the Consolidated Statements of Assets and Liabilities.

At June 30, 2016 and June 30, 2015, the Company did not have any outstanding borrowings under the Credit Facility.

Notes Payable

On June 28, 2013, the Company issued $21.1 million in aggregate principal amount of 8.25% Notes due June 30, 2020 (the “Notes”) (including a partial exercise of the underwriters’ overallotment option in July 2013) for net proceeds of $20.0 million after deducting underwriting commissions of approximately $860,822 and offering expenses of $246,453.

On July 14, 2014, the Company closed an offering of $12.5 million in aggregate principal amount of the Notes. The Notes were sold at price of $25.375 per Note plus accrued interest from June 30, 2014, a premium to par value of $25.00 per Note for total gross proceeds of approximately $12.7 million. The Notes are a further issuance of rank, equally in right of payment with, and form a single series with the $21.1 million of currently outstanding Notes that will mature on June 30, 2020 and may be redeemed in whole or in part at

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

Note 8. Long Term Liabilities  – (continued)

any time or from time to time at the Company’s option on or after June 30, 2016. The Notes are listed on the NASDAQ Global Market and trade under the trading symbol “FULLL”.

The offering expenses and underwriting commissions are being amortized over the term of the Notes in accordance with ASC 470, Debt. Additionally, in accordance with ASU 2015-03, debt issuance costs related to the Notes are reported on the Consolidated Statements of Assets and Liabilities as a direct deduction from the face amount of the Notes. As such, as of June 30, 2016, of the total $1,150,940 issuance costs incurred, $675,046 remains to be amortized and is included in, and offsets, the Notes Payable balance in the Consolidated Statements of Assets and Liabilities. Additionally, $135,498 of the $187,500 premium related to the July 14, 2014 issuance remains unamortized and is included in the Notes Payable balance in the Consolidated Statements of Assets and Liabilities.

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

The Indenture contains certain covenants, including covenants requiring compliance with (regardless of whether the Company is subject to) the asset coverage requirements set forth in Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act, as well as covenants requiring the Company to provide financial information to the holders of the Notes and the Trustee if the Company ceases to be subject to the reporting requirements of the Securities Exchange Act of 1934. These covenants are subject to limitations and exceptions that are described in the Indenture. The Company may repurchase the Notes in accordance with the 1940 Act and the rules promulgated thereunder. Any Notes repurchased by the Company may, at the Company’s option, be surrendered to the Trustee for cancellation, but may not be reissued or resold by the Company. Any Notes surrendered for cancellation will be promptly cancelled and no longer outstanding under the Indenture. As of June 30, 2016, the Company had not repurchased any of the Notes in the open market.

At June 30, 2016 and June 30, 2015, the Company had a principal balance of $33,645,525 on the Notes, which is included in Notes Payable in the Consolidated Statements of Assets and Liabilities.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

Note 8. Long Term Liabilities  – (continued)

The following shows a summary of the Long Term Liabilities as of June 30, 2016 and June 30, 2015:

As of June 30, 2016

Facility	Commitments	Borrowings Outstanding	Fair Value
Credit Facility(1)	$5,000,000	$—	$—
Notes	33,645,525	33,645,525	34,264,603
Total	$38,645,525	$33,645,525	$34,264,603

As of June 30, 2015

Facility	Commitments	Borrowings Outstanding	Fair Value
Credit Facility(1)	$45,000,000	$—	$—
Notes	33,645,525	33,645,525	34,049,271
Total	$78,645,525	$33,645,525	$34,049,271

(1)	On September 12, 2014, the Company entered into an amendment to our Credit Facility with Santander Bank to give the Company the option to increase the size of the facility from $45.0 million to $60.0 million and to provide additional criteria for eligibility of loans under the borrowing base under the credit facility. The Company did not exercise its option to expand the facility. On June 3, 2016, the Company entered into a further amendment to the Credit Facility with Santander Bank to, among other things, (i) reduce the size of the facility from $45.0 million to $5.0 million, (ii) extend the termination date until October 3, 2016 and (iii) limit the Company’s ability to make any dividends, distributions, redemptions or other acquisitions of securities or other equity interests in the Company in excess of $10.0 million in the aggregate through October 3, 2016.

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

The following tables present information about the Company’s assets measured at fair value as of June 30, 2016 and June 30, 2015:

	As of June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Senior and Subordinated Loans, at fair value	$—	$—	$80,701,466	$80,701,466
Limited Liability Company Interests, at fair value	—	—	100,000	100,000
Investments in Warrants, at fair value	—	—	320,749	320,749
Total Assets	$—	$—	$81,122,215	$81,122,215

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

Note 9. Fair Value Measurements  – (continued)

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

During the year ended June 30, 2016, the senior secured term loan and warrants in US Shale Solutions, Inc. were transferred from Level 2 to Level 3. During the year ended June 30, 2015, a portion of the Level 3 General Cannabis Corp. warrant was converted into Level 1 Common Stock.

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

The tables below reflect the changes in Level 3 assets and liabilities measured at fair value for the years ended June 30, 2016 and 2015.

	Year Ended June 30, 2016
	Beginning Balance July 1, 2015	Amortization & Accretion of Fixed Income Premiums & Discounts	Realized & Unrealized Gains (Losses)	Transfers Into Level 3(2)	Purchases(1)	Sales & Settlements	Ending Balance June 30, 2016	Change in Unrealized Gains (Losses) for Investments still held at June 30, 2016
Assets
Senior and Subordinated Loans, at fair value	$121,630,798	$1,553,243	$(9,832,169)	$4,455,000	$87,604,057	$(124,709,463)	$80,701,466	$(9,580,531)
Limited Liability Company Interests, at fair value	1,228,978	—	(2,448,791)	—	4,325,739	(3,005,926)	100,000	(4,225,839)
Warrants, at fair value	2,695,075	—	(2,374,416)	90	—	—	320,749	(84,926)
Common Stock, at fair value	12,975,000	—	2,145,000	—	—	(15,120,000)	—	—
Total Assets	138,529,851	1,553,243	(12,510,376)	4,455,090	91,929,796	(142,835,389)	81,122,215	(13,891,296)
Liabilities
Open Swap Contract, at fair value	—	—	(1,882,293)	—	1,882,293	—	—	—
Net	$138,529,851	$1,553,243	$(14,392,669)	$4,455,090	$93,812,089	$(142,835,389)	$81,122,215	$(13,891,296)

(1)	Includes PIK interest.
(2)	Represents the transfer of US Shale Solutions, Inc. into Level 3.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

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

Realized and unrealized gains and losses are included in net realized gain (loss) and net change in unrealized gain (loss) in the Consolidated Statements of Operations. The change in unrealized losses for Level 3 investments still held at June 30, 2016 of $13,891,296 is included in net change in unrealized gain (loss) in the Consolidated Statements of Operations for the year ended June 30, 2016. The change in unrealized losses for Level 3 investments still held at June 30, 2015 of $9,427,341 is included in net change in unrealized gain (loss) in the Consolidated Statements of Operations for the year ended June 30, 2015.

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2016:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)
Senior and Subordinated Loans	$67,666,509	Discounted cash flows (income approach)	Discount Rate	3.70% – 50.00% (13.12%)
	5,359,848	Precedent Transactions	Transaction Value	N/A
	7,675,109	Liquidation Value	Asset Value	N/A
Total	80,701,466
Limited Liability Interests and Warrants (Private Companies)	209,844	Market comparable companies (market approach)	EBITDA multiple	6.00x – 6.00x (6.00x)
	100,000	Liquidation Value	Asset Value	N/A
Total	309,844
Warrant (Public Companies)	110,905	Option Pricing Model	Volatility	50.00% – 61.40% (55.70%)
Total Level 3 Investments	$81,122,215

(1)	The average values were determined using the weighted average of the fair value of the investments in each investment category.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

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
June 30, 2016

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
June 30, 2016

Note 10. Derivative Financial Instruments  – (continued)

During the year ended June 30, 2015, the Company funded one synthetic secured loan in the form of a total return swap. More specifically, the Company purchased 60,000 shares of Granite Ridge Holdings, LLC, a power generation company. The Company contemporaneously entered into a collateralized swap agreement with another private fund, which posted approximately $10.4 million of cash collateral, whereby the Company swapped the returns on the shares for a fixed rate of 15.0% on the net loan amount. Under the terms of the swap, the Company expected to receive periodic payments from the counterparty. These periodic payments were recorded as realized capital gains for accounting purposes in accordance with GAAP. The Company did not enter into any total return swaps during the year ended June 30, 2016.

During the year ended June 30, 2016, Granite Ridge Holdings, LLC was sold and the Company received proceeds for a redemption of the Company’s LLC interests, and the related holdback, of approximately $15.2 million, resulting in a realized gain of approximately $2.1 million. Concurrently, the total return swap was unwound and the Company realized a loss of approximately $2.1 million on the swap contract on that date. From the inception of the swap contract through its termination in the quarter ended March 31, 2016, the Company recognized realized losses of approximately $1.9 million, which when aggregated with the realized gain on the LLC interests in Granite Ridge Holdings, LLC, resulted in a total realized gain on the transactions of $262,707. The gains and losses on the transactions are disclosed separately in the Consolidated Statements of Operations as realized gain (loss) on investments and realized gain (loss) on open swap contracts.

Note 11. Strategic Transaction

On June 23, 2016, the Company and Great Elm Capital Corp., a Maryland corporation (“GECC”) entered into a definitive merger agreement (the “Merger Agreement”) under which the Company will merge with and into GECC, with GECC as the surviving corporation (the “Merger”). Concurrently with the execution of the Merger Agreement, GECC, Great Elm Capital Group, Inc. (“Great Elm”) and certain investment funds (the “Funds”) managed by MAST Capital Management, LLC (“MAST”) entered into a subscription agreement (the “Subscription Agreement”). Pursuant to the Subscription Agreement, (i) Great Elm has contributed $30 million in cash to GECC in exchange for shares of GECC's common stock and (ii) the Funds have agreed to contribute an investment portfolio, presently valued at approximately $90 million, also in exchange for shares of GECC's common stock. The contribution of the investment portfolio will occur prior to the closing of the Merger. When the Merger becomes effective, GECC, as the surviving corporation, will be externally managed by Great Elm Capital Management, Inc. (“GECM”), pursuant to a new investment advisory agreement. GECM will be owned by Great Elm. Great Elm has advised the Company that GECM will employ substantially all of the investment and back office personnel of MAST. The obligations of the parties to the Merger Agreement and the Subscription Agreement are subject to various conditions. The Company also entered into an agreement (the “Termination Agreement”) with Full Circle Advisors and Full Circle Service Company providing for the future termination of the Investment Advisory Agreement, dated July 13, 2010, and Administration Agreement, dated July 14, 2010, as required under the Merger Agreement.

The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, (i) we will merge with and into GECC with GECC continuing as the surviving corporation. In the Merger, all of the Company’s outstanding shares of common stock will be converted into shares of GECC’s common stock. The amount of GECC’s common stock to be received by the Company’s stockholders will be derived from an exchange ratio (the “Exchange Ratio”), which will be calculated based on our net asset value as of the month-end preceding the date on which the definitive proxy statement relating to the Merger is mailed to the Company’s stockholders, subject to adjustments as described below.

Pursuant to the terms of the Merger Agreement, the Company’s Board of Directors intends to declare a special cash distribution to the Company’s stockholders of record as of the close of business on the day on which the Merger becomes legally effective.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

Note 11. Strategic Transaction  – (continued)

The Merger Agreement provides that the Company’s Board of Directors will declare a special cash distribution, which will be payable after the Merger to the persons who are the record holders of shares of the Company’s common stock immediately before the effective time of the Merger, in an aggregate amount equal to the sum of:

•	$5,000,000; and
•	$408,763, the positive amount of the Company’s net investment income, calculated in accordance with generally accepted accounting principles in the United States GAAP, from March 31, 2016 through August 31, 2016; and
•	the amount of net investment income paid or accrued on the Company’s investment portfolio and on its cash balances from August 31, 2016 through the effective time of the merger.

The amount of the special cash distribution is expected to be approximately $0.24 per share of the Company’s common stock. The special cash distribution will be paid by the exchange agent appointed to process exchanges of GECC share certificates for the Company’s share certificates upon delivery by the holders of the Company’s common stock of a letter of transmittal.

Neither the special cash distribution, nor any dividends or other distributions with respect to shares of GECC common stock will be paid to any former Full Circle stockholders who held their shares in certificated form and who have not surrendered their certificates to the exchange agent for shares of GECC common stock until those certificates are surrendered in accordance with the letter of transmittal. Following the surrender of any such certificates in accordance with the letter of transmittal, the record holders of such certificates will be entitled to receive, without interest, the special cash distribution and the amount of dividends or other distributions with a record date after the Effective Time payable with respect to shares of GECC common stock exchangeable for those certificates and not previously paid.

The Company expects that a significant part of the $5.0 million fixed portion of the special cash distribution will be a distribution in excess of Full Circle Capital’s current and accumulated earnings and profits and could be treated as a return of capital for U.S. federal income tax purposes.

The closing of the Merger is subject to the satisfaction of customary closing conditions, including, among others, the registration and listing of the shares of common stock of GECC that will be issued in the Merger and the approval of the Merger by the holders of a majority of the outstanding shares of the common stock of the Company (the “Company Stockholder Approval”).

The Merger Agreement contains customary representations, warranties and covenants of each party, including covenants providing for the Company and GECC (i) to conduct their respective businesses in all material respects in the ordinary course of business and in a manner consistent with past practice during the period between the execution of the Merger Agreement and the effective time of the Merger, (ii) not to engage in certain kinds of transactions during such period, and (iii) only with respect to the Company, to convene and hold a meeting of its stockholders to consider and vote upon the approval of the Merger.

The Merger Agreement contains a customary “no-shop” provision which prohibits the Company and its subsidiaries from engaging in certain actions with respect to any other offer or proposal relating to an acquisition, merger or business combination resulting in ownership of more than 25% of the Company or its assets (an “Acquisition Proposal”). Subject to certain exceptions, the Company may not: (i) initiate, solicit or knowingly encourage any inquiries with respect to any Acquisition Proposal; (ii) engage in negotiations or discussions that reasonably could be expected to lead to an Acquisition Proposal; (iii) approve, endorse or recommend any Acquisition Proposal; or (iv) execute or enter into any letter of intent, agreement in principle, merger agreement, acquisition agreement or any similar agreement relating to any Acquisition Proposal.

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

Note 11. Strategic Transaction  – (continued)

The “no shop” provision is subject to a customary “fiduciary out” provision that allows the Company, under certain circumstances and in compliance with certain obligations, to provide non-public information and engage in discussions and negotiations with any third party making an Acquisition Proposal if the Company’s Board of Directors determines in good faith, after consultation with counsel and its financial advisor, that such third party is reasonably likely to submit a Superior Proposal. A “Superior Proposal” is a bona fide proposal in writing relating to an acquisition, merger or business combination resulting in ownership of more than 50% of the Company or its assets that is reasonably likely to be consummated and which has terms more favorable to the Company and its stockholders from a financial point of view than those set forth in the Merger Agreement and related documents.

At any time prior to obtaining the Company Stockholder Approval, subject to certain conditions, the Company’s Board of Directors may endorse the Superior Proposal and may change its recommendation regarding the Merger if the Company’s Board of Directors has determined in good faith (after consultation with counsel) that the failure to take action would be inconsistent with the directors’ fiduciary duties. Any such action can be taken only after giving three business days advance notice to GECC and during those three business days the Company must negotiate with GECC (if GECC wishes to negotiate) to adjust the terms and conditions of the Merger Agreement to make them at least as favorable to the Company’s stockholders as the Superior Proposal.

The Merger Agreement contains certain termination rights for both the Company and GECC, including if the Merger is not completed on or before October 31, 2016 (subject to extension under certain circumstances), or if the Company Stockholder Approval is not obtained. In the event of a termination of the Merger Agreement under certain circumstances, including termination of the Merger Agreement by the Company to enter into a definitive agreement with respect to a Superior Proposal or termination by GECC as a result of a change of recommendation by the Company’s Board of Directors, the Company will be required to pay GECC a termination fee of $3.0 million. Additionally, in the event that the Company Stockholder Approval is not obtained and a proposal for a business combination with a third party or an acquisition by a third party of 50% of more of the shares or assets of the Company (each, an “Alternative Transaction”) has been publicly announced and not withdrawn, upon termination of the Merger Agreement by us or GECC, the Company will be required to reimburse GECC for its out of pocket expenses, up to a maximum of $1.0 million (the “Expense Reimbursement”). If the Company enters into a definitive agreement for one or more Alternative Transactions within 12 months after termination of the Merger Agreement, the Company will be required to pay GECC a termination fee of $3.0 million, less the Expense Reimbursement.

Note 12. Subsequent Events

Recent Portfolio Activity

On July 8, 2016, the subordinated secured term loan to Bioventus, LLC was sold for total proceeds of approximately $6.0 million.

On August 17, 2016, the Company foreclosed on the commercial property underlying its loan to JN Medical Corporation (“JNI”). Subsequent to the foreclosure, on September 14, 2016 the Company entered into a forbearance agreement with JNI, which among other things, required JNI to enter into a triple net lease agreement with respect to the commercial property and to fund an initial payment of $730,723 to the Company in addition to resuming all other obligations under the loan agreement.

The Company holds collateralized note obligations from PEAKS Trust 2009-1. ITT Educational Services Inc. (“ITT”) has guaranteed payment on these notes. On August 26, 2016, ITT announced that it would no longer be accepting new students for enrollment during the current academic year. Subsequently ITT terminated operations at its campuses and on September 16, 2016 ITT filed for Chapter 7 bankruptcy. To the degree that ITT has liabilities in excess of the proceeds resulting from the Chapter 7 proceedings,

FULL CIRCLE CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016

Note 12. Subsequent Events  – (continued)

ITT may not be able to meet obligations under its guarantee, which could impair the value of the notes. At August 31, 2016, the Company valued the notes at 70.91% of par value as compared to 83.92% of par value at June 30, 2016. The Company is currently reviewing the situation, but does not expect a significant change in the value of the notes due to the status of ITT.

Note 13. Commitments and Contingencies

In the normal course of business, the Company may enter into investment agreements under which it commits to make an investment in a portfolio company at some future date or over a specified period of time. As of June 30, 2016, the Company had approximately $8.6 million in unfunded loan commitments, subject to the Company’s approval in certain instances, to provide debt financing to certain of its portfolio companies.

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

Schedule 12 – 14

The table below represents the fair value of control and affiliate investments at June 30, 2015 and any amortization, purchases, sales, and realized and net unrealized gain (loss) made to such investments, as well as the ending fair value as of June 30, 2016.

Schedule of Investments in and Advances to Affiliates

Portfolio Company/ Type of Investment	Par Amount/ Quantity at June 30, 2016	Amount of Interest and Dividends Credited in Income	Fair Value at June 30, 2015	Accretion/ Amortization	Purchases	Sales	Realized and Unrealized Gains/Losses	Fair Value at June 30, 2016
Control Investments
Takoda Resources Inc.
Senior Debt/Common Stock(1),(2)	$—	$—	$161,585	$—	$—	$(168,258)	$6,673	$—
Texas Westchester Financial, LLC
Limited Liability Company Interests(1)	9,278	—	177,500	—	—	(60,000)	(17,500)	100,000
The Finance Company, LLC
Senior Debt(3)/Limited Liability Company Interests(2)	$—	498,242	5,006,194	7,938	—	(4,997,942)	(16,190)	—
TransAmerican Asset Servicing Group, LLC
Senior Debt(2)/Limited Liability Company Interests(1),(2)	$—	—	466,785	—	323,359	(717,576)	(72,568)	—
Total Control Investments		$498,242	$5,812,064	$7,938	$323,359	$(5,943,776)	$(99,585)	$100,000
Affiliate Investments
Modular Process Control, LLC
Senior Debt(1),(2)/Warrant(1),(2)	$—	287,601	3,663,827	17,082	1,306,664	(3,071,579)	(1,915,994)	—
ProGrade Ammo Group, LLC
Senior Debt(1),(2)/Warrants(1),(2)	$—	—	2,590,309	—	147,121	(1,561,268)	(1,176,162)	—
SOLEX Fine Foods, LLC; Catsmo, LLC
Senior Debt/Limited Liability Company Interests(1),(2)/Warrant(1),(2)	$—	284,512	3,832,347	46,883	—	(3,861,696)	(17,534)	—
US Oilfield Company, LLC
Senior Debt/Warrants(1)	$5,768,743/5	521,338	5,683,338	12,799	6,315,061	(6,320,574)	(5,377,269)	313,355
West World Media, LLC
Limited Liability Company Interests(1),(2)	—	—	249,451	—	—	(2,143,900)	1,894,449	—
Total Affiliate Investments		$1,093,451	$16,019,272	$76,764	$7,768,846	$(16,959,017)	$(6,592,510)	$313,355

(1)	Nonincome-producing security.
(2)	Investment is no longer held as of June 30, 2016.
(3)	Investment is no longer a control investment at June 30, 2016. The Company sold the LLC interest in The Finance Company, LLC on March 15, 2016.

Schedule 12 – 14

The table below represents the fair value of control and affiliate investments at June 30, 2014 and any amortization, purchases, sales, and realized and net unrealized gain (loss) made to such investments, as well as the ending fair value as of June 30, 2015.

Schedule of Investments in and Advances to Affiliates

Portfolio Company/ Type of Investment	Par Amount/ Quantity at June 30, 2015	Amount of Interest and Dividends Credited in Income	Fair Value at June 30, 2014	Accretion/ Amortization	Purchases	Sales	Realized and Unrealized Gains/Losses	Transfer from Control to Non-Control/ Non-Affiliate Investment	Fair Value at June 30, 2015
Control Investments
New Media West, LLC(2)
Senior Debt/Limited Liability Company Interests(4)	$3,811,681	$318,461	$5,666,679	$—	$—	$(1,015,030)	$(4,651,649)	$—	$—
Takoda Resources Inc.
Senior Debt/Common Stock(1)	$3,054,532/749	118,703	2,557,379	—	453,272	(91,568)	(2,757,498)	—	161,585
Texas Westchester Financial, LLC
Limited Liability Company Interests(1)	9,278	—	540,037	—	—	(171,717)	(190,820)	—	177,500
The Finance Company, LLC
Senior Debt/Limited Liability Company Interests	$4,195,915/50	881,110	7,214,905	38,386	—	(967,632)	(1,279,465)	—	5,006,194
TransAmerican Asset Servicing Group, LLC
Senior Debt/Limited Liability Company Interests(1)	$3,563,246/75	183,042	1,560,057	9,714	1,532,467	(977,374)	(1,658,079)	—	466,785
Total Control Investments		$1,501,316	$17,539,057	$48,100	$1,985,739	$(3,223,321)	$(10,537,511)	$—	$5,812,064
Affiliate Investments
General Cannabis Corp.(3)
Common Stock/Warrant(1),(4)	654,409	—	2,356,212	—	113,214	(377,639)	(600,986)	(1,490,801)	—
Modular Process Control, LLC
Senior Debt/Warrant(1)	$7,151,027/1	1,205,914	3,971,110	99,410	2,282,926	(1,911,704)	(777,915)	—	3,663,827
ProGrade Ammo Group, LLC
Senior Debt/Warrants(1)	$6,665,197/181,240	4,594	4,133,284	4,594	877,441	(2,305,294)	(119,716)	—	2,590,309
SOLEX Fine Foods, LLC; Catsmo, LLC
Senior Debt/Limited Liability Company Interests(1)/Warrant(1)	$3,861,696/1/1	512,253	3,888,914	27,904	110,000	(148,304)	(46,167)	—	3,832,347
US Oilfield Company, LLC
Senior Debt/Warrants(1)	$5,767,417/3	722,952	—	38,812	18,396,291	(12,714,465)	(37,300)	—	5,683,338
West World Media, LLC
Limited Liability Company Interests(1)	148,326	—	238,897	—	—	—	10,554	—	249,451
Total Affiliate Investments		$2,445,713	$14,588,417	$170,720	$21,779,872	$(17,457,406)	$(1,571,530)	$(1,490,801)	$16,019,272

(1)	Nonincome-producing security.
(2)	On June 30, 2015, New Media West, LLC transferred from a Control Investment to a Non-Control/Non-Affiliate Investment.
(3)	As of May 13, 2015, General Cannabis Corp. transferred from an Affiliate Investment to a Non-Control/Non-Affiliate Investment. All purchases and sales after May 13, 2015 have been excluded from the purchase and sales columns in the above table. Realized and unrealized gains/losses have been prorated and only the realized and unrealized gains/losses which are attributable to the investment as an Affiliate Investment have been included.
(4)	Investment no longer held as of June 30, 2015.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

As of June 30, 2016 (the end of the period covered by this report), we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the 1934 Act). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)  Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of June 30, 2016. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that the Company’s internal control over financial reporting was effective as of June 30, 2016 based on the criteria in Internal Control — Integrated Framework issued by COSO. RSM LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016, as stated in its report, which is included herein.

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

(d)  Changes in Internal Controls Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of the year ending June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers Information

Our Board of Directors oversees our management. The Board of Directors currently consists of six members, four of whom are not “interested persons” of Full Circle Capital as defined in Section 2(a)(19) of the 1940 Act. We refer to these individuals as our independent directors. Our Board of Directors elects our officers, who serve at the discretion of the Board of Directors. The responsibilities of each director will include, among other things, the oversight of our investment activity, the quarterly valuation of our assets, and oversight of our financing arrangements. The Board of Directors has also established an Audit Committee, a Nominating and Corporate Governance Committee and a Compensation Committee, and may establish additional committees in the future.

Information regarding the Board of Directors is provided below:

Name	Age	Position	Director Since	Expiration of Term (Fiscal Year)
Interested Directors
John E. Stuart	50	Chairman of the Board of Directors	2010	2019
Gregg J. Felton	45	Chief Executive Officer and President	2013	2019
Independent Directors
Mark C. Biderman	70	Director	2010	2017
Edward H. Cohen	77	Director	2010	2018
Terence B. Flynn	55	Director	2014	2018
Thomas A. Ortwein, Jr.	60	Director	2010	2017

The address for each of our directors is c/o Full Circle Capital Corporation, 102 Greenwich Avenue, 2nd Floor, Greenwich, Connecticut 06830.

Executive Officers Who Are Not Directors

Name	Age	Position
Michael J. Sell	38	Chief Financial Officer, Treasurer and Secretary
Salvatore Faia	53	Chief Compliance Officer

Biographical Information

Directors

Our directors have been divided into two groups — interested directors and independent directors. An interested director is an “interested person” as defined in Section 2(a)(19) of the 1940 Act.

Interested Directors

John E. Stuart is our chairman and is primarily responsible for overall investment strategies, portfolio management, growth and capital market initiatives. Mr. Stuart served as our chief executive officer from our formation until November 2013, and our co-chief executive officer from November 2013 through February 8, 2015. In addition, Mr. Stuart is a managing member of Full Circle Advisors and a managing member of Full Circle Service Company. Mr. Stuart co-founded Full Circle Funding, LP in 2005 and is a managing partner. Prior to founding Full Circle Funding, LP, from 2002 to 2004, Mr. Stuart was managing member of Excess Capital LLC which provided financial advisory services and structured and funded equity and debt investments. Prior thereto he was co-founder and president of Titan Outdoor Holdings, a New York-based outdoor advertising company, between 1999 and 2002, and was a director until its sale in 2005. Prior thereto, Mr. Stuart was a managing director in the Corporate Finance Department of Prudential Securities Incorporated between 1996 and 1999. Mr. Stuart began his career at Oppenheimer where he was a member of the Mergers and Acquisitions Group and Corporate Finance Department from 1988 to 1996. Mr. Stuart's depth of experience in corporate finance, capital markets and financial services, as well as his intimate knowledge of Full Circle Capital’s business and operations, gives the Board of Directors valuable industry-specific knowledge and expertise on these and other matters. Education — A.B. Brown University, 1988.

Gregg J. Felton is our chief executive officer and president and is primarily responsible for overall investment strategies and portfolio management, growth and capital market initiatives. Mr. Felton is also a managing member and chief investment officer of Full Circle Advisors and a managing member of Full Circle Service Company. Mr. Felton joined Full Circle Capital in November, 2013. Prior to joining Full Circle Capital, from 2006 to 2013, Mr. Felton was a partner and managing director of Goldman Sachs and the founder and chief investment officer of Liberty Harbor, Goldman Sachs Asset Management's credit alternatives platform managing approximately $6.0 billion in assets. He oversaw various investment vehicles, including hedge funds, mutual funds and institutional managed accounts and facilitated the launch of Goldman Sachs' BDC, Goldman Sachs BDC. From 2009 to 2010, Mr. Felton was Head of Credit for Goldman Sachs Asset Management, overseeing approximately $60.0 billion in assets. Prior to joining Goldman Sachs, Mr. Felton was a senior portfolio manager at Amaranth Advisors, a multi-strategy hedge fund located in Greenwich, Connecticut. He led Amaranth's global corporate credit investment team from 2000 to 2006. Prior thereto, Mr. Felton was a vice president at Chase Manhattan Bank, where he served as a portfolio manager and senior analyst for Chase's Special Situations Fund. Mr. Felton began his career in the High Yield Finance Department of Chase's Global Investment Bank. Mr. Felton is a partner of Altus Power America, a company that focuses on owning and operating solar power generation assets. In addition, Mr. Felton serves as a Director of Rye Country Day School. Mr. Felton's broad experience managing investment vehicles and funds provides the Board of Directors with industry expertise and a valuable perspective on a variety of credit transactions. Education — B.A. Tufts University, 1992; J.D. Georgetown University Law Center, 1996; M.B.A. Georgetown University School of Business, 1996.

Independent Directors

Mark C. Biderman serves as chairman of Full Circle Capital's audit committee. Mr. Biderman also serves as the chairman of the Special Committee. Mr. Biderman currently serves as a member of the board of directors and audit committee of Apollo Commercial Real Estate Finance, Inc., a real estate investment trust. Mr. Biderman also serves as a director and as the chairman of the audit committee of Atlas Energy Group, LLC. Mr. Biderman served as a member of the board of directors and audit committee of Atlas Energy GP, LLC, the general partner of Atlas Energy, L.P., a midstream energy service provider, from February 2011 until February 2015. Mr. Biderman served as a member of the board of directors of Atlas Energy, Inc., an independent natural gas producer, from July 2009 through February 2011. Mr. Biderman served as vice chairman of National Financial Partners, Corp. (NFP), a financial services company focused on distributing financial products, from September 2008 through December 2008. From November 1999 until September 2008, Mr. Biderman served as NFP's executive vice president and chief financial officer. From May 1987 to October 1999, Mr. Biderman served as managing director and head of the Financial Institutions Group at CIBC World Markets, an investment banking firm, and its predecessor, Oppenheimer. Prior to investment banking, he was an equity research analyst covering the commercial banking industry. Mr. Biderman was on the “Institutional Investor” All American Research Team from 1973 to 1985 and was First Team Bank Analyst in 1974 and 1976. Mr. Biderman chaired the Due Diligence Committee at CIBC and served on the Commitment and Credit Committees. Mr. Biderman serves on the Board of Governors and as treasurer of Hebrew Union College-Jewish Institute of Religion and on the Advisory Council of the Program in Judaic Studies of Princeton University. Mr. Biderman is a Chartered Financial Analyst and brings extensive financial expertise to the Board of Directors as well as to the audit committee. Education — B.S.E. Princeton University, 1967; M.B.A. Harvard Graduate School of Business Administration, 1969.

Edward H. Cohen serves as chairman of Full Circle Capital's nominating and corporate governance committee. He has been Counsel to the international law firm of Katten Muchin Rosenman LLP since February 2002, and before that was a partner in the firm (with which he has been affiliated since 1963). Mr. Cohen retired as a director of PVH Corp. (formerly Phillips-Van Heusen Corporation), a manufacturer and marketer of apparel and footwear, in July 2011. In the past five years, he has also served as director for Franklin Electronic Publishers, Inc., an electronic publishing company, Merrimac Industries, Inc., a manufacturer of passive RF and microwave components for industry, government and science, and Levcor International, Inc., a manufacturer of buttons and other accoutrements. Mr. Cohen provides the Board with essential legal experience and judgment, which were developed during his over 40 years of practice. Education — B.A. University of Michigan, 1960; J.D. Harvard Law School, 1963.

Terence B. Flynn is a managing director at Houlihan Lokey, where he currently serves as Head of Asset Management Services. Previously, he co-founded the firm's Capital Markets practice. Mr. Flynn is based in Houlihan Lokey's New York office. Before joining Houlihan Lokey in 2009, Mr. Flynn was the head of the Alternative Capital Markets Group at UBS, where he headed the firm's efforts in raising private alternative capital for public and private clients. Prior to taking on this mandate, he was a managing director in the Equity Capital Markets Group, having joined UBS in 2001. From 1998 to 2001, Mr. Flynn founded and ran Phoenix Media Group, a hybrid old-new media music firm focused on the aggregation of copyrighted material. From 1993 to 1998, Mr. Flynn served in various roles at Salomon Brothers, where he established the corporate equity derivative group and managed the combined convertible capital markets and corporate equity derivative group. In 1995, he was named the deputy head of Salomon's Global Equity Derivatives. Mr. Flynn began his career at Bankers Trust in 1983 in the corporate finance department and subsequently became a member of its derivatives group and founded the municipal derivative effort. While at Bankers Trust, in 1986, he joined the emerging markets group, and from 1987 through 1989, he ran the corporate finance arm of emerging markets. In 1990, he rejoined Bankers Trust's derivatives group focusing on equity derivatives. Mr. Flynn also currently serves on the board of directors of Prairie Provident Resources Inc., a Calgary-based energy firm. Mr. Flynn received a B.A. with honors in Economics from Harvard College in 1983.

Thomas A. Ortwein, Jr. serves as chairman of Full Circle Capital's compensation committee. He founded Highbrace Capital in 2003 to act as the general partner in a diversified fund-of-funds From 1997 to 2003 he was managing director and head of Capital Markets for CIBC World Markets, where he was active in firm governance, and served on numerous boards and committees including the Management Committee, Corporate and Leveraged Finance Executive Board, The World Markets Executive Board, and the Children's Miracle Day Committee; he also was chairman of the Commitment and Due Diligence Committees. Mr. Ortwein started the Capital Markets Group at Oppenheimer in 1991 to build the firm's equity financing business which he managed until the firm was acquired by CIBC in 1997. From 1984 to 1991 he managed various business units at Oppenheimer & Co. Prior to that he held various positions at Lehman Brothers and Merrill Lynch. He received a B.A. in Economics from Moravian College in 1977. Mr. Ortwein, is a member of the Alliance of Alternative Asset Professionals, a former member of the Greenwich Roundtable, a not-for-profit research and educational organization for alternative investing and best practices in the Hedge Fund Industry, and serves on the Advisory Board of the Greenwich Boys and Girls Club. Mr. Ortwein's extensive familiarity with the financial services industry and the investment management process in particular, provide the Board of Directors with valuable insight. Education — B.A., Economics, Moravian College, 1977.

Executive Officers Who Are Not Directors

Michael J. Sell has been Full Circle Circle's chief financial officer, treasurer and secretary since September 2013. Mr. Sell initially joined Full Circle Funding, LP, an affiliate of Full Circle Advisers, as a vice president in June 2008. From August 2010 through September 2012, Mr. Sell was employed by our sub-administrator, Conifer Financial Services, LLC (Conifer), where he focused on BDC accounting and financial reporting. In September 2012, Mr. Sell rejoined Full Circle Service Company and was appointed as our assistant secretary in December 2012. Prior to joining Full Circle Funding, LP, from January 2007 to May 2008, Mr. Sell was employed by Sky Bell Asset Management, LLC (Sky Bell) as its chief investment officer. From April 2006 through December 2006, Mr. Sell was an independent consultant, providing services to Full Circle Funding, LP as well as to other clients, including Agile Group, LLC (Agile) and Sky Bell. From May 2004 through April 2006, Mr. Sell was employed by Agile in various roles, where he was actively involved in operational and portfolio analysis for its hedge fund of funds. Mr. Sell began his career in September 2001 at PricewaterhouseCoopers, LLP as a senior assurance associate focused on the financial services industry, until departing in April 2004. Education — B.S., Accountancy and Finance, Miami University, 2000; Master of Accountancy, Miami University, 2001.

Salvatore Faia has served as Full Circle Capital's chief compliance officer since we began operations in 2010. Since 2004, Mr. Faia has served as the president of Vigilant Compliance Services, a full service compliance firm serving mutual funds and the investment industry. In connection with his role as president of Vigilant Compliance Services, he currently serves as chief compliance officer for a number of closed-end funds, mutual funds and investment advisers. From 2002 to 2004, Mr. Faia served as senior legal counsel for PFPC Worldwide, and from 1997 to 2001, he was a partner with Pepper Hamilton LLP. Mr. Faia has extensive experience with mutual funds, hedge funds, investment advisers, broker dealers and the investment management industry. In addition to being an experienced 1940 Act and Advisers' Act attorney, he is a Certified Public Accountant, and holds various FINRA Securities Licenses. Mr. Faia is a member of the Investment Company Institute's Chief Compliance Officer Committee. Education — B.S., Accounting and Finance, La Salle University, 1984; J.D. University of Pennsylvania, 1988.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, the Company’s directors and executive officers, and any persons holding more than 10% of its common stock, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based solely on a review of copies of such reports and written representations delivered to the Company by such persons, the Company believes that during the fiscal year ended June 30, 2016, all Section 16(a) filing requirements applicable to the executive officers, directors and stockholders were timely satisfied.

Code of Ethics

The Company has adopted a code of ethics which applies to, among others, its senior officers, including its Chief Executive Officer and its Chief Financial Officer, as well as every officer, director and employee of the Company. The Company’s code can be accessed via its website at http://www.fccapital.com. The Company intends to disclose any amendments to or waivers of required provisions of the code on the Company's website.

Nomination of Directors

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors implemented since the filing of our Proxy Statement for our 2016 Annual Meeting of Stockholders.

Audit Committee

The Audit Committee is currently composed of Messrs. Biderman, Cohen, Flynn and Ortwein, all of whom are considered independent under the rules of NASDAQ and are not “interested persons” of Full Circle Capital as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. Biderman serves as chairman of the Audit Committee. The Board of Directors has determined that Mr. Biderman is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. Mr. Biderman meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act. The Board of Directors has determined that Mr. Biderman's simultaneous service on the audit committees of four public companies will not impair his ability to effectively serve as the chairman of our Audit Committee.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

None of our officers receives direct compensation from Full Circle Capital. However, Messrs. Stuart and Felton, through their financial interests in Full Circle Advisors, will be entitled to a portion of any investment advisory fees paid by Full Circle Capital to Full Circle Advisors under the Investment Advisory Agreement, which includes any fees payable to Full Circle Advisors under the terms of the Investment Advisory Agreement, less expenses incurred by Full Circle Advisors in performing its services under the Full Circle Investment Advisory Agreement. The compensation paid by Full Circle Advisors to its other investment personnel may include: (i) annual base salary; (ii) annual cash bonus; (iii) portfolio-based performance award; and (iv) individual performance award and/or individual performance bonus.

Mr. Sell, our Chief Financial Officer, Treasurer and Secretary, and Mr. Faia, our chief compliance officer, through Vigilant Compliance Services, will be paid by Full Circle Service Company, subject to reimbursement by Full Circle of its allocable portion of such compensation for services rendered by them to Full Circle under the Full Circle Administration Agreement. To the extent that Full Circle Service Company outsources any of its functions we will reimburse Full Circle Service Company for the fees associated with such functions without profit or benefit to Full Circle Service Company.

Compensation of Directors

The following table sets forth compensation of our directors for the year ended June 30, 2016.

Name	Fees Earned or Paid in Cash(1)	All Other Compensation(2)	Total
Interested Directors
John E. Stuart	—	—	—
Gregg J. Felton	—	—	—
Independent Directors
Mark C. Biderman	$49,500	—	$49,500
Edward H. Cohen	$38,000	—	$38,000
Terence B. Flynn	$39,500	—	$39,500
Thomas A. Ortwein, Jr.	$41,000	—	$41,000

(1)	For a discussion of the independent directors' compensation, see below.
(2)	Full Circle Capital does not maintain a stock or option plan, non-equity incentive plan or pension plan for its directors.

Our independent directors receive an annual fee of $20,000. Our independent directors also receive $2,000 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each board meeting in person and $1,000 for each telephonic meeting, as well as $500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each committee meeting. In addition, the chairman of the Audit Committee receives an annual fee of $10,000 and each chairman of any other committee receives an annual fee of $2,500 for their additional services, if any, in these capacities. In addition, the chairman of the Special Committee receives a fee of $25,000 and each other member of the Special Committee receives a fee of $15,000. No compensation was paid to directors who are interested persons of Full Circle Capital as defined in the 1940 Act.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Messrs. Biderman, Cohen, Flynn and Ortwein, all of whom are considered independent under the rules of the NASDAQ Global Market and are not “interested persons” of Full Circle as that term is defined in Section 2(a)(19) of the 1940 Act. Mr. Ortwein serves as chairman of the Compensation Committee. The Compensation Committee is responsible for annually reviewing and recommending for approval to the Board of Directors the Investment Advisory Agreement. In addition, although we do not directly compensate our executive officers currently, to the extent that we do so in the future, the Compensation Committee would also be responsible for reviewing and evaluating their compensation and making recommendations to the Board of Directors regarding their compensation. Lastly, the Compensation Committee would produce a report on our executive compensation practices and policies for inclusion in our proxy statement if required by applicable proxy rules and regulations and, if applicable, make recommendations to the Board of Directors on our executive compensation practices and policies. The Compensation Committee has the authority to engage compensation consultants and to delegate their duties and responsibilities to a member or to a subcommittee of the Compensation Committee.

Currently, none of our executive officers are compensated by the Company and as such the Compensation Committee is not required to produce a report on executive officer compensation for inclusion in our annual report on Form 10-K.

During fiscal year 2016, none of the Company’s executive officers served on the Board of Directors (or a Compensation Committee thereof or other Board committee performing equivalent functions) of any entities that had one or more executive officers serve on the compensation committee or on the Board of Directors. No current or past executive officers or employees of the Company or its affiliates serve on the compensation committee.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of September 15, 2016, the beneficial ownership of each current director, the Company’s executive officers, each person known to us to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and includes voting or investment power with respect to the securities. Ownership information for those persons who beneficially own 5% or more of our shares of common stock is based upon Schedule 13G filings by such persons with the SEC and other information obtained from such persons, if available.

Unless otherwise indicated, the Company believes that each beneficial owner set forth in the table has sole voting and investment power and has the same address as the Company. Our address is 102 Greenwich Avenue, 2nd Floor, Greenwich, Connecticut 06830.

Control Persons and Principal Stockholders of Full Circle Capital

The following table sets forth, as of September 15, 2016, the beneficial ownership of each of our directors, executive officers, each person known to Full Circle Capital to beneficially own 5% or more of the outstanding shares of our common stock, and the executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Ownership information for those persons who beneficially own 5% or more of our shares of common stock is based upon Schedule 13G and Schedule 13D filings by such persons with the SEC and other information obtained from such persons, if available.

Unless otherwise indicated, we believe that each beneficial owner set forth in the table has sole voting and investment power and has the same address as Full Circle Capital. Our address is 102 Greenwich Avenue, 2nd Floor, Greenwich, Connecticut 06830.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Class(2)
Interested Directors
John E. Stuart(3),(4)	$1,528,368	6.80%
Gregg J. Felton(4)	2,120,793	9.44%
Independent Directors
Mark C. Biderman	22,700	*
Edward H. Cohen	25,000	*
Terence B. Flynn	41,002	*
Thomas A. Ortwein, Jr.(5)	197,525	*
Executive Officers
Michael J. Sell	2,765	*
Salvatore Faia	—	*
Executive Officers and Directors as a Group	2,484,461	11.06%

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Class(2)
Principal Stockholders
Bulldog Investors, LLC(6)	1,760,015	7.83%
Rivernorth Capital Management, LLC(7)	1,694,623	7.54%
Sims Capital Management LLC(8)	$1,219,024	5.42%

*	Represents less than one percent.
(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.
(2)	Based on a total of 22,472,243 shares of the Company’s common stock issued and outstanding on September 15, 2016.
(3)	Includes 237 shares held by Full Circle Investments, LLC, 4,000 shares held by immediate family members and 28,609 shares held by family trusts.
(4)	Includes 1,453,692 shares held by Full Circle Advisors, which may be deemed to be beneficially owned by Mr. Stuart and Mr. Felton by virtue of their position as managing members thereof.
(5)	Includes 197,525 shares held by Highbrace Partners, LP, which may be deemed to be beneficially owned by Mr. Ortwein by virtue of his position as the managing member of its general partner.
(6)	Based on information included in Amendment No. 3 to Schedule 13D filed by Bulldog Investors, LLC. with the SEC on November 3, 2015. The address of Bulldog Investors, LLC. is Park 80 West — Plaza Two, 250 Pehle Ave. Suite 708, Saddles Brooke NJ 07663. Bulldog Investors, LLC has sole power to dispose of and vote 876,403 shares. Bulldog Investors, LLC has shared power to dispose of and vote 883,612 shares.
(7)	Based on information included in Schedule 13G filed by Rivernorth Capital Management, LLC with the SEC on February 16, 2016. The address of Rivernorth Capital Management, LLC. is 325 N. LaSalle Street Suite 645 Chicago, IL 60654-7030. Rivernorth Capital Management, LLC has sole power to dispose of and vote 1,694,623.
(8)	Based on information included in Amendment No. 2 to Schedule 13D filed by Sims Capital Management LLC with the SEC on September 7, 2016. The address of Sims Capital Management LLC is 225 East Mason Street, Suite 802, Milwaukee WI 53202-3657. Includes 12,700 share for which Luke E. Sims has sole power to dispose of and vote, and 1,206,324 shares, for which Luke E. Sims, David C. Sims and Sims Capital Management LLC have shared power to dispose of and vote.

Set forth below is the dollar range of equity securities beneficially owned by each of our directors as of September 15, 2016. Full Circle Capital is not part of a “family of investment companies,” as that term is defined in the 1940 Act.

Name	Dollar Range of Equity Securities Beneficially Owned(1)(2)
Interested Directors
John E. Stuart	Over $100,000
Gregg J. Felton	Over $100,000
Independent Directors
Mark C. Biderman	$50,001 – 100,000
Edward H. Cohen	$50,001 – 100,000
Terence B. Flynn	Over $100,000
Thomas A. Ortwein, Jr.	Over $100,000

(1)	Dollar ranges are as follows: None, $1 – $10,000, $10,001 – $50,000, $50,001 – $100,000, or Over $100,000.

(2)	The dollar range of equity securities beneficially owned in the Company is based on the closing price for our common stock of $2.66 on September 15, 2016 on the NASDAQ Global Market. Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We have entered into the Investment Advisory Agreement with Full Circle Advisors. Mr. Stuart, our Chairman, and Mr. Felton, our Chief Executive Officer and President, are the Managing Members of, and have financial and controlling interests in, Full Circle Advisors.

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

We have entered into the Administration Agreement with Full Circle Service Company. Pursuant to the terms of the Administration Agreement, Full Circle Service Company provides us with the office facilities and administrative services necessary to conduct our day-to-day operations. Mr. Stuart, our Chairman, and Mr. Felton, our Chief Executive Officer and President, are the Managing Members of, and have financial and controlling interests in, Full Circle Service Company. Our Chief Financial Officer, Michael J. Sell, is the Vice President of Full Circle Service Company.

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

In the ordinary course of business, we may enter into transactions with portfolio companies that may be considered related party transactions. In order to ensure that we do not engage in any prohibited transactions with any persons affiliated with us, we have implemented certain written policies and procedures whereby our executive officers screen each of our transactions for any possible affiliations between the proposed portfolio investment, us, companies controlled by us and our employees and directors. We will not enter into any agreements unless and until we are satisfied that doing so will not raise concerns under the 1940 Act or, if such concerns exist, we have taken appropriate actions to seek board review and approval or exemptive relief for such transaction. Our Board of Directors reviews these procedures on an annual basis.

We and our investment adviser have also adopted Codes of Ethics which apply to, among others, our senior officers, including our Chairman, Chief Executive Officer and Chief Financial Officer, as well as every officer, director and employee of us and our investment adviser. These Codes of Ethics require that all employees and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and the interests of Full Circle Capital. Pursuant to the Codes of Ethics, each employee and director must disclose any conflicts of interest, or actions or relationships that might give rise to a conflict, to our

Chief Compliance Officer. Our Audit Committee is charged with approving any waivers under the Codes of Ethics. As required by the NASDAQ Stock Market corporate governance listing standards, the Audit Committee of our Board of Directors is also required to review and approve any transactions with related parties (as such term is defined in Item 404 of Regulation S-K).

Director Independence

In accordance with rules of NASDAQ, the Board of Directors annually determines each director's independence. Full Circle Capital does not consider a director independent unless the Board of Directors has determined that he or she has no material relationship with the Company. Full Circle Capital monitors the relationships of its directors and officers through a questionnaire that each director completes no less frequently than annually and updates periodically as information provided in the most recent questionnaire changes.

In order to evaluate the materiality of any such relationship, the Board of Directors uses the definition of director independence set forth in the rules promulgated by NASDAQ. Rule 5605(a)(2) provides that a director of a BDC, shall be considered to be independent if he or she is not an “interested person” of Full Circle Capital, as defined in Section 2(a)(19) of the 1940 Act.

The Board of Directors has determined that each of the directors is independent and has no relationship with Full Circle Capital, except as a director and stockholder, with the exception of Messrs. Stuart and Felton.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by RSM US LLP (formerly McGladrey LLP through October 25, 2015) for fiscal year ended June 30, 2015.

Fiscal Year Ended June 30, 2015
Audit Fees	$349,740
Audit-Related Fees	—
Tax Fees	14,000
All Other Fees	—
Total Fees:	$363,740

The following table presents fees for professional services rendered by RSM US LLP (formerly McGladrey LLP through October 25, 2015) for fiscal year ended June 30, 2016.

Fiscal Year Ended June 30, 2016
Audit Fees	$342,260
Audit-Related Fees	—
Tax Fees	18,000
All Other Fees	1,272
Total Fees:	$361,532

Audit Fees.  Audit fees consist of fees billed for professional services rendered for the audits of our financial statements and services that are normally provided by RSM US in connection with statutory and regulatory filings.

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

Pre-Approval Policy

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence.

Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated shall report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

a. Documents Filed as Part of this Report

The following Consolidated Financial Statements are set forth in Item 8:

b. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit Number	Description
3.1	Articles of Amendment and Restatement(2)
3.2	Amended and Restated Bylaws(9)
4.1	Form of Common Stock Certificate(1)
4.2	Form of Note Agreement for Distribution Notes(1)
4.3	Indenture, dated as of June 3, 2013(6)
4.4	Form of First Supplemental Indenture(7)
4.5	Form of Global Note (included as Exhibit A to the Form of First Supplemental Indenture)(7)
10.1	Amended and Restated Dividend Reinvestment Plan(13)
10.2	Investment Advisory Agreement by and between Registrant and Full Circle Advisors, LLC(1)
10.3	Administration Agreement by and between Registrant and Full Circle Service Company, LLC(1)
10.4	Credit Agreement by and among Registrant, Sovereign Bank, N.A., as agent, and the lenders party thereto, dated as of June 3, 2013(5)
10.5	First Amendment to Credit Agreement by and between Registrant and Sovereign Bank, N.A., as agent, dated as of September 25, 2013(10)
10.6	Second Amendment to Credit Agreement by and between Registrant, Santander Bank, N.A. (formerly known as Sovereign Bank, N.A.), as agent, and the lenders party thereto, dated as of November 6, 2013(11)
10.7	Third Amendment to Credit Agreement by and between Registrant, Santander Bank, N.A. (formerly known as Sovereign Bank, N.A.), as agent, and the lenders party thereto, dated as of September 12, 2014(12)
10.8	Pledge Agreement by Registrant in favor of Sovereign Bank, N.A., as agent, dated as of June 3, 2013(5)
10.9	Security Agreement by Registrant in favor of Sovereign Bank, N.A., as agent, dated as of June 3, 2013(5)
10.10	Form of Indemnification Agreement by and between Registrant and each of its directors(1)
10.11	Trademark License Agreement by and between Registrant and Full Circle Advisors, LLC(1)
10.12	Form of Purchase and Sale Agreement by and between Registrant, Full Circle Partners, LP, Full Circle Fund, Ltd., Full Circle Offshore, LLC, and FCC, LLC d/b/a First Capital(2)
10.13	Fourth Amendment to Credit Agreement by and among Full Circle Capital Corporation, Santander Bank, N.A, (formerly known as Sovereign Bank, N.A.), as agent, and the lenders party thereto, dated as of June 3, 2016(14)
10.14	Agreement and Plan of Merger, dated as of June 23, 2016, by and between Full Circle Capital Corporation and Great Elm Capital Corp.(15)**
10.15	Termination Agreement, dated as of June 23, 2016, by and among Full Circle Capital Corporation, Full Circle Advisors, LLC and Full Circle Service Company, LLC(15)
14.1	Code of Ethics(8)
14.2	Code of Business Conduct(8)
23.1	Consent of KPMG LLP*
31.1	Certification of Chief Executive Officers pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

Exhibit Number	Description
32.1	Certification of Chief Executive Officers pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002*

(1)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-166302) filed on August 5, 2010.
(2)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 3 (File No. 333-166302) filed on August 26, 2010.
(3)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-180321) filed on July 13, 2012.
(4)	Incorporated by reference to the Registrant’s registration statement on Form N-2 (File No. 333-187207) filed on March 12, 2013.
(5)	Incorporated by reference to Registrant’s current report on Form 8-K (File No. 814-00809) filed on June 4, 2013.
(6)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 1 (File No. 333-188280) filed on June 11, 2013.
(7)	Incorporated by reference to Registrant’s registration statement on Form N-2 Pre-Effective Amendment No. 2 (File No. 333-188280) filed on June 19, 2013.
(8)	Incorporated by reference to Registrant’s annual report on form 10-K (File No. 814-00809) filed on September 13, 2013.
(9)	Incorporated by reference to Registrant’s current report on Form 8-K (Item 5.03) (File No. 814-00809) filed on November 7, 2013.
(10)	Incorporated by reference to Registrant’s quarterly report on Form 10-Q (File No. 814-00809) filed on November 7, 2013.
(11)	Incorporated by reference to Registrant’s current report on Form 8-K (Items 1.01, 2.03 and 9.01) (File No. 814-00809) filed on November 7, 2013.
(12)	Incorporated by reference to Registrant’s current report on Form 8-K (Items 1.01, 2.03 and 9.01) (File No. 814-00809) filed on September 15, 2014.
(13)	Incorporated by reference to Registrant’s registration statement on Form N-2 (File No. 333-198737) filed on September 15, 2014.
(14)	Incorporated by reference to Registrant’s current report on Form 8-K (Items 1.01, 2.03 and 9.01) (File No. 814-00809) filed on June 9, 2016.
(15)	Incorporated by reference to Registrant’s current report on Form 8-K (Items 1.01 and 9.01) (File No. 814-00809) filed on June 27, 2016.
*	Filed herewith.
**	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

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

FULL CIRCLE CAPITAL CORPORATION
Date: September 28, 2016	/s/ Gregg J. Felton Gregg J. Felton, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: September 28, 2016	/s/ John E. Stuart John E. Stuart, Chairman of the Board of Directors
Date: September 28, 2016	/s/ Gregg J. Felton Gregg J. Felton, Chief Executive Officer and President (Principal Executive Officer)
Date: September 28, 2016	/s/ Michael J. Sell Michael J. Sell, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)
Date: September 28, 2016	/s/ Mark C. Biderman Mark C. Biderman, Director
Date: September 28, 2016	/s/ Edward H. Cohen Edward H. Cohen, Director
Date: September 28, 2016	/s/ Terence, B. Flynn Terence B. Flynn, Director
Date: September 28, 2016	/s/ Thomas A. Ortwein, Jr. Thomas A. Ortwein, Jr., Director